Form 10-Q
period 1997-07-31
FIRST HARTFORD CORP
filed 1998-05-05
CIK 36369

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
           FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
     Assets                             July 31,       April 30,
                                           1997           1997
Real Estate and equipment:
 Developed properties (Notes)             $14,740,768   $14,740,768
 (Net of $6,390,802 write down
  to Estimated Market Values)
 Equipment and leasehold improvements         355,879       339,570
                                          $15,096,647   $15,080,338
 Less accumulated depreciation and
  amortization                              4,046,020     3,906,929
                                          $11,050,627   $11,173,409
 Properties under construction and
  investment in undeveloped properties        ---         1,104,498
                                          $11,050,627   $12,277,907
Cash                                          374,105       216,148
Accounts receivable, less allowance
 for doubtful accounts                        196,745       154,786
Deposits, escrows, and prepaid and
 deferred expenses                            866,863       813,265
Due from related parties and affiliates, and
 investment in affiliated partnership       1,033,269       953,412
                                          $13,521,609   $14,415,518
             The accompanying notes are an integral part
                    of these financial statements.
PART I - FINANCIAL INFORMATION
             FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                         July 31,      April 30,
                                          1997           1997
Liabilities:
 Mortgages, notes payable
  and capital lease obligations:

  Mortgages payable (Notes)           $15,921,897     $16,466,162
  Notes Payable:
     Other                              3,382,433       3,625,000
                                      $19,304,330     $20,091,162
 Accounts payable                       2,020,643       2,552,066
Accrued Liabilities (Notes)             8,241,044       8,280,019
 Due to Related Parties and affiliated
 partnerships                           2,111,807       1,853,204
                                      $31,677,824     $32,776,451
Shareholders' equity (deficiency):
 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                               3,322,213       3,322,213
 Capital in excess of par               4,857,645       4,857,645
 Deficit                              (24,267,949)    (24,472,667)
                                     ($16,088,091)   ($16,292,809)
 Less 232,228 shares of common stock
   held in treasury, at cost            2,068,124       2,068,124
                                     ($18,156,215)   ($18,360,933)
                                      $13,521,609     $14,415,518
             The accompanying notes are an integral part
                    of these financial statements.
             FIRST HARTFORD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (Unaudited)
                                   Three Months Ended
                              July 31, 1997  July 31, 1996
Revenues, Including Related
 Party Respectively:
   Sale of Real Estate        $1,509,700       $   --
   Construction                   52,007       $  117,067
   Rental                        702,372          620,829
   Other                          15,146          124,988
 Non-Recurring Gain
   Sale of Partnership              --            192,284
   Other                         430,000           --
                              $2,709,225       $1,055,168
Costs and Expenses:
  Cost of Sales Real Estate    1,488,013           --
  Construction                    34,944           69,630
  Operating, selling, general
   and administrative            387,314          797,117
  Interest                       375,540          408,520
  Depreciation and amortization  140,209          133,098
  Real estate taxes               78,487           74,961
                              $2,504,507       $1,483,326
Net Income Gain (Loss)           204,718       ($ 428,158)
Income Per Share                 $0.07           ($0.14)
Weighted Average Number of Common
  Shares Outstanding           3,089,985        3,089,985
               Accompanying notes are an integral part
                    of these financial statements.
             FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            JULY 31, 1997
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating          3 months ended 3 months ended
 activities:                        July 31, 1997  July 31, 1996
 Net Profit (Loss)                      $204,718   ($ 428,158)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                         139,091      131,939
    Amortization                           1,118        1,118
    Changes in assets and liabilities:
      Increase in:
      Accounts and Notes Receivable    (  41,959)      35,334
      Deposits, escrows, prepaid and
      deferred expenses                (  54,716)   (  96,513)
      Accrued liabilities              (  38,975)     285,723
Decrease in:

Accounts payable                       ( 531,423)      50,472
Net cash used in operating activities  ($322,146) ($   20,085)
Cash flows from investing activities:
  Purchase of Investments              $    -     ($   28,458)
  Purchase of Equipment and
    Leasehold Improvements             (  16,309) (    44,380)
  Proceeds from Sale of Real Estate    1,415,852         -
Payments for:
  Additions to Properties under
   construction                        ( 311,354)   ( 626,060)
Net Cash used in investing activities $1,088,189    ($698,898)
             The accompanying notes are an integral part
                    of these financial statements.

             FIRST HARTFORD CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                            JULY 31, 1997
Cash flows from financing          3 months ended  3 months ended
  activities:                       July 31, 1997  July 31, 1996
  Proceeds from:
     Construction Loans            $    --        $   440,533
     Notes Payable                      --        $   138,500
 Principal payments on:
   Construction Loans Payable
   Mortgages payable               (   44,264)    (    34,922)
   Notes payable                   (  742,567)         --
 Repayment to related parties and
  affiliated partnerships             178,746          79,507
 Net Cash provided by financing
  activities                       ($ 608,085)    $   623,618
Net increase (decrease) in cash
 and cash equivalents              $  157,958     ($   95,365)
Cash and cash equivalents, beginning
 of year                              216,148         102,773
Cash and cash equivalents,
 end of year                       $  374,106     $     7,408
             The accompanying notes are an integral part
                    of these financial statements.
              FIRST HARTFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the quarter ended January 31, 1998, the Registrant was successful in selling apartment properties which were about to go into foreclosure.
These properties were previously written down by $5,891,000. The Registrant will report a gain of approximately $14,400,000 from that transaction. Net property assets will be reduced $6,300,000 while mortgages and accrued interest will be reduced $18,700,800.

At the same time, the Registrant has come to settlement terms with the Pension Benefit Guaranty Corporation (PBGC) and the Department of Labor
(DOL). Under the settlement, the Company has paid approximately $500,000 in excess of what is provided in the current Financial Statement. Additionally, the President of the Registrant (Neil Ellis) has waived his benefits (valued between $550,000 - $600,000) which made up the difference in funding shortfall.

     The Company will have no further pension liabilities.

Although the Registrant believes it has fully complied with the settlement documents, they are, as of this date, unsigned by the PBGC.
Item 2.
             FIRST HARTFORD CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITIONS AND RESULTS OF OPERATIONS.
     In an effort to continue in business until the PBGC was satisfied and their liens removed from the Registrant's assets, a new business entity was created. This entity has carried the Company through this trying period. Operating losses for this entity are $239,000 for the quarter ended
July 31, 1997. These losses are not reflected in the current statements but will be included in subsequent periods. (See Notes to Financials Statements.)
PART II - OTHER INFORMATION
                              Signatures
     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST HARTFORD CORPORATION

                                            Stuart Greenwald
                                            Treasurer
                                            Chief Financial Officer
                                           (Duly Authorized Officer,
                                            Principal Financial and
                                            Accounting Officer)
          Date:
                      FIRST HARTFORD CORPORATION
                                INDEX
     PART I.   FINANCIAL INFORMATION                   PAGE
Item 1.  Financial Statements
          Consolidated Balance Sheets -
            July 31, 1997 and April 30, 1997           1 & 2
          Consolidated Statements of Income (Loss)
            Three Months Ended July 31, 1997 and
            Three Months Ended July 31, 1996             3
          Consolidated Statements of Cash Flows
            Three Months Ended July 31, 1997 and
            Three Months Ended July, 31, 1996          4 & 5
          Notes to Consolidated Financial Statements     6
Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                          7
     PART II.   OTHER INFORMATION
          Signatures                                     8
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             F O R M 10-Q
              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended July 31, 1997           Commission File No.  0-8862

                      First Hartford Corporation
                     (Exact name of registrant as
                      specified in its charter)
          Maine                                     01-0185800
(State of Incorporation)                        (I.R.S. Employer
                                                Identification No.)
149 Colonial Road, Manchester, Connecticut                   06040
(Address of principal executive offices)                  (Zip Code)
                            (860) 646-6555
         (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                 YES                  NO         X
     As of November 8, 1997, 3,089,985 shares of common stock of the Registrant were outstanding.