Form 10-Q
period 1997-10-31
FIRST HARTFORD CORP
filed 1998-06-16
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 1997                    Commission File No. 0-8862

             -------------------------------------------------------

                           First Hartford Corporation
                          ----------------------------
                          (Exact name of registrant as
                            specified in its charter)


          Maine                                               01-0185800
------------------------                                --------------------
(State of Incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

149 Colonial Road,Manchester, Connecticut                    06045-1270
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

                                 (860) 646-6555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                       YES |_|             NO |X|

      As of November 8, 1997, 3,089,985 shares of common stock of the Registrant were outstanding.

                           FIRST HARTFORD CORPORATION

                                      INDEX

   PART I.   FINANCIAL INFORMATION                                       PAGE
                                                                         ----
Item 1.  Financial Statements

          Consolidated Balance Sheets -
            Oct. 31, 1997 and April 30, 1997                             1 & 2

          Consolidated Statements of Income (Loss)
            Six Months Ended Oct. 31, 1997 and
            Six Months Ended Oct. 31, 1996                                3

          Consolidated Statements of Cash Flows
            Six Months Ended Oct. 31, 1997 and
            Six Months Ended Oct. 31, 1996                               4 & 5

          Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                    7

  PART II.   OTHER INFORMATION

        Signatures                                                        8

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         Assets                                        Oct. 31,       April 30,
         ------                                          1997            1997
                                                      -----------    -----------
Real Estate and equipment:

Developed properties (Notes)                          $14,744,096    $14,740,768
 (Net of $6,390,802 write down
  to Estimated Market Values)

Equipment and leasehold improvements                      375,221        339,570
                                                      -----------    -----------
                                                      $15,119,317    $15,080,338

Less accumulated depreciation and
 amortization                                           4,186,728      3,906,929
                                                      -----------    -----------
                                                      $10,932,589    $11,173,409
Properties under construction and
 investment in undeveloped properties                          --      1,104,498
                                                      -----------    -----------
                                                      $10,932,589    $12,277,907

Cash                                                      642,613        216,148

Accounts receivable, less allowance
 for doubtful accounts                                    122,624        154,786

Deposits, escrows, and prepaid and
 deferred expenses                                        788,269        813,265

Due from related parties and affiliates, and
 investment in affiliated partnership                   1,042,777        953,412
                                                      -----------    -----------
                                                      $13,528,872    $14,415,518
                                                      ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   Oct. 31,          April 30,
                                                     1997              1997
                                                  -----------       -----------
Liabilities:

 Mortgages, notes payable
  and capital lease obligations:
  Mortgages payable (Notes)                      $ 16,399,647      $ 16,466,162

  Notes Payable:
         Other                                      2,988,979         3,625,000
                                                 ------------      ------------
                                                 $ 19,388,626      $ 20,091,162

Accounts payable                                    1,982,840         2,552,066
Accrued Liabilities (Notes)                         8,356,799         8,280,019
Due to Related Parties and affiliated
partnerships                                        2,145,120         1,853,204
                                                 ------------      ------------
                                                 $ 31,873,385      $ 32,776,451

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                           3,322,213         3,322,213
 Capital in excess of par                           4,857,645         4,857,645
 Deficit                                          (24,456,247)      (24,472,667)
                                                 ------------      ------------
                                                 $(16,276,389)     $(16,292,809)

 Less 232,228 shares of common stock
   held in treasury, at cost                        2,068,124         2,068,124
                                                 ------------      ------------
                                                 $(18,344,513)     $(18,360,933)
                                                 ------------      ------------
                                                 $ 13,528,872      $ 14,415,518
                                                 ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                     Six Months Ended                     Three Months Ended
                                     ----------------                     ------------------
                             October 31, 1997   October 31, 1996   October 31, 1997   October 31, 1996
                             ----------------   ----------------   ----------------   ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate          $ 1,509,700        $        --        $        --         $        --
  Construction                     120,741            169,264             68,734              52,197
  Rental                         1,291,860          1,262,776            589,488             641,947
  Other                            237,109            425,048            221,963             300,060
  Non-Recurring Gain
   Sale of Partnership Interest         --            475,929                 --             283,645
   Other                           430,000                 --                 --                  --
                               -----------        -----------        -----------         -----------
                               $ 3,589,410        $ 2,333,017        $   880,185         $ 1,277,849

COSTS AND EXPENSES:
  Cost of Sale
    of Real Estate             $ 1,571,804        $        --        $    83,791         $        --
  Construction                      72,867             80,059             37,923              10,429
  Operating, selling general
    and administrative             754,421          1,467,960            367,107             670,843
  Interest                         736,989            864,975            361,449             456,455
  Depreciation and amortization    282,036            271,891            141,827             138,793
  Real Estate Taxes                154,873            151,498             76,386              76,537
                               -----------        -----------        -----------         -----------

                               $ 3,572,990        $ 2,836,383        $ 1,068,483         $ 1,353,057

NET INCOME (LOSS) BEFORE
 INC. TAX                      $    16,420        $  (503,366)       $  (188,298)        $   (75,208)
Federal Income Tax                      --                 --                 --                  --
                               -----------        -----------        -----------         -----------
NET INCOME (LOSS) AFTER
 INC. TAX                      $    16,420        $  (503,366)       $  (188,298)        $   (75,208)
                               ===========        ===========        ===========         ===========

INCOME (LOSS) PER SHARE        $       .01        $     (0.16)       $     (0.06)        $     (0.02)

Weighted Average Number of
  Common Shares Outstanding      3,089,985          3,089,985          3,089,985           3,089,985
                               ===========        ===========        ===========         ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                OCTOBER 31, 1997
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                     6 months ended                3 months ended
 activities:                             10/31/97       10/31/96       10/31/97         10/31/96
                                         --------       --------       --------         --------
 Net Profit (Loss)                     $    16,420    $  (503,366)   $  (188,298)   $   (75,208)

 Adjustments to reconcile net loss
  to net cash used in
  operating activities:

  Depreciation                             279,800        269,655        140,709        137,716
  Amortization                               2,236          2,236          1,118          1,118

  Changes in assets and liabilities:
    Increase (Decrease) in:

  Accounts & Notes Receivable               32,162         69,372         74,121         34,038
  Deposits, escrows, prepaid and
     deferred expenses                      22,760        157,567         77,476        254,080
  Accrued liabilities                       76,780         89,505        115,755       (196,218)

   Decrease in:

Acct's payable & cash overdrafts          (569,226)       152,017        (37,803)       101,545
                                       -----------    -----------    -----------    -----------

Net cash used in oper. activities      $  (139,068)   $   236,986    $   183,078    $   257,071
                                       -----------    -----------    -----------    -----------

Cash flow from investing activities:


 Purchases of Investments                  (35,651)       (58,269)       (19,342)       (29,811)
 Purchase of equip & leasehold imp       1,415,852       (114,716)       000,000        (70,336)

Payments for:
 Additions to properties
   under construction                     (314,683)    (1,648,538)        (3,329)    (1,022,478)
                                       -----------    -----------    -----------    -----------
 Net Cash used in investing
   activities:                           1,065,518    $(1,821,523)       (22,671)   $(1,122,625)
                                       -----------    -----------    -----------    -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                OCTOBER 31, 1997
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                6 months ended               3 months ended
 activities:                        10/31/97       10/31/96      10/31/97       10/31/96
                                    --------       --------      --------       --------
Cash flows from operating
 activities:

 Proceeds from:
         Construction Loan                       $ 1,700,260                   $ 1,259,727
         Mortgage Payable                                           129,046
         Notes Payable                129,046        423,600                       285,100

Principal payments on:
         Mortgage Payable             (66,515)       (70,290)       (22,251)       (35,368)
         Notes Payable               (765,067)      (321,500)       (22,500)      (321,500)

Adv. from Related Parties and
  affiliated Parties                  202,551         81,728         23,805          2,221
                                  -----------    -----------    -----------    -----------

Net Cash Provided by Financing
  Activities                         (499,985)     1,813,798        108,100      1,190,180
                                  -----------    -----------    -----------    -----------

Net Increase (Decrease) in cash
  & Cash Equivalents                  426,465        229,261        268,507        324,626

Cash & Cash Equivalents
  Beginning of Year                   216,148        102,773        374,106          7,408
                                  -----------    -----------    -----------    -----------

Cash & Cash Equivalents
  End of Year                     $   642,613    $   332,034    $   642,613    $   332,034
                                  ===========    ===========    ===========    ===========

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

Item 2.
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS.

      In an effort to continue in business until the PBGC was satisfied and their liens removed from the Registrant's assets, a new business entity was created. This entity has carried the Company through this trying period. Operating losses for this entity are $239,000 and $238,000 for the quarters ended July 31, 1997 and October 31, 1997, respectively. These losses are not reflected in the current statements but will be included in subsequent periods. (See Notes to Financials Statements.)

PART II - OTHER INFORMATION

                                   Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      FIRST HARTFORD CORPORATION

                                                      /s/ Stuart Greenwald
                                                      --------------------------
                                                        Stuart Greenwald
                                                        Treasurer
                                                        Chief Financial Officer
                                                       (Duly Authorized Officer,
                                                        Principal Financial and
                                                        Accounting Officer)

Date: June 16, 1998