Form 10-Q
period 1998-01-31
FIRST HARTFORD CORP
filed 1998-06-17
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM  10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 31, 1998                   Commission File No.  0-8862

                  -------------------------------------------

                           First Hartford Corporation
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)


         Maine                                                   01-0185800
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

149 Colonial Rd., P.O. Box 1270, Manchester, CT                  06045-1270
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (Zip Code)

                                 (860) 646-6555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                  -------------------------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES |_|    NO |X|

      As of September 19, 1997, 3,089,985 shares of common stock of the Registrant were outstanding.

                           FIRST HARTFORD CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----
Item 1. Financial Statements

        Consolidated Balance Sheets -
         Jan. 31, 1998 and April 30, 1997                               1 & 2

        Consolidated Statements of Income (Loss)
          Nine Months and Three Months
          Ended January 31, 1998, 1997                                    3

        Consolidated Statements of Cash Flows
          Nine Months and Three Months
          Ended January 31, 1998, 1997                                  4 & 5

        Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                     7

PART II. OTHER INFORMATION

        Signatures                                                        8

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

      Assets                                            Jan. 31,      April 30,
                                                         1998           1997
                                                      -----------    -----------

Real Estate and equipment:

 Developed properties                                 $ 5,269,443    $14,740,768
 (Net of $499,802; 1998, $6,390,802;
 1997 write down to Estimated Market Values)

 Equipment and leasehold improvements                     171,228        339,570
                                                      -----------    -----------
                                                      $ 5,440,671    $15,080,338

 Less accumulated depreciation and
  amortization                                            905,283      3,906,929
                                                      -----------    -----------
                                                      $ 4,535,388    $11,173,409

 Properties under construction and
  investment in undeveloped properties                    673,371      1,104,498
                                                      -----------    -----------
                                                      $ 5,208,759    $12,277,907

Cash                                                      156,225        216,148

Accounts receivable, less allowance
 for doubtful accounts                                    194,769        154,786

Deposits, escrows, and prepaid and
 deferred expenses                                        684,674        813,265

Due from related parties and affiliates, and
 investment in affiliated partnership                     908,238        953,412
                                                      -----------    -----------
                                                      $ 7,152,665    $14,415,518
                                                      ===========    ===========

                    The accompanying notes are an integral part
                          of these financial statements.

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   Jan. 31,        April 30,
                                                     1998            1997
                                                 ------------    ------------
Liabilities:

 Mortgages, notes payable
  and capital lease obligations:

 Mortgages payable                                  4,241,218      16,466,162

 Notes Payable:
      Other                                         4,178,979       3,625,000
                                                 ------------    ------------
                                                 $  8,420,197    $ 20,091,162

Accounts payable                                    1,804,413       2,552,066
Accrued Liabilities                                 1,613,833       8,280,019
Due to Related Parties and affiliated
partnerships                                          980,856       1,853,204
                                                 ------------    ------------
                                                 $ 12,819,299    $ 32,776,451

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                           3,322,213       3,322,213
 Capital in excess of par                           4,857,645       4,857,645
 Deficit                                          (11,778,368)    (24,472,667)
                                                 ------------    ------------
                                                 ($ 3,598,510)   ($16,292,809)

 Less 232,228 shares of common stock
   held in treasury, at cost                        2,068,124       2,068,124
                                                 ------------    ------------
                                                 ($ 5,666,634)   ($18,360,933)
                                                 ------------    ------------
                                                 $  7,152,665    $ 14,415,518
                                                 ============    ============

                    The accompanying notes are an integral part
                          of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                            Nine Months Ended                   Three Months Ended
                                            -----------------                   ------------------
                                  January 31, 1998   January 31, 1997   January 31, 1998    January 31, 1997
                                  ----------------   ----------------   ----------------    ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate             $     12,696,700   $             --   $     11,187,000    $             --
  Construction                             165,795            216,371             45,054              47,107
  Rental                                 2,006,681          1,917,770            714,821             654,994
  Other                                    283,091          1,217,235             45,982             792,187
  Partnership Distribution
   Sale of Partnership Interest                 --            861,429                 --             385,500
  Non Recurring Gain                    10,073,398                 --          9,643,398                  --
                                  ----------------   ----------------   ----------------    ----------------
                                  $     25,225,665   $      4,212,805   $     21,636,255    $      1,879,788

COSTS AND EXPENSES:
  Cost of Sales R/E               $      7,910,234   $             --   $      6,338,430    $             --
  Construction                             104,435             88,963             31,568               8,904
  Operating, selling general
    and administrative                   2,901,294          2,089,839          2,146,873             621,879
  Interest                               1,075,109          1,313,025            338,120             448,050
  Depreciation and amortization            389,982            412,153            107,946             140,262
  Real Estate Taxes                         50,312            226,782           (104,561)             75,284
                                  ----------------   ----------------   ----------------    ----------------

                                  $     12,431,366   $      4,130,762   $      8,858,376    $      1,294,379

NET INCOME (LOSS) BEFORE
 INC. TAX                         $     12,794,299   $         82,043   $     12,777,879    $        585,409
Federal Income Tax                         100,000                 --            100,000                  --

NET INCOME (LOSS) AFTER
 INC. TAX                         $     12,694,299   $         82,043   $     12,677,879    $        585,409
                                  ================   ================   ================    ================

INCOME (LOSS) PER SHARE           $           4.11   $           0.03   $           4.10    $           0.19

Weighted Average Number of
 Common Shares Outstanding               3,089,985          3,089,985          3,089,985           3,089,985
                                  ================   ================   ================    ================

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                JANUARY 31, 1998
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                            9 months ended                  3 months ended
 activities:                                    01/31/98        01/31/97        01/31/98        01/31/97
                                              ------------    ------------    ------------    ------------
 Net Profit (Loss)                            $ 12,694,299    $     82,043    $ 12,677,879    $    585,409

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation                                     386,627         408,799         106,827         139,144
  Amortization                                       3,354           3,354           1,118           1,118

  Changes in assets and liabilities:
    Increase (Decrease) in:

  Accounts & Notes Receivable                      (39,983)         58,730         (72,145)        (10,642)
  Deposits, escrows, prepaid and
     deferred expenses                             125,237         (11,727)        102,477        (169,294)
  Accrued liabilities                           (6,668,187)        537,978      (6,744,967)        448,473

   Decrease in:

Acct's payable & cash overdrafts                  (747,653)        (42,064)       (178,427)       (194,081)
                                              ------------    ------------    ------------    ------------

Net cash used in oper. activities                5,753,694       1,037,113       5,892,762         800,127
                                              ------------    ------------    ------------    ------------

Cash flow from investing activities:

 Proceeds from Sale of Real Estate               7,562,594              --       6,146,742              --
 Purchases of Investments                                          (88,485)                        (30,216)
 Purchase of equip & leasehold imp                 (60,316)       (138,185)        (24,665)        (23,469)

Payments for:
 Additions to properties
   under construction                             (819,757)     (2,176,665)       (505,074)       (528,127)
                                              ------------    ------------    ------------    ------------
 Net Cash used in investing
   activities:                                $  6,682,521    ($ 2,403,335)   $  5,617,003    ($   581,812)
                                              ------------    ------------    ------------    ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                JANUARY 31, 1998
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                      9 months ended                  3 months ended
 activities:                              01/31/98        01/31/97        01/31/98        01/31/97
                                        ------------    ------------    ------------    ------------
Cash flows from operating activities:

 Proceeds from:
      Construction Loan                 $         --    $  2,129,177              --    $    428,917
      Mortgage Payable
      Notes Payable                          819,046         573,600         690,000         150,000

Principal payments on:
      Mortgage Payable                   (11,724,943)       (103,613)    (11,658,428)        (33,323)
      Notes Payable                         (765,067)       (323,698)             --          (2,198)

Advances from Related Parties and
  affiliated Parties                        (825,174)       (672,609)     (1,027,725)       (754,337)
                                        ------------    ------------    ------------    ------------

Net Cash Provided by Financing
  Activities                             (12,496,138)      1,602,857     (11,996,153)       (210,941)
                                        ------------    ------------    ------------    ------------

Net Increase (Decrease) in cash
  & Cash Equivalents                         (59,923)        236,635        (486,388)          7,374

Cash & Cash Equivalents
  Beginning of Year                          216,148         102,773         642,613         332,034
                                        ------------    ------------    ------------    ------------

Cash & Cash Equivalents
  End of Year                           $    156,225    $    339,408    $    156,225    $    339,408
                                        ============    ============    ============    ============

              The accompanying notes are an integral part of these
                              financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In the current quarter, the Registrant was successful in selling apartment properties which were about to go into foreclosure. These properties were previously written down by $5,891,000. The Registrant is reporting a gain of approximately $14,400,000 from that transaction.

      At the same time, the Registrant has come to settlement terms with the Pension Benefit Guaranty Corporation (PBGC) and the Department of Labor (DOL). Under the settlement, the Company has paid approximately $500,000 in excess of what was provided in prior Financial Statements. Additionally, the President of the Registrant (Neil Ellis) has waived his benefits (valued between $550,000 - $600,000) which made up the difference in funding shortfall.

      The Company does not have any further pension liabilities.

      Federal Income tax for the period is estimated at $100,000 based on the Alternative Minimum Tax triggered by use of carry forward losses. The tax loss carryover available for future periods is approximately $13.5 million.

Item 2.

                  FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS.

      The Registrant is hopeful that legal battles are a thing of the past and new focus can be put on Real Estate development. We are happy to report that May 17, 1998 marked the Grand Opening of T.J. Maxx in our Putnam Shopping Center and that another 27,000 square feet of stores are under construction.

      On May 15, 1998 we closed the financing on a 100,000 square foot center anchored by an A & P supermarket.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FIRST HARTFORD CORPORATION


                                                 /s/ Stuart Greenwald
                                                 ---------------------------
                                                 Stuart Greenwald
                                                 Treasurer
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer,
                                                 Principal Financial and
                                                 Accounting Officer)


Date: 6/17/98