Form 10-K
FIRST HARTFORD CORP
filed 1998-08-28
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                 Commission File No. 0-8862
   April 30, 1998                                                         ------

                           FIRST HARTFORD CORPORATION
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

         Maine                                                  01-0185800
------------------------                                    --------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester, Connecticut             06045-1270
----------------------------------------------------------            ----------
(Address of principal executive offices)                              (Zip Code)

                                 (860) 646-6555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

            1. Common Stock, per value $1 per share

The registrant hereby indicates by checkmark whether it (1) has filed all reports required to be filed by Section 11 or 10 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    YES |_|     NO |x|

Based on the closing sales price of April 30, 1991, the aggregate market value of the voting stock held by non-affiliates of the registrant was between 0 and $350,000.00.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    YES |_|     NO |x|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 3,089,985.

Total number of pages, including cover page 40.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

(a)   General Development of Business

      First Hartford Corporation (the "Registrant") which was incorporated in Maine in 1909, is engaged in the purchase, development, ownership, management and sale of real estate. As used herein, the term Registrant shall mean and refer to First Hartford Corporation and its subsidiaries, unless the context otherwise requires.

(b)   Financial Information about Industry Segments

      The Registrant is engaged in the purchase, development, ownership, management and sale of real estate, therefore, segment information is not applicable.

(c)   Narrative Description of Business

      The Registrant is engaged in the acquisition, development and management of land and properties with the ultimate goals of selling such properties when profitable opportunities arise or obtaining rental income therefrom.

      The real estate, owned and managed by the Registrant through various subsidiaries, is located in Connecticut, Rhode Island, New Jersey and North Carolina. A subsidiary of the Registrant owns a 1% interest in a partnership which owns a strip shopping center in Texas. Tenants are obtained through brokers and employed representatives of the Registrant, by means of newspaper advertisements, inquiries by potential tenants at the Registrant's on-site offices, and direct contacts with retail stores, banks and other potential commercial tenants.

      The real estate business of the Registrant is diversified in terms of geographical location, type of commercial property and form of ownership or management. The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services.

      Operation of the Registrant's real estate business requires construction materials and suitable land. Construction materials can be obtained from many sources, but supplies and construction are subject to strikes and delivery delays which can greatly increase the cost of a project.

      Commercial properties are available in the states where the Registrant is qualified to do business, but all real property, of course, is by its nature finite and subject to fluctuations in cost and to unpredictable changes in local zoning ordinances and to restrictions on planned construction.

      All phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Registrant's throughout the United States. The success of the Registrant, to a large extent, depends upon factors which may be beyond the control of management. Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy. The ability of the Registrant to meet its debt service obligations and to operate profitably is, of course, also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants. The ability to attract tenants is dependent upon the changing character of the areas in which the Registrant's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas. The Registrant's holdings are diversified both geographically and in use and types of occupancy. The Registrant believes that it thereby increases stability and diminishes the affect of possible adverse economic conditions in any particular geographic or economic area, but the Registrant recognizes that diversification by itself will not assure protection against risk and possible loss.

      The real estate business does not experience "backlogs" as that term is generally understood, nor is it seasonal.

      To the Registrant's knowledge, its real estate business is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse affect on this segment of its business.

      The Registrant has no material patent, license, franchise or concession.

      Research and development is not a part of the Registrant's business.

      The Registrant anticipates that compliance with any applicable Federal, state or local provisions regulating discharges into the environment or otherwise relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

      At April 30, 1998, the Registrant employed approximately 24 persons.

(d)   Financial Information About Foreign And
      Domestic Operations and Export Sales

      The Registrant and its subsidiaries do not engage in operations in foreign countries. No material part of their sales or revenues is derived from customers in foreign countries.

ITEM 2. DESCRIPTION OF PROPERTY

      The following table shows the location, general character and ownership status of the materially important physical properties of the Registrant and its subsidiaries:

                                  Available Space
                                  or Facilities                 Ownership
Location          Use            and Major Tenants               Status
--------          ---            -----------------               ------

Commercial Properties:

Lubbock,          Strip          162,404 sq. ft.          Owned by a partnership
Texas             Shopping       Walmart 51%, 20 yrs.     in which a subsidiary of the
                  Center         TJ Maxx 15%, 10 yrs      Registrant is the general
                                                          partner with a 1% interest.

Plainfield,       Strip          60,150 sq. ft.           Owned by a subsidiary of the
Connecticut       Shopping       Big Y 64%, 20 yrs.       Registrant. There is an
                  Center         CVS 14%, 10 yrs.         outside equity interest in
                                                          connection with the financing

Putnam,           Shopping       26,277 sq. ft.           Owned by a subsidiary of the
                  Center         T. J. Maxx               Registrant and part of a
                                                          Shopping Center complex.

Residential Properties:

Westerly          Condominiums   1 Two Bedroom Unit       3 Units Owned by a
Rhode Island                     2 Three Bedroom Units    subsidiary of the Registrant
                                                          to be sold to customers or
                                                          leased to tenants.

ITEM 3. LEGAL PROCEEDINGS

Waterville Industries, Inc. v. First Hartford Corporation and Finance Authority of Maine, CV-89-311 (Kennebec County Superior Court, Maine) and 89-0209-B (United States district Court, District of Maine). Actions commenced July 10, 1989.

      These two lawsuits allege violation of environmental laws in connection with property located in Waterville, Maine. Waterville Industries is the current owner of property located in Waterville, Maine, which includes two waste treatment lagoons; the Registrant, through an affiliate, formerly owned the property, and the Maine Guarantee Authority, predecessor to the Financial Authority of Maine (FAME) also owned the property prior to its transfer to Waterville Industries.

Presidential Gardens Associates, Graham Village Associates, Park West Associates, Briar Knoll Associates Limited Partnership, Sovereign Group 1984-2 Limited Partnership, Highridge Associates Limited Partnership, First Hartford Realty Corporation, Neil Ellis, Parker Street Corporation, v. The United States of America, on behalf of the Secretary of Housing and Urban Development, and Ocwen Federal Bank, FSB, No. 3:96CV01526 (AVC) (United States District Court for the District of Connecticut). Action commenced on March 15, 1996. Suit for damages and for a permanent injunction against HUD for violations of the Settlement Agreement dated February 22, 1994 among the parties to this action and others ("Settlement Agreement"). The case concerns violations by HUD of the Settlement Agreement and challenges the effectiveness and propriety of the alleged assignment from HUD to Ocwen. The United States filed a Motion to Dismiss and Ocwen filed a Motion for Summary Judgment which were allowed and the District Court entered judgment for Defendants on July 24, 1997. Plaintiffs filed a Notice of Appeal on August 22, 1997 giving notice that they appeal to the United States Court of Appeals for the Second Circuit from the judgment entered by the Court dismissing the action as well as from the Memorandum of Decision Re United States' Motion to Dismiss entered July 1, 1997 and from the Memorandum of Decision Re Ocwen's Motion For Summary Judgment entered July 22, 1997. The appeal is pending as: Presidential Gardens Associates, Graham Village Associates Limited Partnership, Park West Associates Limited Partnership, First Hartford Realty Corporation, Briar Knoll Associates Limited Partnership, Sovereign Group 1984-2 Limited Partnership, Highridge Associates Limited Partnership, Neil Ellis, as sole general partner o/b/o Park West Associates Limited Partnership, Parker Street Corp., Plaintiffs-Appellants, v. United States of America, o/b/o the Secretary of Housing & Urban Development, Ocwen Federal Bank, FSB, Defendants-

Appellees. No. 97-6201 (United States Court of Appeals for the Second Circuit). Action commenced August 22, 1997.

Ocwen Federal Bank, FSB v. Sovereign Group 1984-2, Limited Partnership, et. al.
v. Briar Knoll Associates Limited Partnership, et.al. and v. Highridge Associates Limited Partnership. Nos. 3:97CV00611, 3:97CV00612 and 3:97CV00613
(AVC), pending in the United States District Court for the District of Connecticut. Action commenced April 2, 1997. These cases are related to the Presidential Gardens case above against the United States and Ocwen and seek to foreclose the mortgages they bought from HUD in the sealed bid auction the plaintiffs in the above case are challenging.

OTHER PROCEEDINGS

      For proceedings involving officers and directors, see Item 10(f). on page 27.

      The Registrant is also involved in other legal proceedings which have arisen during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Registrant does not believe that any of these proceedings will have a material impact on its consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A Special Meeting of security holders was held on February 13, 1986. The Registrant did not solicit proxies and the Board of Directors as previously reported was re-elected in its entirety:

                                  Neil H. Ellis
                                Leonard E. Seader
                              Stuart I. Greenwald

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS

      The Registrant's common stock, $l par value, is traded over-the-counter. Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets)

      The Registrant has paid no cash dividends in the last five years.

      Although the Registrant is aware that small sales of the common stock have occurred from time to time, we have no knowledge of the trading range of those shares.
      The Registrant has paid no cash dividends in the last five years.

      The number of shareholders of record for the Registrant's common stock as of December 12, 1997, is 931.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

Years Ended April 30, 1998, 1997, 1996, 1995, and 1994

                                      1998            1997            1996            1995            1994
                                      ----            ----            ----            ----            ----
Revenues of the
  Registrant                      $ 25,559,439    $ 16,447,667    $  8,531,021    $ 13,880,594    $ 11,170,399
Income (Loss) from
  continuing operations             12,192,561        (740,685)      2,169,856       6,823,182         474,090
Extraordinary
  (Losses) Net                           - 0 -           - 0 -           - 0 -      (3,500,000)          - 0 -

Net Income (Loss)                   12,192,561        (740,685)      2,169,856       3,323,182         474,090
  Weighted Average Number
  of Shares Outstanding              3,089,985       3,089,985       3,089,985       3,089,985       3,089,985
Income (Loss) Per Share

Income Before Extraordinary       $       3.95            (.24)   $        .70    $       2.21    $        .15
  Extraordinary (Losses)                    --              --              --           (1.13)             --
                                  ------------    ------------    ------------    ------------    ------------
    Total                         $       3.95    $       (.24)   $        .70    $       1.08    $        .15
                                  ============    ============    ============    ============    ============

Balance Sheet Data

Properties under Construction
  and Investment in
  Undeveloped
  Properties                      $  2,148,678       1,104,498    $  5,602,287    $    725,583    $  1,293,011

Developed Properties Net             4,448,128      10,974,977      11,404,208      11,745,099      26,070,037

Total Assets                         8,177,363      14,415,518      21,159,309      15,668,170      32,588,384

Construction Loans, Notes,
  Mortgages Payable and
  Finance Obligations               10,147,730      20,091,162      24,692,576      21,342,074      34,685,450

Accounts Payable and Accrued
  Liabilities                        3,152,503      10,832,085      12,381,880      11,519,713      14,117,581
Stockholders' Equity              $ (6,168,372)   $(18,360,933)   $(17,620,248)   $(19,790,004)   $(23,113,186)
                                  ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      In the past four (4) years, the Registrant has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced by over $35,000,000.00. To achieve this result, virtually of all our partnership interests and most of our developed properties had been sold. We are currently on a path to attempt to rebuild our asset base. Shopping centers are under construction in Putnam, Connecticut and Mount Olive, New Jersey. Other properties are held under option which hopefully will result in additional developments.

      In the fiscal year April 30, 1999, management does not foresee any opportunities to sell any additional properties. With rental and management income greatly reduced from previous year levels, the Registrant believes operating losses will occur for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   I N D E X

                                                                           Pages
                                                                           -----

Statement in Lieu of Independent Auditors' Report                             10

Consolidated Balance Sheets - April 30, 1998 and 1997                      11-12

Consolidated Statements of Income (Loss) - Years Ended
   April 30, 1998, 1997 and 1996                                              13

Consolidated Statements of Shareholders' Equity (Deficiency)
   for the Years Ended April 30, 1998, 1997 and 1996                          14

Consolidated Statement of Cash Flows for the Year Ended
   April 30, 1998 and 1997                                                 15-16

Notes to Consolidated Financial Statements                                 17-25

There are no Supplementary Data Schedules necessary.

            STATEMENT IN LIEU OF INDEPENDENT AUDITOR'S REPORT


Board of Directors
First Hartford Corporation
Manchester, CT 06040

Management has determined that the Registrant will not retain an outside auditor and will use its limited resources in a more productive manner. We therefore submit our financial statements unaudited. Please read all the footnotes carefully as some of this information may normally be cited in the Independent Auditor's disclaimer or subject to opinion.


                                       /s/ Stuart Greenwald
                                       -----------------------------------------
                                       Stuart Greenwald
                                       Treasurer

SG/gp

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

                                 ASSETS (NOTE 1)

                                                         1998           1997
                                                         ----           ----
Real estate and equipment
  (Notes 1 and 9):

  Developed properties
    (Write down to Estimated Market Value
    1998, $499,802; 1997, $6,390,802)                 $ 5,269,443    $14,740,768

  Equipment and leasehold improvements                    168,726        339,570
                                                      -----------    -----------
                                                      $ 5,438,169    $15,080,338

Less accumulated depreciation
  and amortization                                        938,132      3,906,929
                                                      -----------    -----------
                                                      $ 4,500,037    $11,173,409

Properties under construction and
  investment in undeveloped properties                  2,148,678      1,104,498
                                                      -----------    -----------
                                                      $ 6,648,715    $12,277,907

Cash                                                        4,118        216,148

Accounts and notes receivable, less allowance
  for doubtful accounts                                   144,115        154,786

Deposits, escrows and prepaid and
  deferred expenses                                       757,939        813,265

Due from related parties and affiliates
  (Notes 4 and 6)                                         622,476        953,412
                                                      -----------    -----------

                                                      $ 8,177,363    $14,415,518
                                                      ===========    ===========

                                   (Continued)

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                       1998            1997
                                                       ----            ----
Liabilities:
  Mortgages and notes payable
    (Notes 2-4):
      Construction Loan Payable                    $  1,575,925    $         --
      Mortgages payable                               4,717,963      16,466,162

      Notes payable:

        Other                                         3,853,842       3,625,000
                                                   ------------    ------------
                                                   $ 10,147,730    $ 20,091,162

  Accounts payable                                    2,281,671       2,552,066

  Accrued liabilities (Notes 5)                         870,832       8,280,019

  Due to related parties and affiliates
    (Note 4)                                          1,045,502       1,853,204
                                                   ------------    ------------
                                                   $ 14,345,735    $ 32,776,451

Commitments and contingencies
  (Notes 3, 4, and 8)

Shareholders' equity (deficiency)
  Common stock, $1 par; Authorized 6,000,000
    shares; Issued 3,322,213 shares                $  3,322,213    $  3,322,213

  Capital in excess of par                            4,857,645       4,857,645

  Deficit                                           (12,280,106)    (24,472,667)
                                                   ------------    ------------

                                                   $ (4,100,248)   $(16,292,809)

Less 232,228 shares of common
  stock held in treasury, at cost                     2,068,124       2,068,124
                                                   ------------    ------------

                                                   $ (6,168,372)   $(18,360,933)
                                                   ------------    ------------

                                                   $  8,177,363    $ 14,415,518
                                                   ============    ============

                 See notes to consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996
                                   (UNAUDITED)

                                         1998           1997            1996
                                         ----           ----            ----
Revenues, including related
  party transactions
  (1998, $162,954; 1997,
  $2,117,810; 1996, $3,676,451)
  (Note 4):
    Sale of real estate              $ 12,696,700   $ 11,100,000    $         --
    Construction                          197,081        243,643         306,463
    Rental                              2,261,985      2,610,505       2,531,566
    Other                                 330,276        808,094       1,413,489
    Non-Recurring Items
      (Note 6)                         10,073,397      1,685,425       4,279,503
                                     ------------   ------------    ------------
                                     $ 25,559,439   $ 16,447,667    $  8,531,021
                                     ------------   ------------    ------------
Cost and expenses:
    Cost of sales,
      real estate                    $  7,909,043   $ 11,282,261              --
    Construction                          133,020         97,190    $    150,562
    Operating                           2,398,474      1,973,488       2,266,768
    Interest (Note 2)                   1,254,142      1,712,077       1,667,969

    Depreciation and
      amortization                        425,775        552,935         516,596
    Selling, general and
      administrative                    1,029,945      1,218,019       1,366,386
    Real estate taxes                      71,510        325,069         322,884
                                     ------------   ------------    ------------

                                     $ 13,221,909   $ 17,161,039    $  6,291,165
                                     ------------   ------------    ------------

Income before income
  taxes                              $ 12,337,530   $   (713,372)   $  2,239,856
Income taxes                              144,969         27,313          70,000
                                     ------------   ------------    ------------

Net income (loss)                    $ 12,192,561   $   (740,685)   $  2,169,856
                                     ============   ============    ============

Net income (loss) per share          $       3.95   $       (.24)   $        .70
                                     ============   ============    ============

Weighted average number of
  shares outstanding                    3,089,985      3,089,985       3,089,985
                                     ============   ============    ============


                 See notes to consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

              YEARS ENDED APRIL 30, 1998, 1997 AND 1996 (UNAUDITED)

                                            Capital        Retained
                                           in excess       earnings       Treasury
                           Common stock      of par        (deficit)        stock           Total
                           ------------      ------        ---------        -----           -----

Balance, April 30, 1995   $  3,322,213   $  4,857,745   $(25,901,838)   $ (2,068,124)   $(19,790,004)

Net Income                          --   $       (100)  $  2,169,856              --    $  2,169,756

Balance, April 30, 1996   $  3,322,213   $  4,857,645   $(23,731,982)   $ (2,068,124)   $(17,620,248)

Net Income                          --             --   $   (740,685)             --    $   (740,685)

Balance, April 30, 1997   $  3,322,213   $  4,857,645   $(24,472,667)   $ (2,068,124)   $(18,360,933)

Net Income                          --             --     12,192,561              --      12,192,561
                          ------------   ------------   ------------    ------------    ------------

Balance, April 30, 1998   $  3,322,213   $  4,857,645   $(12,280,106)   $ (2,068,124)   $ (6,168,372)
                          ============   ============   ============    ============    ============

                 See notes to consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       YEAR ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:                  1998            1997
                                                       ----            ----

  Net Profit                                       $ 12,192,561    $   (740,685)

  Adjustments to reconcile net profit
    to net cash used in operating activities:

      Depreciation                                      421,303         548,462
      Amortization                                        4,473           4,473

      Changes in assets and liabilities:
        Increase in:

      Accounts and notes receivable, net                 10,671         (12,633)
      Deposits, escrows, prepaid  and
        deferred expenses                                50,853         133,587
        Accrued liabilities                          (7,409,189)     (1,093,674)
        Note Payable                                    668,659              --

      Decrease in:

        Accounts payable & cash overdrafts             (270,393)       (456,121)
                                                   ------------    ------------

  Net cash used in operating activities            $  5,668,938    $ (1,616,591)
                                                   ------------    ------------

Cash flows from investing activities:

  Purchase of Investments                                    --    $  2,098,211
  Purchases of equipment and leasehold
    improvements                                        (65,196)       (149,421)

  Proceeds from sale of real estate net
    of selling expenses                               7,562,594       7,076,904

  Payments for:
    Additions to developed properties                (2,289,509)     (2,646,912)
                                                   ------------    ------------

  Net cash used in investing activities:           $  5,207,889    $  6,378,782
                                                   ============    ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                       YEARS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

Cash flows from financing activities:                  1998            1997
                                                       ----            ----
  Proceeds from:

    Construction Loan Payable                      $  1,575,925    $  2,129,177
    Notes payable                                       819,046         770,100

  Principal payments on:

    Construction loans payable                                       (5,848,315)
    Mortgages payable                               (11,748,199)       (145,778)
    Notes payable                                    (1,258,862)     (1,506,600)

  Advances from related parties and
    affiliated partnerships                            (476,767)        (47,400)
                                                   ------------    ------------
  Net cash provided by financing
    activities                                     $(11,088,857)   $ (4,648,816)
                                                   ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                      $   (212,030)   $    113,375

Cash and cash equivalents, beginning of year            216,148         102,773
                                                   ------------    ------------
Cash and cash equivalents, end of year             $      4,118    $    216,148
                                                   ============    ============
Supplemental data:

Cash paid during the year for interest             $    477,144    $    822,390
                                                   ============    ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

1.    Description of business and summary of significant accounting policies:

      Description of business:

      First Hartford Corporation (the Registrant) was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

      Principles of consolidation:

      The accompanying financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, including partnerships in which the Registrant is a majority owner. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Registrant's own use (rental/future sale). The Registrant records at cost its investment in partnerships in which it is not a majority owner.

      Because the Registrant is engaged in the development and sale of real estate in various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

      Real estate and equipment:

      Properties under construction and investment in undeveloped properties, developed properties and equipment and leasehold improvements are recorded at the lower of cost or net realizable value.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

1. Description of business and summary of significant accounting policies (continued):

      Real estate and equipment (continued):

      Properties under construction amounted to $2,148,675, $1,104,498, and $5,602,287 at April 30, 1998, 1997 and 1996, respectively.

      Following accounting practices of the real estate industry, interest and property taxes are capitalized for those projects which have a current development plan. In addition, properties under construction include revenue and operating expenses through substantial completion of the property. When property is substantially completed, the costs of property constructed for the Registrant's own use are transferred to developed properties and depreciation commences.

      The estimated useful lives of the various classes of assets are set forth below:

         Description                          Range in Years

      Developed properties                          40

      Equipment and leasehold
        improvements                               3 - 10

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

1. Description of business and summary of significant accounting policies (continued):

      Real estate and equipment (continued):

      Leasing commissions and financing costs (included in deposits, escrows, and prepaid and deferred expenses in the accompanying balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.

      Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

      The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts. Income or loss resulting from the disposal of properties and equipment is included in the consolidated statements of income (loss).

      Revenue recognition:

      Since the Registrant is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Registrant provides for estimated losses on contracts in the year such losses become known.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

1. Description of business and summary of significant accounting policies (continued):

      Revenue Recognition (continued):

      Deferred income arises from the receipt of fees, proceeds from property sales and rental income in advance of the earnings period. This income is generally recognized in the period which the service is provided.

      Income (loss) per share:

      Income (loss) per share is based on the weighted average number of common shares.

      Income taxes:

      The Registrant and its subsidiaries file consolidated Federal income tax returns. Income or loss of the consolidated partnerships is considered in the income tax provision of the corporate partner. The Registrant's tax loss carry forward is approximately $10,000,000 expiring at various dates through the year 2007. For alternative minimum tax purposes, the net operating loss utilized in any one year is limited to 90% of alternative minimum taxable income. Investment tax credits are insignificant.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

2.    Construction loans, mortgages, and notes payable:

                                                         1998           1997
                                                         ----           ----
   Construction Loans and
     Mortgage notes at rates varying from
     1% to 1 1/2% over the prevailing
     prime rate and fixed rates
     ranging from 8% to 10%.
     Maturities are at various dates through 2029.     6,293,888      16,466,162

   Notes payable, at interest rates
     varying from 1% to 1 1/2% over the
     prevailing prime rate and fixed
     rates ranging from 4% to 10%
     maturing at various dates through
     1997 or demand.                                    3,853,842      3,625,000
                                                      -----------    -----------
                                                      $10,147,730    $20,091,162
                                                      ===========    ===========

At April 30, 1997 approximately $11,600,000 of the mortgage amount was in default. HUD, the former holder of the mortgages sold the debt to a third party purchaser in a public auction on August 6, 1996. At the beginning of January, 1998, the Registrant purchased the mortgages at discount and sold the properties. The result of those sales are included in operations for the current year.

3.    Pledge of stock of subsidiaries:

      For the past ten years and probably longer, the Registrant had not been able to obtain financing (secured or unsecured) without the personal guarantees of Neil Ellis, the president of the Registrant. To some degree, the Registrant recently has been able to do some borrowing without that guarantee but it continues to be a necessary component to most loans. In the past, we have disclosed stock pledges of subsidiaries to protect Mr. Ellis from personal losses due to his guarantying loans. These pledges will stay in place until his guarantees are eliminated.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

4.    Related party transactions:

      Amounts included in revenue resulting from transactions with companies affiliated by common ownership and/or management are as follows:

                                   1998            1997            1996

      Rental Income               72,000              --              --
      Management and
        service fees              49,247         566,192         258,735
      Maintenance/Repairs         13,555              --         222,460
      Interest income             28,152          28,160          32,060
      Sale of Partnership
        Interest                      --       1,014,658       3,163,196
                               ---------      ----------      ----------

                               $ 162,954      $2,117,810      $3,676,451
                               =========      ==========      ==========

      Amounts due to/from affiliates and related parties represent transactions between affiliated and related entities under common ownership and/or management in line with business transactions which generate the revenues noted above. The Registrant and its subsidiaries also have received cash advances from other companies affiliated with Neil Ellis, President of the Registrant and performed services for these companies.

5.    Accrued liabilities:

                                          1998             1997
      Accrued:
        Federal income taxes         $ 188,162       $  192,550
        Taxes-other                    199,282          385,685
        Pension costs (Note 7)            -             607,905
        Interest                       338,610        6,765,337
        Other                          144,778          328,542
                                     ---------       ----------
                                     $ 870,832       $8,280,019
                                     =========       ==========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

6. Non-Recurring Items:

Income from non-recurring items are as follows:

                                      1998             1997             1996

Income - Partnership
  distributions from
  sales of partnership
  assets                           $        --      $ 1,014,658      $ 3,138,196
  Gains on purchase of
  mortgage                           9,643,397               --               --
Intangible sales of
  property                                  --               --          604,000
Recovery of bad debts                       --               --          437,307
Settlements                            430,000          508,800               --
Miscellaneous                               --          161,967          100,000
                                   -----------      -----------      -----------

                                   $10,073,397      $ 1,685,425      $ 4,279,503
                                   ===========      ===========      ===========

Included in Partnership distributions (1997, and 1996) is approximately $1.8 million from the sale of partnership interests owned by Neil Ellis (the President of the Registrant) and donated back to the Registrant per the Settlement Agreement with HUD. Of the amount received approximately $1.8 million was available after repaying debt to the partnerships and the debt of two D.I.P. entities. These funds were used to reduce the debt to the Pension Fund.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

7.    Employee Retirement Plan:

      The Registrant has a single employer defined benefit non contributory pension plan. As of January, 1986 the benefits of the plan have been frozen. The Pension Benefit Guaranty Corporation (PBGC) had started to make the benefit payments to the participants at January 1, 1994.

      In June, 1997 the PBGC had become interim Trustee of the Plan and in July, 1997 notified participants that they would seek to terminate the Plan. The PBGC had previously filed liens in excess of $3.1 million against the Registrant and had made doing normal business all but impossible.

      The Trust Fund has been turned over to the PBGC when they became Interim Trustee. At the end of July, 1997, the fund had cash and investments of approximately 2.3 million.

      In January, 1997, the Registrant had come to settlement terms with the Pension Benefit Guaranty Corporation (PBGC) and the Department of Labor (DOL). Under the settlement, the Company has given the PBGC a 10 year Note of approximately $670,000 (6% interest payable quarterly) which is guaranteed by a Bond of an Insurance Company. The Registrant has given cash to the Insurance Company which was then invested in a zero coupon bond to yield $670,000 at maturity.

8.    Commitment and Contingencies:

      A. The Registrant does not believe that any legal proceeding to which it is a party will have any material impact on its consolidated financial position.

      B. The Registrant believes its computer system will be year 2000 compliant.

      C. All Chapter 11 proceedings which involved any interest of the Registrant have been concluded.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

9.    Going concern:

      Although the deficit in shareholder equity has been reduced by 73% (approximately $17,000,000) in the past four years, there still remains a deficit of $6,168,000. The improvements were a result of selling properties and partnership interest. On a going forward basis, it is unrealistic to expect that the Registrant can continue to generate sales of any magnitude on its existing asset base. Unless cash flow can be generated from other services, conditions raise substantial doubt about the Registrant's ability to continue as a going concern and meet its obligations as they become due.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors

      The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

  Name                   Age            Position           Period of Service

Neil H. Ellis            70             President           l966 - Present

Stuart I. Greenwald      56        Treasurer/Secretary      1980 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b) Identification of Executive Officers

      The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

  Name                   Age            Position           Period of Service

Neil H. Ellis            70             President           l968 - Present

Stuart I. Greenwald      56        Treasurer/Secretary      1978 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

Leonard E. Seader, a director since 1973, and an officer since 1976 died on August 30, 1997.

(c)   Identification of Certain Significant Employees

      There are no significant employees not already mentioned above.

(d)   Family Relationships

      There are no family relationships among any directors or executive officers.

(e)   Business Experience

      1. The following is a brief description of the background of each director or executive officer.

      Mr. Ellis has been President of the Registrant for more than five years. He is also President and director of Green Manor Corporation, a holding company, owned by him and his wife.

      Mr. Greenwald has been Treasurer of the Registrant for more than five years and also holds the position of Secretary. He is also Secretary/Treasurer of First Hartford Realty Corporation, a subsidiary of the Registrant, which position he has held for more than five years.

      2. Directorships

      No directors hold any other directorships, except directorships in subsidiaries of the Registrant and the aforementioned Green Manor Corporation.

(f) Involvement in Certain Legal Proceedings

      No director or executive officer has been involved in any of the following legal proceedings except as noted:

      1. Federal Bankruptcy or State Insolvency Proceedings, except as and to the extent they were involved as executive officers of the Registrant in its 1981 Reorganization proceedings, as executive officers of Parker Street Corp. and Putnam Parkade, Inc. in their Chapter 11 proceedings, and as executive officers of the general partner or managing agent of the following limited partnerships in their Chapter 11 proceedings:

                              Allen Park Associates
                   Briar Knoll Associates Limited Partnership

                            Graham Village Associates
                      Hartford-Lubbock Limited Partnership
                    Highridge Associates Limited Partnership
                              Park West Associates
                         Presidential Gardens Associates
                   Sovereign Group 1984-2 Limited Partnership
                             Springfield Associates

      2. No director or executive officer has been involved in any criminal proceedings in the last five years.

      3. Temporary or permanent injunctions concerning securities dealings or business practices, except for SEC v. First Hartford Corporation Civil Action No. 89-3156-NHJ (D.DC. 1989) in which the Registrant consented to entry of Final Judgment of Permanent Injunction requiring the Registrant to file its periodic reports with the SEC on a timely basis, specifically, its Annual Report on form 10-K for its fiscal year ended April 30, 1989 and its Quarterly Reports on form 10-Q within 120 days from entry of the Judgment on November 30, 1989. Also see
ITEM 3. for other temporary or permanent injunctions.

      4. Orders, judgments or decrees of State or Federal authority barring, suspending or otherwise limiting any securities dealing or business practices or barring association with persons engaged in such activities, except for the action described in 3. above.

      5. Any findings in a civil action or by the SEC that such person violated any Federal or State securities law, except for the action described in 3. above.

ITEM 11. REMUNERATION

      There is set forth below information relating to all direct remuneration paid by the Registrant during the year ended April 30, 1998 to each director and each executive officer of the Registrant whose aggregate remuneration totaled $60,000 and to all directors and officers of the Registrant as a group.

                                                              Estimated Annual
Name or Number of Persons                       Other         Pension Benefits
  in Group and Capacity         Salary     Compensation(1)    Under Plan(2)
-------------------------       ------     ----------------   ----------------

All directors and officers
 as a group (2 in number)    $133,162.00

(1) To assist management of the Registrant in carrying out its responsibility and to improve job performance, the Registrant provides certain of its officers with automobiles. The Registrant cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles. However, after reasonable inquiry, the Registrant has concluded that the amount of any such personal benefit is immaterial and does not in any event exceed $10,000 as to all officers. No provision has therefore been made for any such benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      The following table sets forth information as of the date hereof with respect to all persons known to the Registrant to be beneficial owners of more than 5% of the Registrant's outstanding shares of common stock:

  Title          Name & Address of          Amount and Nature
   of            Beneficial Owner or           of Beneficial         Percent
  Class          Identity of Group              Ownerships          of Class
  -----          -----------------              ----------          --------

Common Stock     Neil H. Ellis                   907,904 (1)           29.4%
                 43 Butternut Road
                 Manchester, CT 06040

Common Stock     William J. Bellock              440,246               l4.3%
                 50 Emily Lane
                 Manchester, CT 06040

      (1) Includes 17,693 shares owned beneficially and of record by Mr. Ellis' wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership. Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(b)   Security Ownership of Management

      The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and directors and officers of the Registrant as a group:

  Title        Name & Address of              Amount and Nature
   of          Beneficial Owner or               of Beneficial           Percent
  Class        Identity of Group                  Ownerships            of Class
  -----        -----------------                  ----------            --------

Common         Neil H. Ellis                      907,904 (1)              29.4%
               43 Butternut Road
               Manchester, CT 06040

Common         All Directors                      907,904 (1)              29.4%
               and Officers
               as a Group
               (3 in number)

      (1) Includes 17,693 shares owned beneficially and of record by Mr. Ellis' wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership. Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(c)   Changes in Control

      The Registrant is aware of no arrangements which may result at a subsequent date in change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with Management and Others

      Since the filing of the Petition for Reorganization in February of 1981, and due to the uncertainty surrounding the financial stability of the Registrant, lenders, required by the Registrant to finance the purchase and development of real estate, have required the personal guarantee of Neil H. Ellis, President and Director of the Registrant, on any loans that they make. As consideration for this personal guarantee, the Registrant has proceeded in its real estate development by one of two methods. The first method involves having the loans made to a corporation owned directly by Mr. Ellis. Mr. Ellis then grants to the Registrant a free option to purchase the stock of the corporation to which the loans have been made, at the lower of cost or market value. Unless the transaction is beneficial to the Registrant, it need not exercise the option. The second method involves lending the money directly to the subsidiaries of the Registrant which develop the property, and pledging to Mr. Ellis the stock of the subsidiaries until such time as the guaranteed loans are satisfied.

      The Registrant and its subsidiaries have received from or made cash advances to other companies which are owned or controlled by Neil Ellis, President of the Registrant. The Registrant has also purchased land from and performed services for these companies.

(b)   Certain Business Relationships

      Refer to (a) above.

(c)   Indebtedness of Management

      There is none.

(d)   Transactions with Promoters

      There are none.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

                                                                           Pages
                                                                           -----

(a) (1) The following financial statements are included in Part II, Item 8:

        Statement in lieu of Independent Auditors' Report                     10

        Financial Statements:

        Consolidated Balance Sheets - April 30, 1998 and 1997              11-12

        Consolidated Statements of Income (Loss) -
          Years Ended April 30, 1998, 1997 and 1996                           13

        Consolidated Statements of Shareholders' Equity
          (Deficit) for the years Ended April 30, 1998, 1997
          and 1996                                                            14

        Consolidated Statement of Cash Flows for the years
        ended April 30, 1998 and 1997                                      15-16

        Notes to Consolidated Financial Statements                         17-25

    (2) The following financial statement schedules for the year ended April 30, 1998 are submitted herewith:

        Schedule IX - Short Term Borrowings                                   36

        Schedule XI - Real Estate and Accumulated Depreciation                37

      All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K:

      A report on Form 8-K dated January 22, 1991 was filed by the Registrant reporting the bankruptcy filing of the Registrant's former Accountants, Laventhol and Horwath.

(c)   Exhibits

                                                                           Pages
                                                                           -----
            Exhibit Index                                                     33

      (3)   Articles of Incorporation and by-laws.

            Exhibit (3) to Form 10-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits Binder, incorporated by reference to Securities File Number 0-8862.

      (4) Instruments defining the rights of security holders, including Indentures.

            Not Applicable

      (9)   Voting Trust Agreement.

            Not Applicable

      (10)  Material Contracts.

            Not Applicable

      (ll)  Statement regarding computation of per share earnings.

            See Item 6 of this report.

      (12)  Statement regarding computation of ratios.

            Not Applicable

      (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders.

            The annual report to security holders consists of this
            report (Form 10-K) and the President's letter attached
            as Exhibit 13.                                                    38

      (18)  Letter regarding change in accounting principle.

            Not Applicable

      (19)  Previously unfiled Documents.

            Not Applicable

      (22)  Subsidiaries of the Registrant.                                   39

      (23) Published report regarding matters submitted to vote of Security Holders.

            Not Applicable

      (24)  Consents of experts and counsel.

            Not Applicable

      (25)  Power of Attorney.

            Not Applicable

      (28)  Additional Exhibits.

            Not Applicable

      (29)  Information from Reports furnished to State Insurance
            Regulatory Authorities.

            Not Applicable

(d)   Other Financial Statements

      Individual financial statements of a 50% owned company have been omitted because it does not constitute a significant subsidiary.

                               S I G N A T U R E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, Thereunto Duly Authorized.

Dated: August 27, 1998
       ---------------

                                             FIRST HARTFORD CORPORATION


                                             By: /s/ Neil H. Ellis
                                                 -------------------------------
                                                 Neil H. Ellis
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


August 27, 1998               /s/ Neil H. Ellis
---------------               -----------------------------------------
                              Neil H. Ellis
                              Principal Executive Officer
                              President and Director

August 27, 1998               /s/ Stuart I. Greenwald
---------------               -----------------------------------------
                              Stuart I. Greenwald
                              Principal Financial Officer
                              Principal Accounting Officer
                              Secretary, Treasurer and Director

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                 YEARS ENDED APRIL 30, 1998, 1997, 1996 AND 1995

                                               Weighted     Maximum Amount   Average Amount   Weighted Average
                                Balance         Average      Outstanding      Outstanding      Interest Rate
Category of Aggregate            End of        Interest      During the        During the        During the
Short-Term Borrowings(1)         Period          Rate          Period          Period(2)         Period(3)
------------------------         ------          ----          ------          ---------         ---------
Year Ended April 30, 1998

     Banks                     $2,448,756           10%       $2,448,756       $1,051,097             10%

Year Ended April 30, 1997

     Banks                     $  150,000         9.77%       $  785,000       $2,531,134           9.47%

Year Ended April 30, 1996

     Banks                     $  361,500         9.25%       $  480,000       $  239,708            9.9%

Year Ended April 30, 1995

     Banks                     $  525,000          9.1%       $  525,000       $  525,000            9.1%

      (1) Notes payable to banks represent obligations payable under credit agreements to various banks. Borrowings are arranged on an as needed basis at various terms.

      (2) The average amount outstanding during the year represents the average daily principal balances outstanding during the year.

      (3) The weighted average interest rates during the year were computed by dividing the actual interest incurred on short-term borrowings by the average short-term borrowings.

                   First Hartford Corporation and Subsidiaries
                                   Schedule XI
                    Real Estate and Accumulated Depreciation
                                 April 30, 1998
                                   (UNAUDITED)

                                                    Initial                     Gross Amount at Which
                         Encumbrances            Cost To Company              Carried at Close of Period
                         ------------            ---------------              --------------------------



                                                                  Bldgs.                   Bldgs.
                         Constr.    Mortgage, Notes                and                      and                  Accum.    Date of
                         Loans      Payable           Land         Imp.         Land        Imp.       Total      Depr.     Constr.
                         -----      ---------------   ----         ----         ----        ----       -----      -----     -------
Property under constr.
Shopping Center - CT     1,575,925                               2,148,678                2,148,678   2,148,678
                         ---------   ---------         -------   ---------     --------   ---------   ---------
                         1,575,925                               2,148,678                2,148,678   2,148,678

Developed Properties

Shopping Ctr.
  Connecticut                        4,079,887         582,000   4,137,963      582,000   4,137,963   4,719,963    707,325     1990

Condominium - RI                --     463,072         112,500     936,772      112,500     436,970     549,480    117,097     1992
                         ---------   ---------         -------   ---------    ---------   ---------   ---------    -------
                         1,575,925   4,542,959         694,500   5,074,735      694,500   4,574,943   5,269,443    824,422

                         ---------   ---------         -------   ---------    ---------   ---------   ---------    -------
                         1,575,925   4,542,959         694,500   7,223,413      694,500   6,723,621   7,418,121    824,422
                         =========   =========         =======   =========    =========   =========   =========    =======

                                      Life On
                                     Which Depr.
                                      In Latest
                                       Income
                            Date      Statement
                          Acquired   Is Computed
                          --------   -----------
Property under constr.
Shopping Center - CT



Developed Properties

Shopping Ctr.
 Connecticut                            40 Years

Condominium - RI                        40 Years