Form 10-Q
period 1998-07-31
FIRST HARTFORD CORP
filed 1998-09-29
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1998                      Commission File No.  0-8862

                    ----------------------------------------

                           First Hartford Corporation
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

          Maine                                                  01-0185800
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

149 Colonial Road, Manchester, Connecticut                              06040
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)

                                 (860) 646-6555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                         -------------------------------

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I. FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

        Consolidated Balance Sheets - July 31, 1998
          and April 30, 1998                                              1 & 2

        Consolidated Statements of Income (Loss)
          Three Months Ended July 31, 1998 and
          Three Months Ended July 31, 1997                                  3

        Consolidated Statements of Cash Flows Three
          Months Ended July 31, 1998 and Three Months
          Ended July, 31, 1997                                            4 & 5

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                  6

      PART II. OTHER INFORMATION

        Signatures                                                          7

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                Assets                                July 31,        April 30,
                                                        1998            1998
                                                      --------        ---------

Real Estate and equipment:

 Developed properties                               $ 6,282,480      $ 5,269,443
  (Net of $299,857 and $499,802 write down to Estimated Market Values)

 Equipment and leasehold improvements                   181,415          168,726
                                                    -----------      -----------
                                                    $ 6,463,895      $ 5,438,169

 Less accumulated depreciation and
   amortization                                         930,249          938,132
                                                    -----------      -----------
                                                    $ 5,533,646      $ 4,500,037
 Properties under construction and
   investment in undeveloped properties             $ 3,880,619      $ 2,148,678
                                                    -----------      -----------
                                                    $ 9,414,265      $ 6,648,715

Cash                                                     34,814            4,118

Accounts receivable, less allowance
  for doubtful accounts                                 208,393          144,115

Deposits, escrows, and prepaid and
  deferred expenses                                     779,602          757,939

Due from related parties and affiliates, and
  investment in affiliated partnership                  945,012          622,476
                                                    -----------      -----------
                                                    $11,382,086      $ 8,177,363
                                                    ===========      ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   July 31,         April 30,
                                                    1998              1998
                                                   --------         ---------
Liabilities:

 Mortgages, notes payable and capital
   lease obligations:

   Construction loan payable                     $ 5,296,564        $ 1,575,925

   Mortgages payable                             $ 4,024,486        $ 4,717,963

   Notes Payable:
       Other                                       4,203,844          3,853,842
                                                 -----------        -----------
                                                 $13,524,894        $10,147,730

Accounts payable                                   2,084,393          2,281,671
Accrued Liabilities                                  821,839            870,832
Due to Related Parties and affiliated
partnerships                                       1,417,363          1,045,502
                                                 -----------        -----------
                                                 $17,848,489        $14,345,735

Shareholders' equity (deficiency):

Common stock, $1 par; authorized
  6,000,000 shares; issued 3,322,213 shares        3,322,213          3,322,213
Capital in excess of par                           4,857,645          4,857,645
Deficit                                          (12,578,137)       (12,280,106)
                                                 -----------        -----------
                                                ($ 4,398,279)      ($ 4,100,248)

Less 232,228 shares of common stock
  held in treasury, at cost                        2,068,124          2,068,124
                                                 -----------        -----------
                                                ($ 6,466,403)      ($ 6,168,372)
                                                 -----------        -----------
                                                 $11,382,086        $ 8,177,363
                                                 ===========        ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                 July 31, 1998     July 31, 1997
                                                 -------------     -------------

Revenues, Including Related
 Party Respectively:
   Sale of Real Estate                           $    186,500       $  1,509,700
   Construction                                        63,948             52,007
   Rental                                             248,977            702,372
   Other                                               60,689             15,146
 Non-Recurring Gain
   Other                                                   --            430,000
                                                 ------------       ------------
                                                 $    560,114       $  2,709,225
Costs and Expenses:

  Cost of Sales Real Estate                           186,082          1,488,013
  Construction                                         45,589             34,944
  Operating, selling, general
   and administrative                                 398,243            387,314
  Interest                                            144,188            375,540
  Depreciation and amortization                        44,964            140,209
  Real estate taxes                                    39,080             78,487
                                                 ------------       ------------

                                                 $    858,146       $  2,504,507
                                                 ------------       ------------

Net Income Gain (Loss)                               (298,032)      $    204,718
                                                 ============       ============

Income Per Share                                ($       0.10)      $       0.07
                                                 ============       ============

Weighted Average Number of Common
 Shares Outstanding                                 3,089,985          3,089,985
                                                 ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JULY 31, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                       3 months ended   3 months ended
 activities:                                     July 31, 1998    July 31, 1997
                                                 -------------    -------------

Net Profit (Loss)                                ($  298,031)       $   204,718
Adjustments to reconcile net loss
  to net cash used in operating activities:

    Depreciation                                      43,846            139,091
    Amortization                                       1,118              1,118

    Changes in assets and liabilities:
      Increase in:

      Accounts and Notes Receivable                  (64,278)           (41,959)
      Deposits, escrows, prepaid and
      deferred expenses                              (22,781)           (54,716)
      Accrued liabilities                            (48,993)           (38,975)

Decrease in:

Accounts payable                                    (197,278)          (531,423)
                                                 -----------        -----------

Net cash used in operating activities            ($  586,397)      ($   322,146)
                                                 -----------        -----------

Cash flows from investing activities:

  Purchase of Equipment and
    Leasehold Improvements                           (12,689)           (16,309)
  Proceeds from Sale of Real Estate                  170,969          1,415,852

Payments for:

  Additions to Properties under
   construction                                   (2,967,676)          (311,354)
                                                 -----------        -----------

Net Cash used in investing activities            ($2,809,396)       $ 1,088,189
                                                 -----------        -----------

                     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                  JULY 31, 1998

Cash flows from financing                      3 months ended    3 months ended
  activities:                                  July 31, 1998     July 31, 1997
                                               -------------     -------------

  Proceeds from:

    Construction Loans                           $ 5,370,639         $       --

Principal payments on:

  Construction Loans Payable                    ($ 1,650,000)
  Mortgages payable                                 (193,475)       ($   44,264)
  Notes payable                                     (150,000)          (742,567)

Repayment to related parties and
  affiliated partnerships                             49,325            178,746
                                                 -----------         ----------

Net Cash provided by financing
  activities                                     $ 3,426,489        ($  608,085)
                                                                     ----------

Net increase (decrease) in cash
  and cash equivalents                           $    30,696         $  157,958

Cash and cash equivalents, beginning
  of year                                              4,118            216,148
                                                 -----------         ----------

Cash and cash equivalents,
  end of year                                    $    34,814         $  374,106
                                                 ===========         ==========

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Registrant has used the following discussion in its 10K for the year ended April 30, 1998. We believe the outlook to be the same.

      In the past four (4) years, the Registrant has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced by more than $35,000,000.00. To achieve this result, virtually all of our partnership interests and most of our developed properties had been sold. We are currently on a path to attempt to rebuild our asset base. Shopping centers are under construction in Putnam, Connecticut and Mount Olive, New Jersey. Other properties are held under option which hopefully will result in additional developments.

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

                                           FIRST HARTFORD CORPORATION


                                           /s/ Stuart Greenwald
                                           ------------------------------------
                                           Stuart Greenwald
                                           Treasurer
                                           Chief Financial Officer
                                           (Duly Authorized Officer, Principal
                                           Financial and Accounting Officer)

Date: 9/23/98
     ------------------------