Form 10-Q
period 1998-10-31
FIRST HARTFORD CORP
filed 1998-12-15
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Oct. 31, 1998                       Commission File No. 0-8862
                                                                          ------

                              ---------------------

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

                              ---------------------

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I. FINANCIAL INFORMATION                                        PAGE
                                                                           ----

Item 1. Financial Statements

            Consolidated Balance Sheets -
              Oct. 31, 1998 and April 30, 1998                             1 & 2

            Consolidated Statements of Income (Loss)
              Six Months Ended Oct. 31, 1998 and
              Six Months Ended Oct. 31, 1997                                 3

            Consolidated Statements of Cash Flows
              Six Months Ended Oct. 31, 1998 and
              Six Months Ended Oct. 31, 1997                               4 & 5

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

            Assets                                    Oct. 31,         April 30,
                                                        1998             1998
                                                     -----------      ----------
Real Estate and equipment:

  Developed properties                               $ 6,034,972      $5,269,443
   (Net of $99,950 and $499,802 write down
      to Estimated Market Values)

  Equipment and leasehold improvements                   158,469         168,726
                                                     -----------      ----------
                                                     $ 6,193,441      $5,438,169

  Less accumulated depreciation and
    amortization                                         914,592         938,132
                                                     -----------      ----------
                                                     $ 5,278,849      $4,500,037
  Properties under construction and
    investment in undeveloped properties             $ 6,575,550      $2,148,678
                                                     -----------      ----------
                                                     $11,854,399      $6,648,715

Cash                                                      35,046           4,118

Accounts receivable, less allowance
  for doubtful accounts                                  137,618         144,115

Deposits, escrows, and prepaid and
  deferred expenses                                      850,334         757,939

Due from related parties and affiliates, and
  investment in affiliated partnership                 1,147,422         622,476
                                                     -----------      ----------
                                                     $14,024,819      $8,177,363
                                                     ===========      ==========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  Oct. 31,           April 30,
                                                    1998               1998
                                                ------------       ------------
Liabilities:

  Mortgages, notes payable
    and capital lease obligations:

    Construction loan payable                    $ 7,909,992        $ 1,575,925

    Mortgages payable                            $ 4,330,008        $ 4,717,963

    Notes Payable:
      Other                                        3,618,658          3,853,842
                                                ------------       ------------
                                                 $15,858,658        $10,147,730

  Accounts payable                                 2,609,623          2,281,671
  Accrued Liabilities                                796,780            870,832
  Due to Related Parties and affiliated
  partnerships                                     1,201,172          1,045,502
                                                ------------       ------------
                                                 $20,466,233        $14,345,735

Shareholders' equity (deficiency):

  Common stock, $1 par; authorized
    6,000,000 shares; issued 3,322,213
    shares                                         3,322,213          3,322,213
  Capital in excess of par                         4,857,645          4,857,645
  Deficit                                        (12,553,148)       (12,280,106)
                                                ------------       ------------
                                                ($ 4,373,290)      ($ 4,100,248)

  Less 232,228 shares of common stock
    held in treasury, at cost                      2,068,124          2,068,124
                                                ------------       ------------
                                                ($ 6,441,414)      ($ 6,168,372)
                                                ------------       ------------
                                                 $14,024,819        $ 8,177,363
                                                ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                          Six Months Ended                            Three Months Ended
                                                          ----------------                            ------------------
                                               October 31, 1998       October 31, 1997      October 31, 1998       October 31, 1997
                                               ----------------       ----------------      ----------------       ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                             $   376,500             $1,509,700            $  190,000            $        --
  Construction                                        107,622                120,741                43,674                 68,734
  Rental                                              515,209              1,291,860               266,232                589,488
  Other                                               462,678                237,109               401,989                221,963
  Non-Recurring Gain
    Other                                                  --                430,000                    --                     --
                                                  -----------             ----------            ----------            -----------
                                                  $ 1,462,009             $3,589,410            $  901,895            $   880,185

COSTS AND EXPENSES:
  Cost of Sale of Real Estate                     $   373,595             $1,571,804            $  187,513            $    83,791
  Construction                                         83,148                 72,867                37,559                 37,923
  Operating, selling general
    and administrative                                833,629                754,421               435,386                367,107
  Interest                                            284,373                736,989               140,185                361,449
  Depreciation and amortization                        97,234                282,036                52,270                141,827
  Real Estate Taxes                                    63,073                154,873                23,993                 76,386
                                                  -----------             ----------            ----------            -----------

                                                  $ 1,735,052             $3,572,990            $  876,906            $ 1,068,483

NET INCOME (LOSS) BEFORE INC. TAX                 ($  273,043)            $   16,420            $   24,989            ($  188,298)
Federal Income Tax                                         --                     --                    --                     --
                                                  -----------             ----------            ----------            -----------
NET INCOME (LOSS) AFTER INC. TAX                  ($  273,043)            $   16,420            $   24,989            ($  188,298)
                                                  ===========             ==========            ==========            ===========

INCOME (LOSS) PER SHARE                           ($     0.09)            $     0.01            $     0.01            ($     0.06)

Weighted Average Number of
  Common Shares Outstanding                         3,089,985              3,089,985             3,089,985              3,089,985
                                                  ===========             ==========            ==========            ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                OCTOBER 31, 1998
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                                  6 months ended                     3 months ended
  activities:                                        10/31/98          10/31/97          10/31/98         10/31/97
                                                     --------          --------          --------         --------
  Net Profit (Loss)                                $  (273,043)      $    16,420       $    24,988       $(188,298)

  Adjustments to reconcile net loss
    to net cash used in operating activities:

    Depreciation                                        93,852           279,800            50,006         140,709
    Amortization                                         3,382             2,236             2,264           1,118

    Changes in assets and liabilities:
      Increase (Decrease) in:

    Accounts & Notes Receivable                          6,497            32,162            70,775          74,121
    Deposits, escrows, prepaid and
      deferred expenses                                (95,777)           22,760           (72,996)         77,476
    Accrued liabilities                                (74,052)           76,780           (25,059)        115,755

      Decrease in:

Acct's payable & cash overdrafts                       327,952          (569,226)          525,230         (37,803)
                                                   -----------       -----------       -----------       ---------

Net cash used in oper. activities                  $   (11,189)      $  (139,068)      $   575,208       $ 183,078
                                                   -----------       -----------       -----------       ---------

Cash flow from investing activities:


  Proceed from Sale of Real Estate                     339,515         1,415,852           168,546              --
  Purchase of equip & leasehold imp                    (13,012)          (35,651)             (323)        (19,342)

Payments for:
  Additions to properties
    under construction                              (5,626,039)         (314,683)       (2,658,363)         (3,329)
                                                   -----------       -----------       -----------       ---------
  Net Cash used in investing
    activities:                                     (5,299,536)        1,065,518        (2,490,140)        (22,671)
                                                   -----------       -----------       -----------       ---------

              The accompanying notes are an integral part of these
                              financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                OCTOBER 31, 1998
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                         6 months ended                    3 months ended
  activities:                                10/31/98         10/31/97         10/31/98         10/31/97
                                             --------         --------         --------         --------
Cash flows from operating activities:

  Proceeds from:
    Construction Loan                        7,984,067              --         2,613,428              --
    Mortgage Payable                                --              --                --         129,046
    Notes Payable                                   --         129,046                --              --

Principal payments on:
    Construction Loan                       (1,650,000)             --                --              --
    Mortgage Payable                          (387,955)        (66,515)         (194,480)        (22,251)
    Notes Payable                             (235,184)       (765,067)          (85,184)        (22,500)

Adv. from Related Parties and
  affiliated Parties                          (369,275)        202,551          (418,600)         23,805
                                           -----------       ---------       -----------       ---------

Net Cash Provided by Financing
  Activities                                 5,341,653        (499,985)        1,915,164         108,100
                                           -----------       ---------       -----------       ---------

Net Increase (Decrease) in cash
  & Cash Equivalents                            30,928         426,465               232         268,507

Cash & Cash Equivalents
  Beginning of Year                              4,118         216,148            34,814         374,106
                                           -----------       ---------       -----------       ---------

Cash & Cash Equivalents
  End of Year                              $    35,046       $ 642,613       $    35,046       $ 642,613
                                           ===========       =========       ===========       =========

              The accompanying notes are an integral part of these
                              financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Result of Operations

        The quarter ended October 31, 1998 produced a nominal profit of approximately $25,000 or .01 per share compared to a loss of $298,000 (.10 per share) in the quarter ended July 31, 1998. This was due to a $300,000 management fee received from an affiliated company which became collectable in this quarter. It is not representative of normal reoccurring management fees and is not to be counted on in the future, although some additional fees will be collected in the next quarter.

        Note the differences between the period ended October 31, 1998 and the period ended October 31, 1997. Rental income, interest, depreciation and real estate taxes all have been reduced significantly due to sale of properties in the quarter ended January 31, 1998. Profit (loss) and cash flow from these properties were immaterial for the period ended October 31, 1997.

        In the fiscal year April 30, 1999, management does not foresee any opportunities to sell any additional properties. With rental and management income greatly reduced from previous year levels, the Registrant believes operating losses will occur for the forseeable future.

Capital Resources and Liquidity

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

        Capital resource and liquidity have always been a major impediment of the Registrant. Reputation, industry contacts and capital resources are the key elements of the real estate development business. Management has continued to explore new lenders and believes we will continue to find capital resources at reasonable rates. Liquidity is worked on a daily basis through tight cash management and the Registrant believes that will be adequate through the end of the year.

PART II - OTHER INFORMATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST HARTFORD CORPORATION


                                          /s/ Stuart Greenwald
                                          --------------------------------------
                                          Stuart Greenwald
                                          Treasurer
                                          Chief Financial Officer
                                          (Duly Authorized Officer,
                                          Principal Financial and
                                          Accounting Officer)

Date: Dec. 15, 1998
      -------------------------------