Form 10-Q
period 1999-01-31
FIRST HARTFORD CORP
filed 1999-03-16
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Jan. 31, 1999                       Commission File No. 0-8862
                                                                          ------

                    ----------------------------------------

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

                    ----------------------------------------

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I.     FINANCIAL INFORMATION                                    PAGE
                  ---------------------                                    ----

Item 1.     Financial Statements

            Consolidated Balance Sheets -
              Jan. 31, 1999 and April 30, 1998                             1 & 2

            Consolidated Statements of Income (Loss)
              Nine Months Ended Jan. 31, 1999 and
              Nine Months Ended Jan. 31, 1998                                3

            Consolidated Statements of Cash Flows
              Nine Months Ended Jan. 31, 1999 and
              Nine Months Ended Jan. 31, 1998                              4 & 5

Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                           6

      PART II.    OTHER INFORMATION
                  -----------------

            Signatures                                                       7

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

      Assets                                           Jan. 31,        April 30,
                                                         1999            1998
                                                      -----------     ----------
Real Estate and equipment:

 Developed properties                                 $ 7,367,322     $5,269,443
 Equipment and leasehold improvements                     159,092        168,726
                                                      -----------     ----------
                                                      $ 7,526,414     $5,438,169

 Less accumulated depreciation and
   amortization                                           933,178        938,132
                                                      -----------     ----------
                                                      $ 6,593,236     $4,500,037
 Properties under construction and
   investment in undeveloped properties               $ 8,620,520     $2,148,678
                                                      -----------     ----------
                                                      $15,213,756     $6,648,715

Cash                                                       99,767          4,118

Accounts receivable, less allowance
  for doubtful accounts                                    81,160        144,115

Deposits, escrows, and prepaid and
  deferred expenses                                     1,011,243        757,939

Due from related parties and affiliates, and
  investment in affiliated partnership                  1,497,275        622,476
                                                      -----------     ----------
                                                      $17,903,201     $8,177,363
                                                      ===========     ==========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   Jan. 31,          April 30,
                                                     1999              1998
                                                 ------------      ------------
Liabilities:

  Mortgages and notes payable
    and capital lease obligations:

    Construction loan payable                    $  7,910,571      $  1,575,925

    Mortgages payable                            $  7,937,233      $  4,717,963

    Notes Payable:
      Other                                         2,918,658         3,853,842
                                                 ------------      ------------
                                                 $ 18,766,462      $ 10,147,730

  Accounts payable                                  3,074,669         2,281,671
  Accrued Liabilities                                 731,717           870,832
  Due to Related Parties and affiliated
    partnerships                                    2,114,915         1,045,502
                                                 ------------      ------------
                                                 $ 24,687,763      $ 14,345,735

Shareholders' equity (deficiency):

  Common stock, $1 par; authorized
    6,000,000 shares; issued 3,322,213
    shares                                          3,322,213         3,322,213
  Capital in excess of par                          4,857,645         4,857,645
  Deficit                                         (12,896,296)      (12,280,106)
                                                 ------------      ------------
                                                 ($ 4,716,438)     ($ 4,100,248)

  Less 232,228 shares of common stock
    held in treasury, at cost                       2,068,124         2,068,124
                                                 ------------      ------------
                                                 ($ 6,784,562)     ($ 6,168,372)
                                                 ------------      ------------
                                                 $ 17,903,201      $  8,177,363
                                                 ============      ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                    Nine Months Ended                              Three Months Ended
                                                    -----------------                              ------------------
                                         January 31, 1999         January 31, 1998       January 31, 1999         January 31, 1998
                                         ----------------         ----------------       ----------------         ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                      $    472,000             $ 12,696,700           $     95,500             $ 11,187,000
  Construction                                  138,176                  165,795                 30,554                   45,054
  Rental                                        831,433                2,006,681                316,224                  714,821
  Other                                         549,700                  283,091                 87,022                   45,982
  Non-Recurring Gain                                 --               10,073,398                     --                9,643,398
                                           ------------             ------------           ------------             ------------
                                           $  1,991,309             $ 25,225,665           $    529,300             $ 21,636,255
COSTS AND EXPENSES:
  Cost of Sale of Real Estate              $    464,005             $  7,910,234           $     90,410             $  6,338,430
  Construction                                  108,184                  104,435                 25,036                   31,568
  Operating, selling general
    and administrative                        1,329,157                2,901,294                495,528                2,146,873
  Interest                                      470,487                1,075,109                186,114                  338,120
  Depreciation and amortization                 147,343                  389,982                 50,109                  107,946
  Real Estate Taxes                              88,324                   50,312                 25,251                 (104,561)
                                           ------------             ------------           ------------             ------------

                                           $  2,607,500               12,431,366           $    872,448             $  8,858,376

NET INCOME (LOSS) BEFORE
 INC. TAX                                  ($   616,191)            $ 12,794,299           ($   343,148)            $ 12,777,879
Federal Income Tax                                   --                  100,000                     --                  100,000
                                           ------------             ------------           ------------             ------------
NET INCOME (LOSS) AFTER
 INC. TAX                                  ($   616,191)            $ 12,694,299           ($   343,148)            $ 12,677,879
                                           ============             ============           ============             ============

INCOME (LOSS) PER SHARE                    ($      0.20)            $       4.11           $      (0.11)            $       4.10

Weighted Average Number of
  Common Shares Outstanding                   3,089,985                3,089,985              3,089,985                3,089,985
                                           ============             ============           ============             ============

                     The accompanying notes are an integral
                       part of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                January 31, 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                                  9 months ended                       3 months ended
  activities:                                        01/31/99          01/31/98           01/31/99          01/31/98
                                                   ------------      ------------       ------------      ------------
  Net Profit (Loss)                                ($   616,190)     $ 12,694,299       ($   343,147)     $ 12,677,879

  Adjustments to reconcile net loss
    to net cash used in operating activities:

    Depreciation                                        141,106           386,627             47,254           106,827
    Amortization                                          6,237             3,354              2,855             1,118

    Changes in assets and liabilities:
      Increase (Decrease) in:

    Accounts & Notes Receivable                          62,955           (39,983)            56,458           (72,145)
    Deposits, escrows, prepaid and
      deferred expenses                                (259,541)          125,237           (163,764)          102,477
    Accrued liabilities                                (139,115)       (6,668,187)           (65,063)       (6,744,967)

      Decrease in:

Acct's payable                                          792,998          (747,653)           465,046          (178,427)
                                                   ------------      ------------       ------------      ------------

Net cash used in oper. activities                       (11,550)        5,753,694               (361)        5,892,762
                                                   ------------      ------------       ------------      ------------

Cash flow from investing activities:


  Proceed from Sale of Real Estate                      420,665         7,562,594             81,150         6,146,742
  Purchase of equip & leasehold imp                     (13,635)          (60,316)              (623)          (24,665)

Payments for:
  Additions to properties
    under construction                               (9,113,177)         (819,757)        (3,487,138)         (505,074)
                                                   ------------      ------------       ------------      ------------
  Net Cash used in investing
    activities:                                    ($ 8,706,147)     $  6,682,521         (3,406,611)     $  5,617,003
                                                   ------------      ------------       ------------      ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                JANUARY 31, 1999
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                           9 months ended                       3 months ended
 activities:                                 01/31/99           01/31/98           01/31/99          01/31/98
                                           ------------       ------------       ------------      ------------
Cash flows from operating activities:

  Proceeds from:
    Construction Loan                        11,709,646                 --          3,725,579                --
    Mortgage Payable                          3,725,000                 --          3,725,000           690,000
    Notes Payable                                    --            819,046                 --                --

Principal payments on:
    Construction Loan                        (5,375,000)                --         (3,725,000)               --
    Mortgage Payable                           (505,731)       (11,724,943)          (117,776)      (11,658,428)
    Notes Payable                              (935,184)          (765,067)          (700,000)               --

Adv. from Related Parties and
  affiliated Parties                            194,615           (825,174)           563,890        (1,027,725)
                                           ------------       ------------       ------------      ------------

Net Cash Provided by Financing
  Activities                                  8,813,346        (12,496,138)         3,471,693       (11,996,153)
                                           ------------       ------------       ------------      ------------

Net Increase (Decrease) in cash
  & Cash Equivalents                             95,649            (59,923)            64,721          (486,388)

Cash & Cash Equivalents
  Beginning of Year                               4,118            216,148             35,046           642,613
                                           ------------       ------------       ------------      ------------

Cash & Cash Equivalents
  End of Year                              $     99,767       $    156,225       $     99,767      $    156,225
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

Item 2.     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended January 31, 1999 produced a loss of $343,00 or (.11) per share compared to a profit of approximately $25,000 or .01 per share for the prior quarter. The October 31, 1998 quarter would have produced a loss of approximately $275,000 except for a $300,000 management fee received from an affiliated company which became collectable that quarter.

      The quarter ended January 31, 1998 is not easily comparable to its current periods because it contains large gains from the sale of Real Estate as well as extraordinary gains totaling approximately 14.4 million. On the expense side there were costs of the settlement with the Pension Benefit Guarantee Corp. and related legal expenses, the total cost of which was approximately one million dollars. There were also substantial rental income and expenses resulting in operating losses.

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

                                        FIRST HARTFORD CORPORATION


                                        /s/ Stuart Greenwald
                                        ----------------------------------------
                                          Stuart Greenwald

                                          Treasurer
                                          Chief Financial Officer
                                          (Duly Authorized Officer,
                                          Principal Financial and
                                          Accounting Officer)

Date: March 16, 1999