Form 10-K
period 1999-04-30
FIRST HARTFORD CORP
filed 1999-08-16
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                 Commission File No. 0-8862
    April 30, 1999

                           FIRST HARTFORD CORPORATION
                          ----------------------------
                          (Exact name of registrant as
                            specified in its charter)

          Maine                                                   01-0185800
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester, Connecticut        06045-1270
---------------------------------------------------------        ----------
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

Total number of pages, including cover page 39.

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

      The real estate, owned and managed by the Registrant through various subsidiaries, is located in Connecticut, New Jersey and North Carolina. A subsidiary of the Registrant owns a 1% interest in a partnership which owns a strip shopping center in Texas. Tenants are obtained through brokers and employed representatives of the Registrant, by means of newspaper advertisements, inquiries by potential tenants at the Registrant's on-site offices, and direct contacts with retail stores, banks and other potential commercial tenants.

      The real estate business of the Registrant is diversified in terms of geographical location, type of commercial property and form of ownership or management. The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services. For the past three years development has been exclusively on retail.

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

      To the Registrant's knowledge, its real estate business is not dependent upon a single customer or a few customers.

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

      At April 30, 1999, the Registrant employed approximately 34 persons.

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

ITEM 2. DESCRIPTION OF PROPERTY

            The following table shows the location, general character and ownership status of the materially important physical properties of the Registrant and its subsidiaries:

                             Available Space
                               or Facilities       Ownership
Location       Use           and Major Tenants     Status
--------       ---           -----------------     ------
Commercial Properties:
----------------------

Lubbock,       Strip         162,404 sq. ft.       Owned by a partnership
Texas          Shopping      Walmart 51%           in which a subsidiary of the
               Center        TJ Maxx 15%           Registrant is the general
                                                   partner with a 1% interest.

Plainfield,    Strip         60,150 sq. ft.        Owned by a subsidiary of the
Connecticut    Shopping      Big Y 64%             Registrant. There is an
               Center        CVS 14%               outside equity interest in
                                                   connection with the financing

Putnam,        Shopping      52,877 sq. ft.        Owned by a subsidiary of the
CT             Center        T. J. Maxx 50%        Registrant and part of a
                                                   Shopping Center complex.

Mt. Olive,     Shopping      94,714 sq. ft.        Owned by a subsidiary of the
New Jersey     Center        A & P 59%             Registrant.

ITEM 3. LEGAL PROCEEDINGS

Waterville Industries, Inc. v. First Hartford Corporation and Finance Authority of Maine, CV-89-311 (Kennebec County Superior Court, Maine) and 89-0209-B (United States district Court, District of Maine). Actions commenced July 10, 1989.

      These two lawsuits allege violation of environmental laws in connection with property located in Waterville, Maine. Waterville Industries is the current owner of property located in Waterville, Maine, which includes two waste treatment lagoons; the Registrant, through an affiliate, formerly owned the property, and the Maine Guarantee Authority, predecessor to the Financial Authority of Maine (FAME) also owned the property prior to its transfer to Waterville Industries. This lawsuit has been inactive for several years and the Registrant does not believe that it will be continued.

First Hartford Corporation Pension Plan & Trust, on behalf of itself, Dollar Dry Dock Bank of New York and all other similarly situated shareholders of Dollar Dry Dock Bank of New York, Plaintiff-Appellant v. United States, Defendant - Appellant No. 99-5032 (United States Court of Appeals for the Federal Circuit). This is an appeal from the United States Court of Federal Claims in 96-CV-801, Senior Judge Robert J. York. This was a suit to recover damages sustained by Dollar Dry Dock Bank of New York, ("Dollar") and its shareholders resulting from the United States abrogation and repudiation of its contractual obligations to the institution. The Federal Deposit Insurance Corporation ("FDIC") breached the Amended and Restated Assistance Agreement ("Agreement") between the FDIC and Dollar. The Agreement gave Dollar the right to treat certain identified supervisory goodwill as a regulatory asset to be amortized over eighteen years. On December 19, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). As interpreted by the FDIC, FDICIA prohibited inclusion of supervisory goodwill in calculations of a bank's regulatory capital. Within weeks after enactment of the FDICIA, the FDIC recommended that the New York State Superintendent of Banks seize Dollar and simultaneously appoint FDIC as receiver of Dollar even though Dollar's liquidity was strong and its deposit base steady. On February 21, 1992, the institution was seized and FDIC was appointed receiver. The initial suit was dismissed on November 20, 1998. At this time, the Registrant does not assume a favorable outcome for this matter. The loss incurred by the plan of approximately $1,000,000 was reimbursed by the Registrant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The last meeting of security holders was held on February 13, 1986. The Registrant did not solicit proxies and the Board of Directors as previously reported were re-elected in its entirety:

                                  Neil H. Ellis
                  Leonard E. Seader (Deceased August 30, 1997)
                                Stuart Greenwald

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Registrant's common stock, $1 par value, is traded over-the-counter. Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets).

      The Registrant has paid no cash dividends in the last five years.

      Small sales of the common stock have occurred from time to time, we believe the range to be 1/8 to 1/2.

      The number of shareholders of record for the Registrant's common stock as of April 30, 1999, is 931.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended April 30, 1999, 1998, 1997, 1996, and 1995

      The selected financial data set forth below for the years ended April 30, 1999, 1998, 1997, 1996 and 1995 are derived from the Registrant's financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in
Item 8 which are incorporated therein by reference.

                                                        (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                        1999               1998               1997               1996               1995
                                        ----               ----               ----               ----               ----
Revenues of the
  Registrant                         $ 2,864,744       $ 26,096,474       $ 16,447,667       $  8,531,021       $ 13,880,594
Income (Loss) from
  continuing operations                 (507,501)         9,160,515            480,655          2,169,856          6,823,182
Extraordinary
  (Losses) Net                               -0-              - 0 -              - 0 -              - 0 -         (3,500,000)
Net Income (Loss)                       (507,501)         9,160,515            480,655          2,169,856          3,323,182
  Weighted Average Number
  of Shares Outstanding                3,089,985          3,089,985          3,089,985          3,089,985          3,089,985
Income (Loss) Per Share

Income (loss) Before Extraordn      ($       .16)      $       2.96       $        .16       $        .70       $       2.21
  Extraordinary Losses                        --                 --                 --                 --              (1.13)
                                    ------------       ------------       ------------       ------------       ------------

    Total                           ($       .16)      $       2.96       $        .16       $        .70       $       1.08
                                    ============       ============       ============       ============       ============
Balance Sheet Data

Properties under Construction
  and Investment in
  Undeveloped
  Properties                        $ 11,641,378       $  2,948,678       $  1,104,498       $  5,602,287       $    725,583
Developed Properties Net               8,179,545          5,269,443         10,974,977         11,404,208         11,745,099

Total Assets                          22,876,192          9,788,054         14,415,518         21,159,309         15,668,170

Construction Loans, Notes,
  Mortgages Payable and
  Finance Obligations                 21,829,694         10,147,730         20,091,162         24,692,576         21,342,074

Accounts Payable and Accrued
  Liabilities                          3,740,021          3,152,503         10,832,085         12,381,880         11,519,713

Shareholders' Deficit               $ (4,528,147)      $ (4,020,646)      $(13,181,161)      $(13,661,816)      $(13,750,844)
                                    ============       ============       ============       ============       ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The year ended April 30, 1999 produced a loss of $507,501 or (.16) per share compared to a profit of approximately $8,623,480 or 2.79 per share for the prior year.

      The year ended April 30, 1998 is not easily comparable to the current period because it contains gains from the sale of Real Estate of $4,787,000 as well as non-recurring gains of $9,643,000 from mortgage transactions. On the expense side there were costs of the settlement with the Pension Benefit Guarantee Corp. and related legal expenses, the total cost of which was approximately one million dollars. There were also substantial rental income and expenses resulting in operating losses.

      With rental and management income greatly reduced from previous year levels, the Registrant believes operating losses will occur for the immediate future. As additional properties come on line, profitability will increase.

      Revenues in 1998 were approximately $9,000,000 greater than 1997 due to the Non Recurring gain on the purchase and collection of mortgages. Cost of sales $7,909,093 in 1998 versus $11,282,261 in 1997 cannot be compared due to the age and cost of the assets. The 1997 sale was new construction and never had an opportunity to grow in value.

      With the exception of operating expenses that were inflated in 1998 by legal expenses and settlement costs with the PBGC as stated above, the other expenses are in line with the sale of rental properties in 1997 and 1998.

Capital Resources and Liquidity

      In the recent years, the Registrant has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced as follows:

      Year ended 1997 (Decrease)
      Loans, Notes, Mortgages, etc.                                 ($4,601,000)
      Accounts Payable & Accrued Liabilities                        ($1,550,000)

      Year ended 1998 (Decrease)
      Loans, Notes, Mortgages, etc.                                 ($9,943,000)
      Accounts Payable & Accrued Liabilities                        ($7,679,582)

      Year ended 1999  Increase
      Loans, Notes, Mortgages, etc.                                 $11,682,000
      Accounts Payable & Accrued Liabilities                          $ 588,000

      For the year ended April 30, 1999, property assets of new developments increased by $11,602,000 causing almost all of the increase in the 1999 liabilities. To achieve the repayment of debt, virtually all of our partnership interests and most of our developed properties had been sold. The Registrant is currently on a path to attempt to rebuild its asset base. Shopping centers are under construction in Putnam, Connecticut and Mount Olive, New Jersey. In the year ended April 30, 2000, the Registrant expects to be in the ground with as many as three new centers. Two of these will be with Joint Venture partners.

      Capital resource and liquidity have always been a major impediment of the Registrant. Reputation, industry contacts and capital resources are the key elements of the real estate development business. Management has continued to explore new lenders and believes we will continue to find capital resources at reasonable rates. Liquidity is worked on a daily basis through tight cash management and the Registrant believes that will be adequate. In the event that it is not, the Registrant will seek to bring a partner into one of the existing properties or an outright sale.

      Y2K Readiness

      Although the Registrant believes any possible time sensitive records could be easily managed, it has ordered new software which is Y2K compliant.

      It is unknown if Y2K will effect any of its suppliers. If there is a disruption because of suppliers inability to ship, the Registrant could suffer delays in construction resulting in additional interest, cost or loss of rents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data begin on the following page.

                                    I N D E X

                                                                           Pages
                                                                           -----

Independent Auditors' Report                                                  10

Consolidated Balance Sheets - April 30, 1999 and 1998                      11-12

Consolidated Statements of Income (Loss) - Years Ended
  April 30, 1999, 1998 and 1997                                               13

Consolidated Statements of Shareholders' Equity (Deficiency)
  for the Years Ended April 30, 1999, 1998 and 1997                           14

Consolidated Statement of Cash Flows for the Year Ended
  April 30, 1999 and 1998                                                  15-16

Notes to Consolidated Financial Statements                                 17-25

There are no Supplementary Data Schedules necessary.

Schedule IX Short Term Borrowings                                             35

Schedule XI Real Estate and Accumulated Depreciation                          36

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As of January 1999, the Company has engaged Kostin, Ruffkess Company, LLC as accountants. The Company has filed a Form 8-K with the Commission reflecting the engagement of accountants. There are no disagreements of any matters of accounting principles or practices or financial statement disclosure and none are contemplated.

[LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]

To The and Stockholders of
  First Hartford Corporation and Subsidiaries
Manchester, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 1999, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and related schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 1999, and the results of its consolidated operations and consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statement, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

West Hartford, Connecticut
July 22, 1999

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 1999 AND 1998

                                     ASSETS

                                                                    (Unaudited)
                                                       1999             1998
                                                   -----------      -----------
Real estate and equipment:

  Developed properties                             $ 7,379,545      $ 4,469,443

  Equipment and leasehold improvements                 117,311          168,726
                                                   -----------      -----------
                                                     7,496,856        4,638,169
Less accumulated depreciation
  and amortization                                     941,535          938,132
                                                   -----------      -----------

                                                     6,555,321        3,700,037

Properties under construction and
  investment in undeveloped properties              11,641,378        2,948,678
                                                   -----------      -----------
                                                    18,196,699        6,648,715

Cash                                                   106,017            4,118
Accounts and notes receivable, less allowance
  for doubtful accounts of $46,000 in 1999
  And $52,200 in 1998                                   69,953          144,115

Deposits, escrows and prepaid and
  deferred expenses                                  1,167,942          757,939

Due from related parties and affiliates              1,729,140          622,476

Deferred Tax Assets                                  1,606,441        1,610,691
                                                   -----------      -----------
                                                   $22,876,192      $ 9,788,054
                                                   ===========      ===========

                                   (Continued)

        The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - APRIL 30, 1999 AND 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   (Unaudited)
                                                    1999               1998
                                                ------------       ------------
Liabilities:
  Mortgages and notes payable:

    Construction Loan Payable                   $ 10,161,257       $  1,575,925
    Mortgages payable                              7,849,778          4,717,963
    Notes Payable - Other                          3,818,659          3,853,842
                                                ------------       ------------
                                                  21,829,694         10,147,730

  Accounts payable                                 3,101,020          2,281,671

  Accrued liabilities                                639,001            870,832

  Due to related parties and affiliates
                                                   1,834,624            508,467
                                                ------------       ------------
                                                  27,404,339         13,808,700

Commitments and contingencies

Shareholders' equity (deficit)
  Common stock, $1 par; Authorized 6,000,000
    shares; Issued 3,322,213 shares                3,322,213          3,322,213
  Capital in excess of par                         4,857,645          4,857,645
  Deficit                                        (10,639,881)       (10,132,380)
                                                ------------       ------------
                                                  (2,460,023)      $ (1,952,522)
Less 232,228 shares of common
  stock held in treasury, at cost                  2,068,124          2,068,124
                                                ------------       ------------
                                                  (4,528,147)        (4,020,646)
                                                ------------       ------------
                                                $ 22,876,192       $  9,788,054
                                                ============       ============

        The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  FOR YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                  (Unaudited)       (Unaudited)
                                   1999               1998             1997
                               ------------       ------------     ------------
Revenues:

  Sale of real estate          $    472,000       $ 12,696,700     $ 11,100,000
  Construction                      200,179            197,081          243,643
  Rental                          1,167,616          2,261,985        2,610,505
  Other                             544,702            330,276          808,094
  Non-Recurring Items               480,247         10,610,432        1,685,425
                               ------------       ------------     ------------
                                  2,864,744         26,096,474       16,447,667
                               ------------       ------------     ------------
Cost and expenses:
  Cost of sales, real estate        464,005          7,909,043       11,282,261
  Construction                      113,483            133,020           97,190
  Operating                         878,323          2,398,474        1,973,488
  Interest                          761,440          1,254,142        1,712,077
  Depreciation and
    amortization                    204,655            425,775          552,935
  Selling, general and
    administrative                  926,523          1,029,945        1,218,019
  Taxes                             109 458             71,510          325,069
                               ------------       ------------     ------------

                                  3,457,887         13,221,909       17,161,039
                               ------------       ------------     ------------

Income before income
  taxes provision (benefit)        (593,143)        12,874,565         (713,372)
Income taxes provision
  (benefit)                         (85,642)         3,714,050       (1,194,027)
                               ------------       ------------     ------------

Net income (loss)              ($   507,501)      $  9,160,515     $    480,655
                               ============       ============     ============

Basic Earning per share and
  diluted earnings per share   $      (0.16)      $       2.96     $        .16
                               ============       ============     ============

Weighted average number of
  shares outstanding              3,089,985          3,089,985        3,089,985
                               ============       ============     ============

        The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                    YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                           Capital
                                                          in excess                          Treasury
                                         Common stock       of par         Deficit             stock              Total
                                         ------------    ------------    ------------       ------------      ------------
Balance, April 30, 1996 (Unaudited)
  - as reported                          $  3,322,213    $  4,857,645    $(23,731,982)      $ (2,068,124)     $(17,620,248)
Accounting Change                                  --              --       3,958,432                 --         3,958,432
                                         ------------    ------------    ------------       ------------      ------------

Balance, April 30, 1996 (Unaudited)
  - restated                                3,322,213       4,857,645     (19,773,550)        (2,068,124)      (13,661,816)

Net Income                                         --              --         480,655                 --           480,655
                                         ------------    ------------    ------------       ------------      ------------

Balance, April 30, 1997 (Unaudited)         3,322,213       4,857,645     (19,292,895)        (2,068,124)      (13,181,161)

Net Income, as restated for 1998                   --              --       9,160,515                 --         9,160,515
                                         ------------    ------------    ------------       ------------      ------------

Balance, April 30, 1998 (Unaudited)         3,322,213       4,857,645     (10,132,380)        (2,068,124)       (4,020,646)

Net Loss                                           --              --        (507,501)                --          (507,501)
                                         ------------    ------------    ------------       ------------      ------------

Balance, April 30, 1999                  $  3,322,213    $  4,857,645    ($10,639,881)      ($ 2,068,124)     ($ 4,528,147)
                                         ============    ============    ============       ============      ============

        The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    YEAR ENDED APRIL 30, 1999, 1998 AND 1997

                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:                 1999               1998              1997
                                                  ------------       ------------      ------------
  Net income (loss)                               ($   507,501)      $  8,623,480      $    480,655

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Depreciation                                      193,595            421,302           548,462
     Amortization                                       11,060              4,473             4,473
     Deferred tax asset                                  4,250          3,569,081        (1,221,340)
     Forgiveness of accounts payable                  (480,247)                --                --

     Changes in assets and liabilities:

       Accounts receivable, net                         74,162             10,672           (12,633)
       Deposits, escrows, prepaid  and
         deferred expenses                            (421,063)            50,853           133,587
       Accrued liabilities                            (231,831)        (7,409,189)       (1,093,674)

       Decrease in:

       Accounts payable                              1,299,596           (270,393)         (456,121)
                                                  ------------       ------------      ------------

    Net cash provided by (used in)
      operating activities                             (57,979)         5,000,279        (1,616,591)
                                                  ------------       ------------      ------------

Cash flows from investing activities:

  Purchase of Investments                                   --                 --         2,098,211

    Purchases of equipment and leasehold
      improvements                                     (22,410)           (65,196)         (149,421)

    Proceeds from sale of real estate net
      of selling expenses                              420,664          7,562,594         7,076,904

      Additions to developed properties            (12,139,833)        (2,289,509)       (2,646,912)
                                                  ------------       ------------      ------------

    Net cash provided by (used in)
      investing activities:                       ($11,741,579)      $  5,207,889      $  6,378,782
                                                  ------------       ------------      ------------

        The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                    YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                                     (Unaudited)        (Unaudited)
Cash flows from financing activities:                 1999               1998               1997
                                                  ------------       ------------       ------------
  Proceeds from:

    Construction Loan Payable                     $ 13,960,332       $  1,575,925       $  2,129,177
    Mortgage Payable                                 3,725,000                 --
    Notes payable                                      900,000            819,046            770,100

  Principal payments on:

    Construction loans payable                      (5,375,000)                --         (5,848,315)
    Mortgages payable                                 (593,185)       (11,748,199)          (145,778)
    Notes payable                                     (935,183)        (1,258,862)        (1,506,600)
    Proceeds from notes payable                             --            668,659                 --

  Advances to/from related parties and
    affiliated partnerships                            219,493           (476,767)           (47,400)
                                                  ------------       ------------       ------------
  Net cash provided by (used in )
    financing activities                            11,901,457        (10,420,198)        (4,648,816)
                                                  ------------       ------------       ------------
Net increase (decrease) in cash and cash
  equivalents                                          101,899           (212,030)           113,375

Cash and cash equivalents, beginning of year             4,118            216,148            102,773
                                                  ------------       ------------       ------------
Cash and cash equivalents, end of year            $    106,017       $      4,118       $    216,148
                                                  ============       ============       ============

Supplemental data:

Cash paid during the year for interest            $    720,090       $    477,144       $    822,390
                                                  ============       ============       ============

Cash paid during the year for taxes               $    126,370       $    114,388       $    118,765
                                                  ============       ============       ============

        The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

1.    Summary of Significant accounting policies:

      Description of business:

      First Hartford Corporation (the Company) was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

      Principles of consolidation:

      The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, including partnerships in which the Company is a majority owner. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale). The Company records at cost its investment in partnerships in which it is not a majority owner.

      Financial Statement Presentation:

      Because the Company is engaged in the development and sale of real estate in various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

      Real Estate and Equipment:

      Properties under construction and investment in undeveloped properties, developed properties and equipment and leasehold improvements are recorded at the lower of cost or net realizable value.

      Statements of Cash Flows

      For purposes of the statements of cash flows, the Company considers all highly liquid securities purchased with a maturity of 3 months or less to be cash equivalents.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

1. Summary of significant accounting policies (continued): Real Estate and Equipment (continued):

      Properties under construction amounted to $11,641,378 and $2,948,678 at April 30, 1999 and 1998.

      Following accounting practices of the real estate industry, interest and property taxes are capitalized for those projects which have a current development plan. In addition, properties under construction include revenue and operating expenses through substantial completion of the property. When property is substantially completed, the costs of property constructed for the Company's own use are transferred to developed properties and depreciation commences. Interest incurred at April 30, 1999 was $761,440 of which $415,311 was capitalized. Interest incurred at April 30, 1998 was $1,254,142 of which $120,430 was capitalized. Property Taxes capitalized at April 30, 1999 and 1998 was $44,539 and $-0- respectively.

      Depreciation is provided using the straight line method for financial reporting purposes based on the following estimated useful lives:

                  Description              Range in Years

            Developed properties                 40

            Equipment and leasehold
              improvements                     3 - 10

      Leasing commissions and financing costs (included in deposits, escrows, and prepaid and deferred expenses in the accompanying balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively. In addition, the Company capitalizes predevelopment costs relating to potential new development projects. If the project is abandoned, the related costs will be expensed.

      Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

      The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts. Income or loss resulting from the disposal of properties and equipment is included in the consolidated statements of income (loss).

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

1.    Summary of significant accounting policies (continued):

      Revenue recognition:

      Since the Registrant is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Registrant provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the years ended April 30, 1999, 1998 and 1997.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

      Off Balance Sheet Risk

      During the years ended April 30, 1999 and 1998, the Company had an amount in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate greatly during the year and can exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

2.    Construction loans, mortgages, and notes payable:

                                                     1999             1998
                                                     ----             ----

      Construction Loans and
      Mortgage notes ranging from 6.35%
        to 8.875%.  Maturities are at
        various dates through 2009                $18,011,035      $ 6,293,888
        The loans are secured by the
        respective real estate and
        guaranteed by the President of
        the Company

      Notes payable, at interest rates
        of 1 1/2% over the prevailing
        prime rate and fixed
        rates of 6% - 8% maturing at various
        dates or demand.  The loans are
        unsecured and guaranteed by the
        President of the Company                    3,818,659        3,853,842
                                                  -----------      -----------
                                                  $21,829,694      $10,147,730
                                                  ===========      ===========

      Aggregate principal payments due on the above debt during the next five years are as follows:

                  Year Ended April 30
                  -------------------
                         2000                     $   270,140
                         2001                       1,242,903
                         2002                         370,545
                         2003                         402,358
                         2004                       3,580,226

      Included in notes payable are $2,250,000 of non-interest bearing notes to an affiliate with no certain date of payment.

3.    Pledge of stock of subsidiaries:

      For the past ten years and probably longer, the Company had not been able to obtain financing (secured or unsecured) without the personal guarantees of Neil Ellis, the president of the Company. To some degree, the Registrant recently has been able to obtain financing without that guarantee but it continues to be a necessary component to most loans. In the past, we have disclosed stock pledges of subsidiaries to protect Mr. Ellis from personal losses due to his guarantees. These pledges will stay in place until his guarantees are eliminated.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

4.    Related party transactions:

      Amounts included in revenue resulting from transactions with companies affiliated by common ownership and/or management are as follows:

                                  1999          1998            1997

      Rental Income                    --        72,000              --
      Management and
        service fees              351,485        49,247         566,192
      Maintenance/Repairs          13,555            --
      Interest income              28,160        28,152          28,160
      Sale of Partnership
        Interest                       --            --       1,014,658
                               ----------    ----------      ----------

                               $  393,200    $  149,399      $1,609,010
                               ==========    ==========      ==========

      Amounts due to/from affiliates and related parties represent transactions between affiliated and related entities under common ownership and/or management in line with business transactions which generate the revenues noted above. The Company and its subsidiaries also have received cash advances from other entities affiliated with Neil Ellis, President of the Company and performed services for these entities. These advances/loans are non-interest bearing and have no specific repayment terms.

5.    Accrued liabilities:

                                    1999          1998
      Accrued:
        Federal income taxes      $ 54,950      $188,162
        Taxes-other                188,494       199,282
        Interest                   270,978       338,610
        Other                      124,579       144,778
                                  --------      --------

                                  $639,001      $870,832
                                  ========      ========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

6.    Non-Recurring Items:

Income from non-recurring items are as follows:

                                   1999              1998              1997
Income - Partnership
  distributions from
  sales of partnership
  assets                        $        --       $        --       $ 1,014,658
  Gains on purchase of
  mortgage                               --         9,643,397                --
Forgiveness of debt                      --           967,035           508,800
Miscellaneous                            --                --           161,967
Forgiveness of
  accts payable                     480,247                --                --
                                -----------       -----------       -----------
                                $   480,247       $10,610,432       $ 1,685,425
                                ===========       ===========       ===========

      In the year ended April 30, 1998, the Registrant purchased three mortgages from a third party who won them at a HUD auction. The three properties (two wholly owned by the Registrant through subsidiary companies and one only partially owned) were sold to another third party. The gain represented the difference between the amount the Registrant received from the mortgage payments and the purchase price of the mortgages.

7.    Employee Retirement Plan:

      The Company had a single employer defined benefit non contributory pension plan. As of January, 1986 the benefits of the plan have been frozen. The Pension Benefit Guaranty Corporation (PBGC) had started to make the benefit payments to the participants at January 1, 1994.

      In June, 1997 the PBGC had become interim Trustee of the Plan and in July, 1997 notified participants that they would seek to terminate the Plan.

      In January, 1997, the Company had come to settlement terms with the Pension Benefit Guaranty Corporation (PBGC) and the Department of Labor (DOL). Under the settlement, the Company has given the PBGC a 10 year Note of approximately $670,000 (6% interest payable quarterly) which is guaranteed by a Bond of an Insurance Company. The Company has given cash to the Insurance Company which was then invested in a zero coupon bond to yield $670,000 at maturity.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

8.    Commitment and Contingencies:

      The Company is also involved in other legal proceedings which have arisen during the normal course of its business including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on the consolidated financial position.

9.    Going concern:

      Since the 1992 - 1994 period when the deficit in equity exceeded $23,000,000, the Company has achieved substantial improvements that has reduced the deficit to under $4,528,000. The improvements were a result of selling properties and partnership interest. On a short term basis, it is unrealistic to expect that the Company can continue to generate sales of any magnitude on its existing asset base. Unless cash flow can be generated from other services, conditions raise doubt about the Company's ability to continue as a going concern and meet its obligations as they become due.

10.   Accounting Change

      In the current year, the Company retroactively applied SFAS 109 (See Note
11) to the beginning of fiscal year 1997. The adoption of SFAS 109 resulted in the recognition of $3,958,432 of net deferred tax assets. The effect on net income for 1997 was an increase of $1,221,390 while for 1998, the adoption decreased net income by $3,569,081.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

11.   Income Taxes

      The Company follows the requirements of Statement Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the use of an asset and liability approach that provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

The income tax provision (benefit) comprised is the following:

                                    1999              1998              1997

Current provision (benefit)     $   (89,892)      $   144,969       $    27,313
Deferred                              4,250         3,569,081        (1,221,340)
                                -----------       -----------       -----------

                                $   (85,642)      $ 3,714,050       $(1,194,027)
                                ===========       ===========       ===========

      The components of the net deferred tax asset the following:

                                                   1999                1998
Tax effect of net operating loss
    carryforwards                               $ 3,212,883         $ 3,221,383
  Valuation allowance                            (1,606,442)         (1,610,692)
                                                -----------         -----------
                                                $ 1,606,441         $ 1,610,691
                                                ===========         ===========

      The Company has set up an allowance of fifty percent (50%) against the deferred tax asset since the likelihood of realization cannot be determined.

      The difference in the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increases in the operating loss carryforwards offset against expiring net operating loss carryforwards.

      At April 30, 1999, the Company has net operating loss carryforwards of approximately $9,500,000. Approximately $4,700,000 expire in 2004, $1,200,000 expire in 2007 and $3,600,000 expire in 2012.

12.   Leases

      The Company leases commercial real estate under various operating leases expiring in various years through 2019. The real estate available for lease have a carrying value of $16,620,562 (some of which is still under construction) and accumulated depreciation of $851,585.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

(Information with Respect to the Years Ending April 30, 1998 and 1997 and every page of note is unaudited)

12.   Leases (Continued)

      Minimum future rentals to be received on non-cancellable leases as of April 30, 1999 for each of the next five years are as follows:

            2000                        $2,363,792
            2001                        $2,577,121
            2002                        $2,391,723
            2003                        $2,316,924
            2004                        $2,301,325

13.   Investments

      The Company has performed services for a partnership in exchange for a one percent general partner interest. The Partnership owns a strip shopping center in Lubbock, Texas.

      The Company is contingently liable for the satisfaction of all liabilities of the Partnership. Summarized unaudited financial data for the Partnership as of April 30, 1998 is as follows:

                                        (Unaudited)

            Assets                      $4,264,035
                                        ==========

            Liabilities                 $7,038,134
            Partners' capital           (2,774,099)
                                        ----------
                                        $4,264,035
                                        ==========

            Revenues                    $1,223,868
            Expenses                    (1,094,493)
                                        ----------

            Net Income                  $  129,375
                                        ==========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors

      The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

  Name                  Age           Position          Period of Service

Neil H. Ellis            71           President           l966 - Present

Stuart I. Greenwald      57      Treasurer/Secretary      1980 - Present

David B. Harding         54                               1992 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)   Identification of Executive Officers

      The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

  Name                   Age          Position            Period of Service

Neil H. Ellis            71           President             1968 - Present

Stuart I. Greenwald      57      Treasurer/Secretary        1978 - Present

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

            Mr. Harding has been the President of Richmond Realty, a Real Estate Management Company since January, 1996. Richmond manages certain properties of the Registrant as well as properties of others. Prior to that, he has worked for the Registrant in the area of finance for three years.

      2. Directorships

            No directors hold any other directorships, except directorships in subsidiaries of the Registrant and the aforementioned Green Manor Corporation and Richmond Realty.

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

ITEM 11. REMUNERATION

      There is set forth below information relating to all direct remuneration paid by the Registrant during the year ended April 30, 1999 to each director and each executive officer of the Registrant whose aggregate remuneration totaled $60,000 and to all directors and officers of the Registrant as a group.

Name or Number of Persons                                            Other
  in Group and Capacity                      Salary              Compensation(1)
  ---------------------                      ------              ---------------

      Neil H. Ellis, President              $106,996
      Stuart Greenwald, Treasurer           $ 78,062

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      The following table sets forth information as of the date hereof with respect to all persons known to the Registrant to be beneficial owners of more than 5% of the Registrant's outstanding shares of common stock:

   Title        Name & Address of        Amount and Nature
    of          Beneficial Owner or        of Beneficial        Percent
   Class        Identity of Group           Ownerships          of Class
   -----        -----------------           ----------          --------

Common Stock    Neil H. Ellis              1,324,387 (1)          42.9%
                43 Butternut Road
                Manchester, CT 06040

      (1) Includes 416,483 shares owned by a corporation which is wholly owned by Mr. & Mrs. Ellis; 17,693 shares owned beneficially and of record by Mr. Ellis' wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership. Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(b)   Security Ownership of Management

      The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and directors and officers of the Registrant as a group:

   Title        Name & Address of        Amount and Nature
    of          Beneficial Owner or        of Beneficial        Percent
   Class        Identity of Group           Ownerships          of Class
   -----        -----------------           ----------          --------

Common          Neil H. Ellis              1,324,387 (1)         42.9%
                43 Butternut Road
                Manchester, CT 06040

Common          All Directors              1,324,387 (1)         42.9%
                and Officers
                as a Group
                (3 in number)

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

      The Registrant and its subsidiaries have received from or made cash advances to other companies which are owned or controlled by Neil Ellis, President of the Registrant. The Registrant has also purchased from or sold property to, as well as performed services for these companies.

(b)   Certain Business Relationships

      Refer to (a) above.

(c)   Indebtedness of Management

      There is none.

(d)   Transactions with Promoters

      There are none.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Pages
                                                                           -----

(a)   (1)   The following financial statements are
            included in Part II, Item 8:

            Financial Statements:

            Report of Independent Auditor                                     10

            Consolidated Balance Sheets - April 30, 1999 and 1998          11-12

            Consolidated Statements of Income (Loss) -
              Years Ended April 30, 1999, 1998 and 1997                       13

            Consolidated Statements of Shareholders' Equity
              (Deficit) for the years Ended April 30, 1999, 1998 and 1997     14

            Consolidated Statement of Cash Flows for the
              years ended April 30, 1999 and 1998                          15-16

            Notes to Consolidated Financial Statements                     17-25

      (2) The following financial statement schedules for the year ended April 30, 1999 are submitted herewith:

            Schedule IX - Short Term Borrowings                               35

            Schedule XI - Real Estate and Accumulated
                          Depreciation                                        36

            All other schedules are omitted because they are not required, not applicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K:

      A report on Form 8-K dated January 22, 1991 was filed by the Registrant reporting the bankruptcy filing of the Registrant's former Accountants, Laventhol and Horwath. A report on Form 8-K dated August 4,1999 was filed by the Registrant appointing Kostin, Ruffkess & Company, LLC as new accountants.

(c)   Exhibits

            Exhibit Index                                                     32

      (3)   Articles of Incorporation and by-laws.

            Exhibit (3) to Form 10-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits
            Binder, incorporated by reference to Securities
            File Number 0-8862.

      (4) Instruments defining the rights of security holders, including Indentures.

            Not Applicable

      (9)   Voting Trust Agreement.

            Not Applicable

      (10)  Material Contracts.

            Not Applicable

      (11) Statement regarding computation of per share earnings.

            See Item 6 of this report.

      (12)  Statement regarding computation of ratios.

            Not Applicable

      (13)  Annual Report to Security Holders, Form 10-Q or
            Quarterly Report to Security Holders.

            The annual report to security holders consists
            of this report (Form 10-K) and the President's
            letter attached as Exhibit 13.                                    37

      (18)  Letter regarding change in accounting principle.

            Not Applicable

      (19)  Previously unfiled Documents.

            Not Applicable

      (22)  Subsidiaries of the Registrant.                                   38

      (23) Published report regarding matters submitted to vote of Security Holders.

            Not Applicable

      (24)  Consents of experts and counsel.

            Consent of Kostin, Ruffkess & Company, LLC

      (25)  Power of Attorney.

            Not Applicable

      (28)  Additional Exhibits.

            Not Applicable

      (29) Information from Reports furnished to State Insurance Regulatory Authorities.

            Not Applicable

(d)   Other Financial Statements

      Not Applicable

                               S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, Thereunto Duly Authorized.

Dated: August 13, 1999

                                        FIRST HARTFORD CORPORATION


                                        By: /s/ Neil H. Ellis
                                            ------------------------------------
                                            Neil H. Ellis
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

August 13, 1999                         /s/ Neil H. Ellis
                                        ----------------------------------------
                                        Neil H. Ellis
                                        Principal Executive Officer
                                        President and Director

August 13, 1999                         /s/ Stuart I. Greenwald
                                        ----------------------------------------
                                        Stuart I. Greenwald
                                        Principal Financial Officer
                                        Principal Accounting Officer
                                        Secretary, Treasurer and Director

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                 YEARS ENDED APRIL 30, 1999, 1998, 1997 AND 1996

                                               Weighted      Maximum Amount   Average Amount     Weighted Average
                                 Balance        Average       Outstanding      Outstanding         Interest Rate
Category of Aggregate            End of        Interest        During the       During the           During the
Short-Term Borrowings(1)         Period          Rate            Period          Period(2)            Period(3)
------------------------         -------       --------      --------------   --------------     -----------------
Year Ended April 30, 1999

  Banks                        $11,061,257       8.45%         $11,061,257      $ 7,517,698             8.5%

Year Ended April 30, 1998

  Banks                        $ 2,448,756         10%         $ 2,448,756      $ 1,051,097              10%

Year Ended April 30, 1997

  Banks                        $   150,000       9.77%         $   785,000      $ 2,531,134            9.47%

Year Ended April 30, 1996

  Banks                        $   361,500       9.25%         $   480,000      $   239,708             9.9%

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

                   First Hartford Corporation and Subsidiaries
                                   Schedule XI
                    Real Estate and Accumulated Depreciation
                                 April 30, 1999

                                                                Initial
                            Encumbrances                    Cost To Company
                            ------------                    ---------------


                                                                                 Bldgs.
                               Constr.     Mortgage, Notes                        and
                               Loans           Payable           Land             Imp.
                               -----           -------           ----             ----
Property under constr
Shopping Center - NJ        $10,161,257      $         0      $ 1,815,000      $ 9,826,378
                            -----------      -----------      -----------      -----------
                            10,161,257                          1,815.000        9,826,378

Developed Properties

Shopping Ctr
  Connecticut                                  7,674,774          582,010        6,794,184

                                               7,674,774          582,010        6,794,184
                            -----------      -----------      -----------      -----------

                            $10,161,257      $ 7,674,774      $ 2,397,010      $16,620,562
                            ===========      ===========      ===========      ===========

                                    Gross Amount at Which
                                  Carried at Close of Period
                                  --------------------------                                                              Life On
                                                                                                                         Which Depr.
                                                                                                                         In Latest
                                             Bldgs.                                                                       Income
                                              and                           Accum.          Date of        Date          Statement
                               Land           Imp.           Total          Depr.           Constr.        Acquired      Is Computed
                               ----           ----           -----          -----           -------        --------      -----------
Property under constr
Shopping Center - NJ        $ 1,815,000    $ 9,826,378    $11,641,378
                            -----------    -----------    -----------
                              1,815,000      9,826,378     11,641,378

Developed Properties

Shopping Ctr
  Connecticut                   582,010      6,794,184      7,376,194        851,585     1990-1998                    40 Years

                                582,010      6,794,184      7,376,194        851,585
                            -----------    -----------    -----------

                            $ 2,397,010    $16,620,562    $19,017,572    $   851,585
                            ===========    ===========    ===========    ===========