Form 10-Q
period 1999-07-31
FIRST HARTFORD CORP
filed 1999-09-15
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1999                       Commission File No. 0-8862
                                                                          ------

                    ----------------------------------------

                           First Hartford Corporation
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

          Maine                                                   01-0185800
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

149 Colonial Road, Manchester, Connecticut                          06040
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (860) 646-6555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I.      FINANCIAL INFORMATION                                   PAGE
                                                                           ----

Item 1. Financial Statements

        Consolidated Balance Sheets -
          July 31, 1999 and April 30, 1999                                 1 & 2

        Consolidated Statements of Income (Loss)
          Three Months Ended July 31, 1999 and
          Three Months Ended July 31, 1998                                   3

        Consolidated Statements of Cash Flows
          Three Months Ended July 31, 1999 and
          Three Months Ended July, 31, 1998                                4 & 5

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                   6

      PART II.     OTHER INFORMATION

        Signatures                                                           7

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

            Assets                                    July 31,        April 30,
                                                       1999             1999
                                                    -----------      -----------

Real Estate and equipment:

  Developed properties                              $11,318,157      $ 7,379,545

  Equipment and leasehold improvements                  120,763          117,311
                                                    -----------      -----------
                                                    $11,438,920      $ 7,496,856

  Less accumulated depreciation and
    amortization                                      1,011,077          941,535
                                                    -----------      -----------
                                                    $10,427,843      $ 6,555,321
  Properties under construction and
    investment in undeveloped properties            $ 8,578,835      $11,641,378
                                                    -----------      -----------
                                                    $19,006,678      $18,196,699

Cash                                                     37,344          106,017

Accounts receivable, less allowance
  for doubtful accounts                                  68,061           69,953

Deposits, escrows, and prepaid and
  deferred expenses                                   1,420,935        1,167,942

Due from related parties and affiliates, and
  investment in affiliated partnership                1,833,890        1,729,140

Deferred Tax Assets                                   1,606,441        1,606,441
                                                    -----------      -----------
                                                    $23,973,349      $22,876,192
                                                    ===========      ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  July 31,          April 30,
                                                   1999               1999
                                                ------------       ------------
Liabilities:

  Mortgages, notes payable
    and capital lease obligations:

    Construction loan payable                   $ 12,025,858       $ 10,161,257

    Mortgages payable                           $  7,800,188       $  7,849,778

    Notes Payable:
      Other                                        4,168,658          3,818,659
                                                ------------       ------------
                                                $ 23,994,704       $ 21,829,694

  Accounts payable                                 2,377,929          3,101,020
  Accrued Liabilities                                683,765            639,001
  Due to Related Parties and affiliated
    partnerships                                   1,741,747          1,834,624
                                                ------------       ------------
                                                $ 28,798,145       $ 27,404,339

Shareholders' equity (deficiency):

  Common stock, $1 par; authorized
    6,000,000 shares; issued 3,322,213
    shares                                         3,322,213          3,322,213
  Capital in excess of par                         4,857,645          4,857,645
  Deficit                                        (10,936,530)       (10,639,881)
                                                ------------       ------------
                                                ($ 2,756,672)      ($ 2,460,023)

  Less 232,228 shares of common stock
    held in treasury, at cost                      2,068,124          2,068,124
                                                ------------       ------------
                                                ($ 4,824,796)      ($ 4,528,147)
                                                ------------       ------------
                                                $ 23,973,349       $ 22,876,192
                                                ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                     Three Months Ended
                                                     ------------------
                                              July 31, 1999        July 31, 1998
                                              -------------        -------------

Revenues, Including Related
  Party Respectively:
    Sale of Real Estate                         $        --         $   186,500
    Construction                                     79,743              63,948
    Rental                                          553,551             248,977
    Other                                            31,757              60,689
                                                -----------         -----------
                                                $   665,011         $   560,114
Costs and Expenses:

  Cost of Sales Real Estate                              --             186,082
  Construction                                       35,636              45,589
  Operating, selling, general
    and administrative                              411,319             398,243
  Interest                                          413,571             144,188
  Depreciation and amortization                      73,214              44,964
  Real estate taxes                                  27,920              39,080
                                                -----------         -----------

                                                    961,660             858,146
                                                -----------         -----------

Net Income Gain (Loss)                             (296,649)           (298,032)
                                                ===========         ===========

Income Per Share                                ($     0.10)        ($     0.10)
                                                ===========         ===========

Weighted Average Number of Common
  Shares Outstanding                              3,089,985           3,089,985
                                                ===========         ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JULY 31, 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                        3 months ended   3 months ended
  activities:                                     July 31, 1999   July 31, 1998
                                                 --------------   --------------

  Net Profit (Loss)                                ($  296,649)    ($  298,031)
  Adjustments to reconcile net loss
    to net cash used in operating activities:

      Depreciation                                      70,450          43,846
      Amortization                                       2,763           1,118

      Changes in assets and liabilities:
        Increase in:

        Accounts and Notes Receivable                    1,892         (64,278)
        Deposits, escrows, prepaid and
        deferred expenses                             (255,756)        (22,781)
        Accrued liabilities                             44,764         (48,993)

Decrease in:

Accounts payable                                      (723,093)       (197,278)
                                                   -----------     -----------

Net cash used in operating activities               (1,155,629)    ($  586,397)
                                                   -----------     -----------
Cash flows from investing activities:

  Purchase of Equipment and
    Leasehold Improvements                              (4,293)        (12,689)
  Proceeds from Sale of Real Estate                         --         170,969

Payments for:

  Additions to Properties under
    construction                                      (876,136)     (2,967,676)
                                                   -----------     -----------

Net Cash used in investing activities                 (880,429)    ($2,809,396)
                                                   -----------     -----------

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                  JULY 31, 1999

Cash flows from financing                      3 months ended     3 months ended
  activities:                                   July 31, 1999      July 31, 1998
                                                 -----------        -----------

  Proceeds from:

    Construction Loans                           $ 1,864,601        $ 5,370,639
    Notes Payable                                    350,000                 --

 Principal payments on:

    Construction Loans Payable                            --        ($1,650,000)
    Mortgages payable                                (49,589)          (193,475)
    Notes payable                                         --           (150,000)

  Repayment to related parties and
    affiliated partnerships                         (197,627)            49,325
                                                 -----------        -----------

  Net Cash provided by financing
    activities                                     1.967.385        $ 3,426,489

Net increase (decrease) in cash
  and cash equivalents                           ($   68,673)       $    30,696

Cash and cash equivalents, beginning
  of year                                            106,017              4,118
                                                 -----------        -----------

Cash and cash equivalents,
  end of year                                    $    37,344        $    34,814
                                                 ===========        ===========

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended July 31, 1999 produced a loss of $296,649 or (.10) per share compared to a loss of $298,032 (.10) per share for the quarter ended July 31, 1998.

      Rental income has increased to $553,511 from $248,977 due to new rentals at our shopping centers in Putnam, Connecticut and Mt. Olive, New Jersey. Interest expense has increased to $413,571 from $144,188 and depreciation has increased to $73,214 from $44,964. New rentals should stabilize in the third quarter.

      In the quarter ended July 31, 1999 net property assets increased approximately $800,000 while construction loans increased $1,865,000. Most of the net increase in borrowing was due to cash management and was used to pay down accounts payable by $723,000.

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

      Date: 9/15/99
            -------------