Form 10-Q
period 1999-10-31
FIRST HARTFORD CORP
filed 1999-12-16
CIK 36369

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I. FINANCIAL INFORMATION                                        PAGE
                                                                           ----

Item 1. Financial Statements

        Consolidated Balance Sheets -
          Oct. 31, 1999 and April 30, 1999                                 1 & 2

        Consolidated Statements of Income (Loss)
          Six Months Ended Oct. 31, 1999 and
          Six Months Ended Oct. 31, 1998                                     3

        Consolidated Statements of Cash Flows
          Six Months Ended Oct. 31, 1999 and
          Six Months Ended Oct. 31, 1998                                   4 & 5

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

            Assets                                   Oct. 31,         April 30,
                                                       1999             1999
                                                    -----------      -----------

Real Estate and equipment:

  Developed properties                              $20,200,771      $ 7,379,545

  Equipment and leasehold improvements                  123,052          117,311
                                                    -----------      -----------
                                                    $20,323,823      $ 7,496,856

  Less accumulated depreciation and
    amortization                                      1,081,139          941,535
                                                    -----------      -----------
                                                    $19,242,684      $ 6,555,321
  Properties under construction and
    investment in undeveloped properties            $        --      $11,641,378
                                                    -----------      -----------
                                                    $19,242,684      $18,196,699

Cash                                                     43,819          106,017

Accounts receivable, less allowance
  for doubtful accounts                                 166,003           69,953

Deposits, escrows, and prepaid and
  deferred expenses                                   1,435,291        1,167,942

Due from related parties and affiliates, and
  investment in affiliated partnership                2,373,388        1,729,140

Deferred Tax Assets                                   1,606,441        1,606,441
                                                    -----------      -----------

                                                    $24,867,626      $22,876,192
                                                    ===========      ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  Oct. 31,           April 30,
                                                    1999               1999
                                                ------------       ------------

Liabilities:

  Mortgages and notes payable

    Construction loan payable                   $ 12,402,452       $ 10,161,257

    Mortgages payable                           $  7,752,655       $  7,849,778

    Notes Payable:
      Other                                        5,143,658          3,818,659
                                                ------------       ------------
                                                $ 25,298,765       $ 21,829,694

  Accounts payable                                 2,068,594          3,101,020
  Accrued Liabilities                                758,819            639,001
  Due to Related Parties and affiliated
  partnerships                                     1,754,013          1,834,624
                                                ------------       ------------
                                                $ 29,880,191       $ 27,404,339

Shareholders' equity (deficiency):

  Common stock, $1 par; authorized
    6,000,000 shares; issued 3,322,213
    shares                                         3,322,213          3,322,213
  Capital in excess of par                         4,857,645          4,857,645
  Deficit                                        (11,124,299)       (10,639,881)
                                                ------------       ------------
                                                ($ 2,944,441)      ($ 2,460,023)

 Less 232,228 shares of common stock
   held in treasury, at cost                       2,068,124          2,068,124
                                                ------------       ------------
                                                ($ 5,012,565)      ($ 4,528,147)
                                                ------------       ------------
                                                $ 24,867,626       $ 22,876,192
                                                ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                  Six Months Ended                           Three Months Ended
                                                  ----------------                           ------------------
                                       October 31, 1999       October 31, 1998      October 31, 1999     October 31, 1998
                                       ----------------       ----------------      ----------------     ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                     $        --           $   376,500           $        --           $   190,000
  Construction                                274,739               107,622               194,996                43,674
    Rental                                  1,305,504               515,209               751,953               266,232
  Other                                       215,605               462,678               183,848               401,989

                                          $ 1,795,848           $ 1,462,009           $ 1,130,797           $   901,895
COSTS AND EXPENSES:
  Cost of Sale of Real Estate $-          $   373,595                                          $-           $   187,513
  Construction                                142,304                83,148               106,668                37,559
  Operating, selling general
  and administrative                          926,521               833,629               515,202               435,386
  Interest                                    888,198               284,373               474,627               140,185
  Depreciation and amortization               147,235                97,234                74,021                52,270
  Real Estate Taxes                           176,009                63,073               148,089                23,993
                                          -----------           -----------           -----------           -----------

                                          $ 2,280,267           $ 1,735,052           $ 1,318,607           $   876,906

NET INCOME (LOSS) BEFORE
  INC. TAX                                ($  484,419)          ($  273,043)          ($  187,810)          $    24,989
  Federal Income Tax                               --                    --                    --                    --
                                          -----------           -----------           -----------           -----------
NET INCOME (LOSS) AFTER
 INC. TAX                                 ($  484,419)          ($  273,043)          ( $187,180)           $    24,989
                                          ===========           ===========           ===========           ===========

INCOME (LOSS) PER SHARE                   ($     0.16)          ($     0.09)          ($      .06)          $      0.01

Weighted Average Number of
  Common Shares Outstanding                 3,089,985             3,089,985             3,089,985             3,089,985
                                          ===========           ===========           ===========           ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                OCTOBER 31, 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                                  6 months ended                       3 months ended
  activities:                                        10/31/99           10/31/98          10/31/99          10/31/98
                                                   -----------        -----------       -----------       -----------
  Net Profit (Loss)                                ($  484,419)       ($  273,043)      ($  187,770)      $    24,988

  Adjustments to reconcile net loss
    to net cash used in operating activities:

    Depreciation                                       140,426             93,852            69,976            50,006
    Amortization                                         6,809              3,382             4,046             2,264

    Changes in assets and liabilities:
      Increase (Decrease) in:

    Accounts & Notes Receivable                        (96,050)             6,497           (97,942)           70,775
    Deposits, escrows, prepaid and
      deferred expenses                               (274,158)           (95,777)          (18,402)          (72,996)
    Accrued liabilities                                119,818            (74,052)           75,054           (25,059)

      Decrease in:

Acct's payable                                      (1,032,426)           327,952          (309,333)          525,230
                                                   -----------        -----------       -----------       -----------

Net cash used in oper. activities                  ($1,620,000)       ($   11,189)      ($  464,371)      $   575,208
                                                   -----------        -----------       -----------       -----------

Cash flow from investing activities:

  Proceed from Sale of Real Estate                          --            339,515                --           168,546
  Purchase of equip & leasehold imp                     (6,690)           (13,012)           (2,397)             (323)

Payments for:
  Additions to properties
    under construction                              (1,179,721)        (5,626,039)         (303,585)       (2,658,363)
                                                   -----------        -----------       -----------       -----------
  Net Cash used in investing
    activities:                                     (1,186,411)        (5,299,536)         (305,982)       (2,490,140)
                                                   -----------        -----------       -----------       -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                OCTOBER 31, 1999
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                          6 months ended                    3 months ended
 activities:                                 10/31/99          10/31/98          10/31/99       10/31/98
                                           -----------       -----------       -----------     -----------
Cash flows from operating activities:

  Proceeds from:
    Construction Loan                        2,241,195         7,984,067           376,594       2,613,428
    Mortgage Payable                                --                --                --              --
    Notes Payable                            1,325,000                --           975,000              --

Principal payments on:
    Construction Loan                               --        (1,650,000)               --        (194,480)
    Mortgage Payable                           (97,121)         (387,955)          (47,532)        (85,184)
    Notes Payable                                   --          (235,184)               --              --

Adv. from Related Parties and
  affiliated Parties                          (724,861)         (369,275)         (527,234)       (418,600)
                                           -----------       -----------       -----------     -----------

Net Cash Provided by Financing
  Activities                                 2,744,213         5,341,653           776,828       1,915,164
                                           -----------       -----------       -----------     -----------
Net Increase (Decrease) in cash
  & Cash Equivalents                           (62,198)           30,928             6,475             232

Cash & Cash Equivalents
  Beginning of Year                            106,017             4,118            37,344          34,814
                                           -----------       -----------       -----------     -----------

Cash & Cash Equivalents
  End of Year                              $    43,819       $    35,046       $    43,819     $    35,046
                                           ===========       ===========       ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended October 31, 1999 produced a loss of $188,000 or (.06) per share compared to a gain of $25,000 or .01 per share for the quarter ended October 31, 1998. For the six month period, a loss of $484,000 or (.16) per share compares to a loss of $273,000 or (.09) per share for the period ending October 31, 1998.

      For the three and six months periods ending October 31, 1999, rental income has increased to $752,000 and $1,306,000 from $266,000 and $515,000 from the comparable period in 1998. New rentals have stabilized and should be up only slightly between the second and third quarters.

      The Registrant is presently building a shopping center in Dover Township, New Jersey as a Joint Venture in which the Registrant has 50% ownership. The construction loan was not closed until November, 1999. At October 31, 1999, the Registrant had advanced in excess of $600,000 into the project.

      There are two additional projects that the Registrant is attempting to develop. The Registrant has advanced approximately $500,000 into these projects to make option payments and to pay outside professionals. These advances are included in the Balance Sheet as Due from related parties and affiliates and investment in affiliated partnerships. Mainly, as a result of these transactions, Notes Payable have increased $1.3 million over the six month period.

      Capital resource and liquidity have always been a major impediment of the Registrant. Reputation, industry contacts and capital resources are the key elements of the real estate development business. Management has continued to explore new lenders and believes it will continue to find capital resources at higher but reasonable rates. Liquidity is worked on a daily basis through tight cash management and the Registrant believes that will be adequate. In the event that it is not, the Registrant will seek to bring a partner into one of the existing properties or an outright sale.

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

Date: 12/15/99
      ----------------------------