Form 10-Q
period 2000-01-31
FIRST HARTFORD CORP
filed 2000-03-17
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Jan. 31, 2000                       Commission File No. 0-8862

                      -----------------------------------
                           First Hartford Corporation
                          (Exact name of registrant as
                            specified in its charter)

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

                                 (860) 646-6555
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      -----------------------------------

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I. FINANCIAL INFORMATION                         PAGE

Item 1.  Financial Statements

            Consolidated Balance Sheets -
              Jan. 31, 2000 and April 30, 1999              1 & 2

            Consolidated Statements of Income (Loss)
              Nine Months Ended Jan. 31, 2000 and
              Nine Months Ended Jan. 31, 1999                3

            Consolidated Statements of Cash Flows
              Nine Months Ended Jan. 31, 2000 and
              Nine Months Ended Jan. 31, 1999               4 & 5

Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                            6

      PART II. OTHER INFORMATION

            Signatures                                        7

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       Jan. 31,       April 30,
      Assets                                             2000           1999
      ------                                           --------       ---------

Real Estate and equipment:

 Developed properties                                 $20,329,939    $ 7,379,545
 Equipment and leasehold improvements                     119,783        117,311
                                                      -----------    -----------
                                                      $20,449,722    $ 7,496,856
 Less accumulated depreciation and
  amortization                                          1,190,896        941,535
                                                      -----------    -----------
                                                      $19,258,826    $ 6,555,321
 Properties under construction and
  investment in undeveloped properties                $   -0-        $11,641,378
                                                      -----------    -----------
                                                      $19,258,826    $18,196,699

Cash                                                       11,878        106,017

Accounts receivable, less allowance
 for doubtful accounts                                     83,211         69,953

Deposits, escrows, and prepaid and
 deferred expenses                                      1,384,530      1,167,942

Due from related parties and affiliates, and
 investment in affiliated partnership                   1,935,920      1,729,140

Deferred Tax Assets                                     1,606,441      1,606,441
                                                      -----------    -----------
                                                      $24,280,806    $22,876,192
                                                      ===========    ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   Jan. 31,          April 30,
                                                     2000              1999
                                                   --------          ---------

Liabilities:

 Mortgages and notes payable
  and capital lease obligations:

  Construction loan payable                      $ 12,581,000      $ 10,161,257

  Mortgages payable                              $  7,675,677      $  7,849,778

  Notes Payable:
      Other                                         5,501,159         3,818,659
                                                 ------------      ------------
                                                 $ 25,757,836      $ 21,829,694

 Accounts payable                                   1,755,237         3,101,020
 Accrued Liabilities                                  555,776           639,001
 Due to Related Parties and affiliated
 partnerships                                       1,446,869         1,834,624
                                                 ------------      ------------
                                                 $ 29,515,718      $ 27,404,339

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                           3,322,213         3,322,213
 Capital in excess of par                           4,857,645         4,857,645
 Deficit                                          (11,346,646)      (10,639,881)
                                                 ------------      ------------
                                                 ($ 3,166,788)     ($ 2,460,023)

 Less 232,228 shares of common stock
   held in treasury, at cost                        2,068,124         2,068,124
                                                 ------------      ------------
                                                 ($ 5,234,912)     ($ 4,528,147)
                                                 ------------      ------------
                                                 $ 24,280,806      $ 22,876,192
                                                 ============      ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                            Nine Months Ended                        Three Months Ended
                                            -----------------                        ------------------
                                   January 31, 2000   January 31, 1999       January 31, 2000   January 31, 1999
                                   ----------------   ----------------       ---------------    ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                $       -0-         $   472,000          $       -0-         $  95,500
  Construction                           276,058             138,176                1,319            30,554
  Rental                               2,199,461             831,433              893,957           316,224
  Other                                  402,861             549,700              187,256            87,022
                                     -----------         -----------          -----------         ---------
                                     $ 2,878,380         $ 1,991,309          $ 1,082,532         $ 529,300
COSTS AND EXPENSES:
  Cost of Sale of Real Estate        $     -0-           $   464,005                 $-0-           $90,410
  Construction                           156,563             108,184               14,259            25,036
  Operating, selling general
    and administrative                 1,529,125           1,329,157              602,604           495,528
  Interest                             1,371,005             470,487              482,807           186,114
  Depreciation and amortization          266,667             147,343              119,432            50,109
  Real Estate Taxes                      261,785              88,324               85,776            25,251
                                     -----------         -----------          -----------         ---------
                                     $ 3,585,145           2,607,500          $ 1,304,878         $ 872,448

NET INCOME (LOSS) BEFORE
  INC. TAX                           ($ 706,765)          ($616,191)           ( 222,346)        ($343,148)
Federal Income Tax                         -0-                 -0-                  -0-               -0-
                                     -----------         -----------          -----------         ---------
NET INCOME (LOSS) AFTER
  INC. TAX                           ($ 706,765)          ($616,191)          ($ 222,346)        ($343,148)
                                     ===========         ===========          ===========         =========

INCOME (LOSS) PER SHARE                 ($ 0.23)           ($ 0.20 )            ( $ .07 )          ( $0.11)

Weighted Average Number of
  Common Shares Outstanding            3,089,985           3,089,985            3,089,985         3,089,985
                                     ===========         ===========          ===========         =========

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                January 31, 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                             9 months ended              3 months ended
 activities:                                    01/31/2000      01/31/99      01/31/2000     01/31/99
                                                ----------      --------      ----------     --------

 Net Profit (Loss)                              ($706,765)     ($616,190)     ($222,346)     ($343,147)

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation                                    255,125        141,106        114,699         47,254
  Amortization                                     11,542          6,237          4,733          2,855

  Changes in assets and liabilities:
    Increase (Decrease) in:

  Accounts & Notes Receivable                     (13,258)        62,955         82,792         56,458
  Deposits, escrows, prepaid and
     deferred expenses                           (228,130)      (259,541)        46,028       (163,764)
  Accrued liabilities                             (83,225)      (139,115)      (203,043)       (65,063)

   Decrease in:

Acct's payable                                 (1,345,783)       792,998       (313,357)       465,046
                                              -----------    -----------       --------     ----------

Net cash used in oper. activities              (2,110,494)       (11,550)      (490,494)          (361)
                                              -----------    -----------       --------     ----------

Cash flow from investing activities:


 Proceed from Sale of Real Estate                   -0-          420,665            -0-         81,150
 Purchase of equip & leasehold imp                 (8,420)       (13,635)        (1,730)          (623)

Payments for:
 Additions to properties
   under construction                          (1,308,832)    (9,113,177)      (129,111)    (3,487,138)
                                              -----------    -----------       --------     ----------
 Net Cash used in investing
   activities:                                ($1,317,252)   ($8,706,147)      (130,841)    (3,406,611)
                                              -----------    -----------       --------     ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                JANUARY 31, 1999
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                       9 months ended                  3 months ended
 activities:                               01/31/2000     01/31/1999       01/31/2000      01/31/1999
                                           ----------     ----------       ----------      ----------

Cash flows from operating activities:

 Proceeds from:
      Construction Loan                    2,419,743      11,709,646         178,548       3,725,579
      Mortgage Payable                            --       3,725,000              --       3,725,000
      Notes Payable                        1,782,500              --         457,500              --

Principal payments on:
      Construction Loan                           --      (5,375,000)             --               (
                                                                                           3,725,000)
      Mortgage Payable                      (174,099)       (505,731)        (76,978)       (117,776)
      Notes Payable                         (100,000)       (935,184)       (100,000)       (700,000)


Adv. from Related Parties and
  affiliated Parties                        (594,537)        194,615         130,324         563,890
                                          ----------      ----------      ----------      ----------
Net Cash Provided by Financing
  Activities                               3,333,607       8,813,346         589,394       3,471,693
                                          ----------      ----------      ----------      ----------
Net Increase (Decrease) in cash
  & Cash Equivalents                         (94,139)         95,649         (31,941)         64,721

Cash & Cash Equivalents
  Beginning of Year                          106,017           4,118          35,046          35,046
                                          ----------      ----------      ----------      ----------

Cash & Cash Equivalents
  End of Year                             $   11,878      $   99,767      $    3,105      $   99,767
                                          ==========      ==========      ==========      ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended January 31, 2000 produced a loss of $222,000 or (.07) per share compared to a profit of approximately $343,000 or (.11) per share for the quarter ended January 31, 1999. For the nine month period, a loss of $707,000 or (.23) per share compares to a loss of $616,000 or (.20) per share for the period ended January 31, 1999.

      For the three and nine month periods ending January 31, 2000, rental income has increased to $894,000 and $2,199,000 from $316,000 and $831,000 from the comparable period in 1999. New rentals have basically stabalized this quarter.

      The registrant is presently building a shopping center in Dover Township, New Jersey as a Joint Venture in which the Registrant has 50% ownership. The construction loan was closed in November, 1999. Substantial completion should be mid summer 2000 with the Grand Union opened for business by May of 2000.

      There are two additional projects that the Registrant is attempting to develop. The registrant has advanced approximately $750,000 into these projects to make option payments and to pay outside professionals. These advances are included in the Balance Sheet as Due from related parties and affiliates and investment in affiliated partnerships. Notes Payable have increased $1.8 million over the nine month period partly from the above and partly from the reductions in accounts payable.

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

                                             FIRST HARTFORD CORPORATION


                                             /s/ Stuart Greenwald
                                             -----------------------------------
                                             Stuart Greenwald, Treasurer
                                             Chief Financial Officer
                                             (Duly Authorized Officer, Principal
                                             Financial and Accounting Officer)

Date: 3/15/2000
      ---------