Form 10-K
period 2000-04-30
FIRST HARTFORD CORP
filed 2000-08-01
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                 Commission File No. 0-8862
    April 30, 2000                                                        ------

                           FIRST HARTFORD CORPORATION
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

          Maine                                                 01-0185800
------------------------                                   ---------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester, Connecticut             06045-1270
---------------------------------------------------------             ----------
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

                     1. Common Stock, per value $1 per share

The Company hereby indicates by checkmark whether it (1) has filed all reports required to be filed by Section 11 or 10 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

Based on the closing sales price of July 5, 2000, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $440,000.00.

Indicate by check mark whether the Company has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 3,089,985.

Total number of pages, including cover page 40.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)   General Development of Business

      First Hartford Corporation (the "Company") which was incorporated in Maine in 1909, is engaged in the purchase, development, ownership, management and sale of real estate. As used herein, the term Company shall mean and refer to First Hartford Corporation and its subsidiaries, unless the context otherwise requires.

(b)   Financial Information about Industry Segments

      The Company is engaged in the purchase, development, ownership, management and sale of real estate, therefore, segment information is not applicable.

(c)   Narrative Description of Business

      The Company is engaged in the acquisition, development and management of land and properties with the ultimate goals of selling such properties when profitable opportunities arise or obtaining rental income therefrom.

      The real estate, owned and managed by the Company through various subsidiaries, is located in Connecticut and New Jersey. Real estate is also held under option in Rhode Island and Massachusetts. Tenants are obtained through brokers and employed representatives of the Company, by means of newspaper advertisements, inquiries by potential tenants at the Company's on-site offices, and direct contacts with retail stores, banks and other potential commercial tenants.

      The real estate business of the Company is diversified in terms of geographical location, type of commercial property and form of ownership or management. The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services. For the past four years development has been exclusively on retail.

      Operation of the Company's real estate business requires construction materials and suitable land. Construction materials can be obtained from many sources, but supplies and construction are subject to strikes and delivery delays which can greatly increase the cost of a project.

      Commercial properties are available in the states where the Company is qualified to do business, but all real property, is by its nature finite and subject to fluctuations in cost and to unpredictable changes in local zoning ordinances and to restrictions on planned construction.

      All phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company's throughout the United States. The success of the Company, to a large extent, depends upon factors which may be beyond the control of management. Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy. The ability of the Company to meet its debt service obligations and to operate profitably is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants. The ability to attract tenants is dependent upon the changing character of the areas in which the Company's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas. The Company's holdings are diversified both geographically and in use and types of occupancy. The Company believes that it thereby increases stability and diminishes the affect of possible adverse economic conditions in any particular geographic or economic area, but the Company recognizes that diversification by itself will not assure protection against risk and possible loss.

      The real estate business does not experience "backlogs" as that term is generally understood, nor is it seasonal.

      To the Company's knowledge, its real estate business is not dependent upon a single customer or a few customers.

      The Company has no material patent, license, franchise or concession.

      Research and development is not a part of the Company's business.

      The Company anticipates that compliance with any applicable Federal, state or local provisions regulating discharges into the environment or otherwise relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

      At April 30, 2000, the Company employed approximately 21 persons.

(d)   Financial Information About Foreign And Domestic Operations and Export
      Sales

      The Company and its subsidiaries do not engage in operations in foreign countries. No material part of their sales or revenues is derived from customers in foreign countries.

ITEM 2. DESCRIPTION OF PROPERTY

            The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries:

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

Putnam,           Shopping      52,877 sq. ft.     Owned by a subsidiary of the
CT                Center        T. J. Maxx 50%     Registrant and part of a
                                                   Shopping Center complex.

Mt. Olive,        Shopping      94,714 sq. ft.     Owned by a subsidiary of the
New Jersey        Center        A & P 59%          Registrant.

Dover Township    Shopping      97,524 sq. ft.     50% owned by a subsidiary
New Jersey        Center        Grand Union 57%    of the Registrant. (Under
                                Dollar Tree 10%    construction.)
                                Plus Outparcels

ITEM 3. LEGAL PROCEEDINGS

Waterville Industries, Inc. v. First Hartford Corporation and Finance Authority of Maine, CV-89-311 (Kennebec County Superior Court, Maine) and 89-0209-B (United States district Court, District of Maine). Actions commenced July 10, 1989.

      These two lawsuits allege violation of environmental laws in connection with property located in Waterville, Maine. Waterville Industries is the current owner of property located in Waterville, Maine, which includes two waste treatment lagoons; the Company, through an affiliate, formerly owned the property, and the Maine Guarantee Authority, predecessor to the Financial Authority of Maine (FAME) also owned the property prior to its transfer to Waterville Industries. This lawsuit has been inactive for several years and the Company does not believe that it will be continued.

First Hartford Corporation Pension Plan & Trust, on behalf of itself, Dollar Dry Dock Bank of New York and all other similarly situated shareholders of Dollar Dry Dock Bank of New York, Plaintiff-Appellant v. United States, Defendant - Appellant No. 99-5032 (United States Court of Appeals for the Federal Circuit). This is an appeal from the United States Court of Federal Claims in 96-CV-801, Senior Judge Robert J. York. This was a suit to recover damages sustained by Dollar Dry Dock Bank of New York, ("Dollar") and its shareholders resulting from the United States abrogation and repudiation of its contractual obligations to the institution. The Federal Deposit Insurance Corporation ("FDIC") breached the Amended and Restated Assistance Agreement ("Agreement") between the FDIC and Dollar. The Agreement gave Dollar the right to treat certain identified supervisory goodwill as a regulatory asset to be amortized over eighteen years. On December 19, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). As interpreted by the FDIC, FDICIA prohibited inclusion of supervisory goodwill in calculations of a bank's regulatory capital. Within weeks after enactment of the FDICIA, the FDIC recommended that the New York State Superintendent of Banks seize Dollar and simultaneously appoint FDIC as receiver of Dollar even though Dollar's liquidity was strong and its deposit base steady. The loss incurred by the First Hartford Pension Plan & Trust was approximately $1,000,000 which was reimbursed by the Company. This suit against the FDIC was dismissed by a Federal Court on November 20, 1998, but reinstated by a Federal Appeals Court on October 19, 1999.

OTHER PROCEEDINGS

      For proceedings involving officers and directors, see Item 10(f). on page 28 .

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The last meeting of security holders was held on February 13, 1986. The Company did not solicit proxies and the Board of Directors as previously reported were re-elected in its entirety:

                                  Neil H. Ellis
                  Leonard E. Seader (Deceased August 30, 1997)
                                Stuart Greenwald

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's common stock, $1 par value, is traded over-the- counter. Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets).

      The Company has paid no cash dividends in the last five years.

      Small sales of the common stock have occurred from time to time, we believe the range to be 1/8 to 1/2.

      The number of shareholders of record for the Company's common stock as of April 30, 2000, is 929.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended April 30, 2000, 1999, 1998, 1997 and 1996

      The selected financial data set forth below for the years ended April 30, 2000, 1999, 1998, 1997 and 1996 are derived from the Company's financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in
Item 8 which are incorporated therein by reference.

                                                                 (Unaudited)     (Unaudited)     (Unaudited)
                                     2000            1999            1998            1997            1996
                                     ----            ----            ----            ----            ----
Revenues, net                   $  3,904,267    $  2,864,744    $ 26,096,474    $ 16,447,667    $  8,531,021
Net Income (Loss)                   (906,170)       (507,501)      9,160,515         480,655       2,169,856
  Weighted Average Number
  of Shares Outstanding            3,089,985       3,089,985       3,089,985       3,089,985       3,089,985

Income (loss)per Share          $       (.29)   $       (.16)   $       2.96    $        .16    $        .70
                                ============    ============    ============    ============    ============
Balance Sheet Data

Properties under Construction
  and Investment in
  Undeveloped
  Properties                              -0-   $ 11,641,378    $  2,948,678    $  1,104,498    $  5,602,287
Real Estate & Equipment Net       19,192,130       6,555,321       5,269,443      10,974,977      11,404,208

Total Assets                      25,122,992      22,876,192       9,788,054      14,415,518      21,159,309

Construction Loans, Notes,
  Mortgages Payable and
  Finance Obligations             25,729,301      21,829,694      10,147,730      20,091,162      24,692,576

Accounts Payable and Accrued
  Liabilities                      3,019,427       3,740,021       3,152,503      10,832,085      12,381,880

Shareholders' Deficit           $ (5,434,317)   $ (4,528,147)   $ (4,020,646)   $(13,181,161)   $(13,661,816)
                                ============================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The year ended April 30, 2000 produced a loss of $906,170 or (.29) per share. This result is comparable to a 1999 loss of $507,501 (.16) net of non-recurring income of $480,247, .16 per share. Rental income has increased 160% from the year ended April 30, 1999 due mostly from tenants taking occupancy of stores in our Mt. Olive shopping center. This amount will rise slightly in the next year. Expenses have risen in line with the rental income, the most obvious of which is interest. Unfortunately some interest is based upon index which have risen as the Federal Reserve has increased short term rates.

      The year ended April 30, 1998 is not easily comparable to the current period or the period ended April 30, 1999 because it contains gains from the sale of Real Estate of $12,696,700 as well as non-recurring gains of $10,610,432 from mortgage transactions. On the expense side there were costs of the settlement with the Pension Benefit Guarantee Corp. and related legal expenses, the total cost of which was approximately one million dollars. There were also substantial rental income and expenses resulting in operating losses.

Capital Resources and Liquidity

      In the recent years, the Company has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced as follows:

      Year ended 1998 Increase (Decrease)
      Loans, Notes, Mortgages, etc.                               $(9,943,000)
      Accounts Payable & Accrued Liabilities                      $  (721,000)

      Year ended 1999
      Loans, Notes, Mortgages, etc.                               $11,682,000
      Accounts Payable & Accrued Liabilities                      $   588,000

      Year ended 2000
      Loans, Notes, Mortgages, etc.                               $ 3,900,000
      Accounts Payable & Accrued Liabilities                      $  (721,000)

      For the years ended April 30, 2000 and April 30, 1999, property assets of new developments increased by $1,375,000 and $11,602,000 causing almost all of the increase in the 2000 and 1999 liabilities. To achieve the repayment of debt from prior years, virtually all of our partnership interests and most of our developed properties had been sold. The Company is currently on a path to attempt to rebuild its asset base. Shopping centers have been built in Putnam, Connecticut and Mount Olive, New Jersey. A Joint Venture (50%) shopping center is being built by the Company and is almost complete. In the year ended April 30, 2001, the Company expects to begin with two new centers. One or both will be with Joint Venture partners.

      Capital resource and liquidity have always been a major impediment of the Company. Reputation, industry contacts and capital resources are the key elements of the real estate development business. Management has continued to explore new lenders and believes we will continue to find capital resources at reasonable rates. Cash flow is managed on a daily basis through tight cash management and the Company believes that will be adequate. In the event that it is not, the Company will seek to bring a partner into one of the existing properties or an outright sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data begin on the following page.

                                    I N D E X

                                                                           Pages
                                                                           -----

Independent Auditors' Report                                                  10

Consolidated Balance Sheets - April 30, 2000 and 1999                      11-12

Consolidated Statements of Operations
   April 30, 2000, 1999 and 1998                                              13

Consolidated Statements of Shareholders' Deficit
   for the Years Ended April 30, 2000, 1999 and 1998                          14

Consolidated Statement of Cash Flows for the Years Ended
   April 30, 2000, 1999 and 1998                                           15-16

Notes to Consolidated Financial Statements                                 17-26

There are no Supplementary Data Schedules necessary.

Schedule IX Short Term Borrowings                                             36

Schedule XI Real Estate and Accumulated Depreciation                          37

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As of January 1999, the Company has engaged Kostin, Ruffkess Company, LLC as accountants. The Company has filed a Form 8-K with the Commission reflecting the engagement of accountants. There are no disagreements of any matters of accounting principles or practices or financial statement disclosure and none are contemplated.

[LOGO] [LETTERHEAD OF KOSTIN RUFFKESS & COMPANY, LLC]

To The Shareholders of
  First Hartford Corporation and Subsidiaries
Manchester, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2000 and 1999, and the results of its consolidated operations and consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
July 7, 2000

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2000 AND 1999

                                     ASSETS

                                                         2000            1999
                                                         ----            ----
Real estate and equipment:

   Developed properties                               $20,374,092    $ 7,379,545

   Equipment and leasehold improvements                   121,967        117,311
                                                      -----------    -----------
                                                       20,496,059      7,496,856
Less accumulated depreciation
  and amortization                                      1,303,929        941,535
                                                      -----------    -----------
                                                       19,192,130      6,555,321

Properties under construction and
  investment in undeveloped properties                         -0-    11,641,378
                                                      -----------    -----------

                                                       19,192,130     18,196,699

Cash                                                      146,405        106,017
Accounts and notes receivable, less allowance
   for doubtful accounts of $96,000 in 2000
   And $46,000 in 1999                                    165,189         69,953

Deposits, escrows and prepaid and
   deferred expenses                                    1,111,735      1,167,942

Due from related parties and affiliates                 2,807,533      1,729,140

Deferred Tax Assets (net of valuation
    allowance of $1,700,000 in 2000 and
    $1,606,442 in 1999)                                 1,700,000      1,606,441
                                                      -----------    -----------
                                                      $25,122,992    $22,876,192
                                                      ===========    ===========

                                   (Continued)

         The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             APRIL 30, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       2000            1999
                                                       ----            ----
Liabilities:
  Mortgages and notes payable:

      Construction Loan Payable                    $         -0-   $ 10,161,257
      Mortgages payable                              20,228,142       7,849,778
      Notes Payable - Other                           5,501,159       3,818,659
                                                   ------------    ------------
                                                     25,729,301      21,829,694

  Accounts payable                                    2,277,685       3,101,020

  Accrued liabilities                                   741,742         639,001

  Due to related parties and affiliates               1,808,581       1,834,624
                                                   ------------    ------------
                                                     30,557,309      27,404,339

Commitments and contingencies

Shareholders' deficit
  Common stock, $1 par; Authorized 6,000,000
   shares; Issued 3,322,213 shares                    3,322,213       3,322,213
  Capital in excess of par                            4,857,645       4,857,645
  Deficit                                           (11,546,051)    (10,639,881)
                                                   ------------    ------------
                                                     (3,366,193)   $ (2,460,023)
Less 232,228 shares of common
   stock held in treasury, at cost                    2,068,124       2,068,124
                                                   ------------    ------------
                                                     (5,434,317)     (4,528,147)
                                                   ------------    ------------
                                                   $ 25,122,992    $ 22,876,192
                                                   ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                                                    (Unaudited)
                                        2000            1999            1998
                                        ----            ----            ----
Revenues:

     Sale of real estate            $     28,647    $    472,000    $ 12,696,700
     Construction                        295,073         200,179         197,081
     Rental                            3,044,518       1,167,616       2,261,985
     Other                               536,029         544,702         330,276
     Non-Recurring Items                      -0-        480,247      10,610,432
                                    ------------    ------------    ------------
                                       3,904,267       2,864,744      26,096,474
                                    ------------    ------------    ------------
Cost and expenses:
     Cost of sales,
      real estate                         12,678         464,005       7,909,043
     Construction                        176,025         113,483         133,020
     Operating                         1,070,988         878,323       2,398,474
     Interest                          1,881,884         761,440       1,254,142
     Depreciation and
      amortization                       388,703         204,655         425,775
     Selling, general and
      administrative                     984,569         926,523       1,029,945
     Property taxes                      389,149         109 458          71,510
                                    ------------    ------------    ------------

                                       4,903,996       3,457,887      13,221,909
                                    ------------    ------------    ------------

Income (loss) before income
  taxes provision (benefit)             (999,729)       (593,143)     12,874,565
Income taxes provision
  (benefit)                              (93,559)        (85,642)      3,714,050
                                    ------------    ------------    ------------

Net income (loss)                       (906,170)   $   (507,501)   $  9,160,515
                                    ============    ============    ============

Basic Earning per share             $       (.29)   $      (0.16)   $       2.96
                                    ============    ============    ============

Weighted average number of
  shares outstanding                   3,089,985       3,089,985       3,089,985
                                    ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                                        Capital
                                                       in excess                      Treasury
                                      Common stock      of par        Deficit           stock           Total
                                      ------------   ------------   ------------    ------------    ------------
Balance, April 30, 1997 (Unaudited)      3,322,213      4,857,645    (19,292,895)     (2,068,124)    (13,181,161)

Net Income, as restated for 1998                --             --      9,160,515              --       9,160,515
                                      ------------   ------------   ------------    ------------    ------------

Balance, April 30, 1998 (Unaudited)      3,322,213      4,857,645    (10,132,380)     (2,068,124)     (4,020,646)

Net Loss                                        --             --       (507,501)             --        (507,501)
                                      ------------   ------------   ------------    ------------    ------------

Balance, April 30, 1999                  3,322,213      4,857,645    (10,639,881)     (2,068,124)     (4,528,147)
                                      ------------   ------------   ------------    ------------    ------------

Net Loss                                        -0-            -0-      (906,170)             -0-       (906,170)
                                      ------------   ------------   ------------    ------------    ------------

Balance, April 30, 2000               $  3,322,213   $  4,857,645   $(11,546,051)   $ (2,068,124)   $ (5,434,317)
                                      ============   ============   ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                                                                   (Unaudited)
                                                       2000            1999            1998
                                                       ----            ----            ----
Cash flows from operating activities:

  Net income (loss)                               $   (906,170)   $   (507,501)   $  9,160,515

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation                                     367,394         193,595         421,302
      Amortization                                      21,309          11,060           4,473
      Deferred tax asset                               (93,559)          4,250       3,569,081
      Forgiveness of accounts payable                       -0-       (480,247)             -0-

      (Increase) decrease in:
      Accounts receivable, net                         (95,236)         74,162          10,672
      Deposits, escrows, prepaid  and
        deferred expenses                               34,898        (421,063)         50,853
      Increase (decrease) in:
      Accrued liabilities                              102,741        (231,831)     (7,409,189)

      Accounts payable                                (823,335)      1,299,596        (270,393)
                                                  ------------    ------------    ------------

  Net cash provided by (used in)
    operating activities                            (1,391,958)        (57,979)      5,537,314
                                                  ------------    ------------    ------------

Cash flows from investing activities:

  Purchases of equipment and leasehold
    improvements                                        (9,656)        (22,410)        (65,196)

  Proceeds from sale of real estate net
    of selling expenses                                     -0-        420,664       7,562,594

    Additions to developed properties               (1,353,169)    (12,139,833)     (2,289,509)
                                                  ------------    ------------    ------------

  Net cash provided by (used in)
    investing activities:                         $ (1,362,825)   $(11,741,579)   $  5,207,889
                                                  ------------    ------------    ------------

         The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                                                                (Unaudited)
                                                    2000            1999            1998
                                                    ----            ----            ----
Cash flows from financing activities:

  Proceeds from:

    Construction Loan Payable                  $  2,438,743    $ 13,960,332    $  1,575,925
    Mortgage Payable                             12,600,000       3,725,000              -0-
    Notes payable                                 1,782,500         900,000         819,046

  Principal payments on:

    Construction loans payable                  (12,600,000)     (5,375,000)             -0-
    Mortgages payable                              (221,636)       (593,185)    (11,748,199)
    Notes payable                                  (100,000)       (935,183)     (1,258,862)
    Proceeds from notes payable                          -0-             -0-        668,659

  Advances to/from related parties and
    affiliated partnerships                      (1,104,436)        219,493      (1,013,802)
                                               ------------    ------------    ------------
  Net cash provided by (used in )
    financing activities                          2,795,171      11,901,457     (10,957,233)
                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                        40,388         101,899        (212,030)

Cash and cash equivalents, beginning of year        106,017           4,118         216,148
                                               ------------    ------------    ------------
Cash and cash equivalents, end of year              146,405    $    106,017    $      4,118
                                               ============    ============    ============

Supplemental data:

Cash paid during the year for interest            1,784,459    $    720,090    $    477,144
                                               ============    ============    ============

Cash paid during the year for taxes            $     72,243    $    126,370    $    114,388
                                               ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

1. Summary of Significant accounting policies:

      Description of business:

      First Hartford Corporation (the Company) was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate. The Company extends credit to companies/tenants throughout the United States.

      Principles of consolidation:

      The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, including partnerships in which the Company is a majority owner. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale). The Company records its investment in partnerships in which it is not a majority owner on the equity method.

      Financial Statement Presentation:

      Because the Company is engaged in the development and sale of real estate in various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

      Statements of Cash Flows:

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

1. Summary of significant accounting policies (continued):

   Real Estate and Equipment (continued):

      Properties under construction amounted to $-0- and $11,641,378 at April 30, 2000 and 1999.

      Following accounting practices of the real estate industry, interest and property taxes are capitalized for those projects which have a current development plan. In addition, properties under construction include revenue and operating expenses through substantial completion of the property. When property is substantially completed, the costs of property constructed for the Company's own use are transferred to developed properties and depreciation commences. Interest incurred at April 30, 2000 was $2,017,346 of which $135,462 was capitalized. Interest incurred at April 30, 1999 was $1,176,751 of which $415,311 was capitalized. Interest incurred at April 30, 1998 was $1,374,572 of which $120,430 was capitalized. Property Taxes capitalized at April 30, 1999 and 1998 was $44,539 and $-0- respectively.

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

      The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts. Income or loss resulting from the disposal of properties and equipment is included in the consolidated statements of operations.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

1. Summary of significant accounting policies (continued):

      Revenue recognition:

      Since the Registrant is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Registrant provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the years ended April 30, 2000, 1999 and 1998.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

      Off Balance Sheet Risk

      During the years ended April 30, 2000 and 1999, the Company had an amount in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate greatly during the year and can exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

2.  Construction loans, mortgages, and notes payable:
                                                       2000              1999
                                                       ----              ----
    Construction Loans and
     Mortgage notes ranging from 6.625%
     to 8.875%.  Maturities are at
     various dates through 2028.
     The loans are secured by the
     respective real estate and
     guaranteed by the President of
     the Company.                                   $20,228,142      $18,011,035

    Notes payable, at interest rates
     of 1% to 1 1/2% over the prevailing
     prime rate and fixed rate of
     6% maturing at various dates or
     demand. The loans are unsecured
     and guaranteed by the President
     of the Company.                                  5,501,159        3,818,659
                                                    -----------      -----------
                                                    $25,729,301      $21,829,694
                                                    ===========      ===========

      Aggregate principal payments due on the above debt during the next five years are as follows:

                   Year Ended April 30
                   -------------------
                           2001             $ 1,972,816
                           2002                 458,747
                           2003                 489,159
                           2004                 522,174
                           2005                 558,016

      Included in notes payable are $2,250,000 of non-interest bearing notes to an affiliate with no certain date of payment.

3. Pledge of stock of subsidiaries:

      During the past ten years the Company has not been able to obtain financing (secured or unsecured) without the personal guarantees of Neil Ellis, the president of the Company. To some degree, the Registrant recently has been able to obtain financing without that guarantee but it continues to be a necessary component to most loans. In the past, we have disclosed stock pledges of subsidiaries to protect Mr. Ellis from personal losses due to his guarantees. These pledges will stay in place until his guarantees are eliminated.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

4. Related party transactions:

    Amounts included in revenue resulting from transactions with companies affiliated by common ownership and/or management are as follows:

                                              2000           1999           1998

Rental Income                                   --             --         72,000
Management and
 service fees                              376,726        351,485         49,247
Maintenance/Repairs                         14,806         13,555             --
Interest income                             28,160         28,160         28,152
Construction Income                        116,640             --             --
                                         ---------      ---------      ---------

                                         $ 536,332      $ 393,200      $ 149,399
                                         =========      =========      =========

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

5. Accrued liabilities:

                                                 2000             1999
Accrued:
 Federal income taxes                        $ 42,950           54,950
 Taxes-other                                  170,883          188,494
 Interest                                     365,098          270,978
 Other                                        162,811          124,579
                                             --------         --------

                                             $741,742         $639,001
                                             ========         ========

              FIRST HARTFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

6. Non-Recurring Items:

Income from non-recurring items are as follows:

                                   2000           1999                1998
Gains on purchase of
 mortgage                              --               --           9,643,397
Forgiveness of debt                    --               --             967,035
Forgiveness of
 accts payable                         --          480,247                 --
                                  -------      -----------         -----------
                                  $    -0-     $   480,247         $10,610,432
                                  =======      ===========         ===========

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

8. Commitment and Contingencies:

      In August of 1999 the Company entered into a Joint Development and Ownership Agreement for a shopping center anchored by a Grand Union Supermarket in Dover Township, New Jersey. The Company was responsible for the supermarket lease, arrangement of a suitable construction loan and a not to exceed budget for construction cost. While funds were advanced until the construction loan was in place, reimbursements were received after loan closings (Nov. 99) or shortly thereafter. It is not expected at this time that we will exceed the budget.

      While the Company will have a minimal investment in the center it will have a 50% interest after a $1.5 million preferred distribution (limited to $150,000 yearly from operations) to the other member.

      The Company is proposing a shopping center in Cranston, Rhode Island, in which the Company will have a 25% interest after a third party equity investor is identified. The loan for this center is expected to be in place at the end of August, 2000. The Company has $600,000 invested at April 30, which is accounted for as a receivable from an affiliate, which the Company may or may not get back at closing.

      Another project in Massachusetts will be 100% owned. At April 30, 2000 $411,000 is invested in that site.

9. Going concern:

      Since the 1992 - 1994 period when the deficit in equity exceeded $23,000,000, the Company has achieved substantial improvements that have reduced the deficit to approximately $5,400,000. The improvements were a result of selling properties and partnership interests. On a short term basis, it is unrealistic to expect that the Company can continue to generate sales of any magnitude on its existing asset base. Unless cash flow can be generated from other services, conditions raise doubt about the Company's ability to continue as a going concern and meet its obligations as they become due.

      Management is continuing to explore new lenders and refinancing of outstanding debt and to rebuild its asset basis through new development projects.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

10. Subsequent events

      On May 18, 2000, the Company borrowed $1,575,000 from an affiliated company owned by Neil Ellis and his wife. These funds which were borrowed by the lending company at prime plus 1% and then borrowed by Putnam Parkade, Inc. with interest at the same rate. As an added incentive to make this type of loan, the lending company is to receive 95% of the operation cash flow of the Putnam Parkade, as well as 95% of any net proceeds from the sale of the property (not to include one undeveloped outparcel).

11. Accounting Change

      In the year ended April 30, 1999, the Company retroactively applied SFAS 109 (See Note 12) to the beginning of fiscal year 1997. The adoption of SFAS 109 resulted in the recognition of $3,958,432 of net deferred tax assets. The effect on net income for 1997 was an increase of $1,221,390 while for 1998, the adoption decreased net income by $3,569,081.

12. Income Taxes

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited)

12. Income Taxes (Cont.)

      The income tax provision (benefit) comprised is the following:

                                           2000           1999           1998
Current provision (benefit)          $        -0-    $   (89,892)    $   144,969
Deferred                                 (93,559)          4,250       3,569,081
                                     -----------     -----------     -----------

                                     $   (93,559)    $   (85,642)    $ 3,714,050
                                     ===========     ===========     ===========

      The components of the net deferred tax asset the following:

                                         2000            1999
Tax effect of net operating
     loss carryforwards              $ 3,400,000     $ 3,212,883
Valuation allowance                   (1,700,000)     (1,606,442)
                                     -----------     -----------
                                     $(1,700,000)    $ 1,606,441
                                     ===========     ===========

      The Company has set up an allowance of fifty percent (50%) against the deferred tax asset since the likelihood of realization cannot be determined.

      The difference in the statutory tax rate of 34% and the Company's effective tax rate of 10% is due to the increases in the operating loss carryforwards offset against expiring net operating loss carryforwards.

      At April 30, 2000, the Company has net operating loss carryforwards of approximately $10,700,000. Approximately $4,700,000 expire in 2004, $1,200,000 expire in 2007, $3,600,000 expire in 2012 and $1,200,000 in 2014.

13. Leases

      The Company leases commercial real estate under various operating leases expiring in various years through 2019. The real estate available for lease have a carrying value of $19,168,985 and accumulated depreciation of $1,205,107.

      Minimum future rentals to be received on non-cancellable leases as of April 30, 2000 for each of the next five years are as follows:

             2001              $2,586,546
             2002              $2,434,926
             2003              $2,400,625
             2004              $2,366,159
             2005              $2,307,437

           FIRST HARTFORD CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited

14. Investments

      The Company has performed services for a partnership in exchange for a one percent general partner interest. The Partnership owns a strip shopping center in Lubbock, Texas.

      The Company is contingently liable for the satisfaction of all liabilities of the Partnership. Summarized unaudited financial data for the Partnership as of April 30, 1999 and 1998 is as follows:

                                    2000            1999              1998
                                 (Unaudited)     (Unaudited)       (Unaudited)

Assets                          $ 5,070,768       $ 5,235,522       $ 4,264,035
                                ===========       ===========       ===========

Liabilities                     $ 7,783,654       $ 8,011,223       $ 7,038,134
Partners' capital                (2,712,886)       (2,775,701)       (2,774,099
                                -----------       -----------       -----------
                                $ 5,070,768       $ 5,235,522       $ 4,264,035
                                ===========       ===========       ===========

Revenues                        $ 1,221,098       $ 1,233,758       $ 1,223,868
Expenses                         (1,158,384)       (1,236,360)       (1,094,493)
                                -----------       -----------       -----------

Net Income                      $    62,714       ($    2,602)      $   129,375
                                ===========       ===========       ===========

      The Company has entered into two joint ventures in which it has a 50% interest. The Company is contingently liable for the satisfaction of all liabilities for the joint ventures. Summarized financial data for the joint ventures as of April 30, 2000 is as follows:

                                          Dover, NJ         Cranston, RI
                                         ----------         ------------

Assets                                   $7,991,784         $1,037,120
                                         ==========         ==========

Liabilities                              $7,991,784         $  665,485
Member's Capital                         $       --         $  371,635
                                         ----------         ----------

                                         $7,991,784         $1,037,120
                                         ==========         ==========

              FIRST HARTFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

(Information with Respect to the Years Ending April 30, 1998 in every page of notes is unaudited

15. Fair Value of Financial Instruments:

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

      Cash and other current assets are carried in the accompanying balance sheet at cost, which is a reasonable estimate for their fair value. Accounts payable, notes payable and accrued expenses are also carried at cost, which is a reasonable estimate of their fair value.

                                      Carrying     Estimated
                                       Amount     Fair Value

Assets:
     Cash                            $  146,405   $  146,405
     Accounts and notes
       receivable                       165,189      165,189
     Deposits, escrows and prepaid
       and deferred expenses          1,111,735    1,111,735

Liabilities:
      Accounts payable               $2,277,685   $2,277,685
      Accrued expenses                  741,742      741,742

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE Company

(a) Identification of Directors

    The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

  Name                 Age         Position            Period of Service

Neil H. Ellis           72         President            l966 - Present

Stuart I. Greenwald     58     Treasurer/Secretary      1980 - Present

David B. Harding        55         Director             1992 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b) Identification of Executive Officers

      The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

  Name                 Age         Position            Period of Service

Neil H. Ellis           72         President            1968 - Present

Stuart I. Greenwald     58     Treasurer/Secretary      1978 - Present

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

            Mr. Ellis has been President of the Company for more than five years. He is also President and director of Green Manor Corporation, a holding company, owned by him and his wife.

            Mr. Greenwald has been Treasurer of the Company for more than five years and also holds the position of Secretary. He is also Secretary/Treasurer of First Hartford Realty Corporation, a subsidiary of the Company, which position he has held for more than five years.

            Mr. Harding has been the President of Richmond Realty, LLC a Real Estate Management Company since January, 1996. Richmond manages certain properties of the Company as well as properties of others. Prior to that, he had worked for the Company in the area of finance for three years.

      2. Directorships

            No directors hold any other directorships, except directorships in subsidiaries of the Company and the aforementioned Green Manor Corporation and Richmond Realty, LLC.

(f)  Involvement in Certain Legal Proceedings

      No director or executive officer has been involved in any of the following legal proceedings except as noted:

      1. No director or executive officer has been involved in any criminal proceedings in the last five years.

      2. Temporary or permanent injunctions concerning securities dealings or business practices, except for SEC v. First Hartford Corporation Civil Action No. 89-3156-NHJ (D.DC. 1989) in which the Company consented to entry of Final Judgment of Permanent Injunction requiring the Company to file its periodic reports with the SEC on a timely basis, specifically, its Annual Report on form 10-K for its fiscal year ended April 30, 1989 and its Quarterly Reports on form 10-Q within 120 days from entry of the Judgment on November 30, 1989.

      3. Orders, judgments or decrees of State or Federal authority barring, suspending or otherwise limiting any securities dealing or business practices or barring association with persons engaged in such activities, except for the action described in 3. above.

      4. Any findings in a civil action or by the SEC that such person violated any Federal or State securities law, except for the action described in 3. above.

ITEM 11. REMUNERATION

      There is set forth below information relating to all direct remuneration paid by the Company during the year ended April 30, 2000 to each director and each executive officer of the Company whose aggregate remuneration totaled $60,000 and to all directors and officers of the Company as a group.


Name or Number of Persons                                                                   Other
  in Group and Capacity                                                      Salary     Compensation(1)
-------------------------                                                    ------     ---------------

    Neil H. Ellis, President                                                $125,008
    Stuart Greenwald, Treasurer                                             $ 82,493

(1) To assist management of the Company in carrying out its responsibility and to improve job performance, the Company provides certain of its officers with automobiles. The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles. However, after reasonable inquiry, the Company has concluded that the amount of any such personal benefit is immaterial and does not in any event exceed $10,000 as to all officers. No provision has therefore been made for any such benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

      The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding shares of common stock:

  Title           Name & Address of       Amount and Nature
   of             Beneficial Owner or      of Beneficial         Percent
  Class           Identity of Group         Ownerships           of Class
  -----           -------------------     -----------------      --------

Common Stock        Neil H. Ellis            1,324,387 (l)         42.9%
                    43 Butternut Road
                    Manchester, CT 06040

      (l) Includes 416,483 shares owned by a corporation which is wholly owned by Mr. & Mrs. Ellis; 17,693 shares owned beneficially and of record by Mr. Ellis' wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership. Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(b) Security Ownership of Management

      The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and directors and officers of the Company as a group:

  Title           Name & Address of       Amount and Nature
   of             Beneficial Owner or      of Beneficial         Percent
  Class           Identity of Group         Ownerships           of Class
  -----           -------------------     -----------------      --------

Common              Neil H. Ellis            1,324,387 (l)         42.9%
                    43 Butternut Road
                    Manchester, CT 06040

Common              All Directors            1,324,387 (l)         42.9%
                    and Officers
                    as a Group
                    (3 in number)

(c) Changes in Control

      The Company is aware of no arrangements which may result at a subsequent date in change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

      Since the filing of the Petition for Reorganization in February of 1981, and due to the uncertainty surrounding the financial stability of the Company, lenders, required by the Company to finance the purchase and development of real estate, have required the personal guarantee of Neil H. Ellis, President and Director of the Company, on any loans that they make. As consideration for this personal guarantee, the Company has proceeded in its real estate development by one of two methods. The first method involves having the loans made to a corporation owned directly by Mr. Ellis. Mr. Ellis then grants to the Company a free option to purchase the stock of the corporation to which the loans have been made, at the lower of cost or market value. Unless the transaction is beneficial to the Company, it need not exercise the option. The second method involves lending the money directly to the subsidiaries of the Company which develop the property, and pledging to Mr. Ellis the stock of the subsidiaries until such time as the guaranteed loans are satisfied.

      The Company and its subsidiaries have received from or made cash advances to other companies which are owned or controlled by Neil Ellis, President of the Company. The Company has also purchased from or sold property to, as well as performed services for these companies.

(b) Certain Business Relationships

      Refer to (a) above.

(c) Indebtedness of Management

      There is none.

(d) Transactions with Promoters

      There are none.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

                                                                           Pages
                                                                           -----
(a)(1)  The following financial statements are
        included in Part II, Item 8:

        Financial Statements:

       Report of Independent Auditor                                          10

       Consolidated Balance Sheets - April 30, 2000
          and 1999                                                         11-12

       Consolidated Statements of Operations -
          Years Ended April 30, 2000, 1999 and 1998                           13

       Consolidated Statements of Shareholders'
          Deficit for the years Ended April 30, 2000,
          1999 and 1998                                                       14

       Consolidated Statement of Cash Flows for the
       years ended April 30, 2000, 1999 and 1998                           15-16

       Notes to Consolidated Financial Statements                          17-26

 (2) The following financial statement schedules for the year ended April 30, 2000 are submitted herewith:

       Schedule IX - Short Term Borrowings                                    36

       Schedule XI - Real Estate and Accumulated
                     Depreciation                                             37

            All other schedules are omitted because they are not required, not applicable, or the information is otherwise shown in the financial statements or notes thereto.

(b) Reports on Form 8-K:

      A report on Form 8-K dated January 22, 1991 was filed by the Company reporting the bankruptcy filing of the Company's former Accountants, Laventhol and Horwath. A report on Form 8-K dated August 4,1999 was filed by the Company appointing Kostin, Ruffkess & Company, LLC as new accountants.

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

Dated: July 31, 2000


                                 FIRST HARTFORD CORPORATION


                                 By: /s/ Neil H. Ellis
                                     ------------------------------
                                       Neil H. Ellis
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


July 31, 2000                            /s/ Neil H. Ellis
                                         --------------------------------------
                                         Neil H. Ellis
                                         Principal Executive Officer
                                         President and Director


July 31, 2000                           /s/ Stuart I. Greenwald
                                        ---------------------------------------
                                        Stuart I. Greenwald
                                        Principal Financial Officer
                                        Principal Accounting Officer
                                        Secretary, Treasurer and Director

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                 YEARS ENDED APRIL 30, 2000, 1999, 1998 AND 1997


                                               Weighted           Maximum Amount      Average Amount      Weighted Average
                               Balance          Average             Outstanding         Outstanding         Interest Rate
Category of Aggregate           End of          Interest            During the          During the           During the
Short-Term Borrowings(1)        Period            Rate                 Period            Period(2)            Period(3)
----------------------         --------         --------             ----------          ----------          ----------

Year Ended April 30, 2000

     Banks                    $ 2,582,500        10.01%             $15,182,500         $12,038,128              8.8%

Year Ended April 30, 1999

     Banks                    $11,061,257         8.45%             $11,061,257         $ 7,517,698              8.5%

Year Ended April 30, 1998

     Banks                    $ 2,448,756           10%             $ 2,448,756         $ 1,051,097             10%

Year Ended April 30, 1997

     Banks                    $   150,000         9.77%             $   785,000         $ 2,531,134              9.47%

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

                   First Hartford Corporation and Subsidiaries
                                   Schedule XI
                    Real Estate and Accumulated Depreciation
                                 April 30, 2000


                                                                                 Initial
                                          Encumbrances                       Cost To Company
                                    -----------------------               ---------------------
                                                                                                Bldgs
                                    Constr.          Mortgage, Notes                             and
Statement                            Loans               Payable          Land                   Imp.
                                     -----           ---------------      ----                  ----
Developed Properties
--------------------

Shopping Ctr
 Connecticut                            -0-          7,835,045             582,000          6,902,672
                                -----------        -----------         -----------        -----------

                                                     7,835,045             582,000          6,902,672

Shopping Center - NJ                    -0-        $13,090,594         $ 1,992,417        $10,897,003
                                -----------        -----------         -----------        -----------
                                                    13,090,594           1,992,417         10,897,003
                                                   -----------         -----------        -----------
                                        -0-        $20,925,639         $ 2,574,417        $17,799,675
                                ===========        ===========         ===========        ===========


                                              Gross Amount at Which
                                           Carried at Close of Period
                                        --------------------------------
                                                                                                                          Life On
                                                                                                                        Which Depr.
                                                        Bldgs.                                                          In Latest
                                                         and                                 Accum.        Date of      Income
                                     Land                Imp.               Total             Depr.        Constr.      Is Computed
                                     -----              -----            --------         -----------      -------      -----------
Shopping Ctr
 Connecticut                        582,000          6,902,672           7,484,672          1,022,872       1990-1998      40 Years
                                -----------        -----------         -----------        -----------       ---------      --------
                                    582,000          6,902,672           7,484,672          1,022,872              --            --

Shopping Center - NJ            $ 1,992,417        $10,897,003         $12,889,420        $   182,235       1998-1999      40 Years
                                -----------        -----------         -----------        -----------
                                  1,992,417         10,897,003          12,889,420            182,235
                                -----------        -----------         -----------        -----------
                                $ 2,574,417        $17,799,675         $20,374,092        $ 1,205,107
                                ===========        ===========         ===========        ===========
