Form 10-Q
period 2000-07-31
FIRST HARTFORD CORP
filed 2000-09-14
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2000                       Commission File No. 0-8862

                  --------------------------------------------

                           First Hartford Corporation
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

        Maine                                                     01-0185800
------------------------                                     -------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

149 Colonial Road, Manchester, Connecticut                              06040
------------------------------------------                           -----------
(Address of principal executive offices)                             (Zip Code)

                                  (860) 646-6555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                  --------------------------------------------

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

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I. FINANCIAL INFORMATION                                         PAGE
              ---------------------                                         ----

Item 1. Financial Statements

         Independent Auditor's Review Letter                                 1

         Consolidated Balance Sheets -
           July 31, 2000 and April 30, 2000                                2 & 3

         Consolidated Statements of Income (Loss)
           Three Months Ended July 31, 2000 and
           Three Months Ended July 31, 1999                                  4

         Consolidated Statements of Cash Flows
           Three Months Ended July 31, 2000 and
           Three Months Ended July, 31, 1999                               5 & 6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                     8

      PART II. OTHER INFORMATION

         Signatures                                                          9

                [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of July 31, 2000, and the related consolidated statements of operations, and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
September 12, 2000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         Assets                                         July 31,      April 30,
         ------                                          2000           2000
                                                      -----------    -----------

Real Estate and equipment:

 Developed properties                                 $20,371,874    $20,374,092

 Equipment and leasehold improvements                     121,967        121,967
                                                      -----------    -----------
                                                       20,493,841     20,496,059

 Less accumulated depreciation and
  amortization                                          1,418,834      1,303,929
                                                      -----------    -----------
                                                       19,075,007     19,192,130
 Properties under construction and
  investment in undeveloped properties                     70,115            -0-
  and investments                                     -----------    -----------
                                                       19,145,122     19,192,130

Cash                                                      272,387        146,405

Accounts receivable, less allowance
 for doubtful accounts                                    227,417        165,189

Deposits, escrows, and prepaid and
 deferred expenses                                      1,527,374      1,111,735

Due from related parties and affiliates, and
 investment in affiliated partnership                   3,326,347      2,807,533

Deferred Tax Assets                                     1,700,000      1,700,000
                                                      -----------    -----------
                                                      $26,198,647    $25,122,992
                                                      ===========    ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   July 31,         April 30,
                                                     2000              2000
                                                 ------------      ------------

Liabilities:

 Mortgages, notes payable
  and capital lease obligations:

  Construction loan payable                      $    419,545      $         -0-

  Mortgages payable                                21,735,889        20,228,142

  Notes Payable:
    Other                                           5,341,159         5,501,159
                                                 ------------      ------------
                                                   27,496,593        25,729,301

 Accounts payable                                   1,700,798         2,277,685
 Accrued Liabilities                                  821,907           741,742
 Due to Related Parties and affiliated
 partnerships                                       1,794,739         1,808,581
                                                 ------------      ------------
                                                   31,814,037        30,557,309

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                           3,322,213         3,322,213
 Capital in excess of par                           4,857,645         4,857,645
 Deficit                                          (11,727,124)      (11,546,051)
                                                 ------------      ------------
                                                   (3,547,266)       (3,366,193)

 Less 232,228 shares of common stock
   held in treasury, at cost                        2,068,124         2,068,124
                                                 ------------      ------------
                                                   (5,615,390)       (5,434,317)
                                                 ------------      ------------
                                                 $ 26,198,647      $ 25,122,992
                                                 ============      ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                 July 31, 2000    July 31, 1999
                                                 -------------    -------------

Revenues, Including Related
 Party Respectively:
   Sale of Real Estate                            $   148,367       $        --
   Construction                                        63,761            79,743
   Rental                                             975,785           553,511
   Other                                               45,962            31,757
                                                  -----------       -----------
                                                    1,233,875           665,011
Costs and Expenses:

  Cost of Sales Real Estate                            25,356                --
  Construction                                         38,928            35,636
  Operating, selling, general
   and administrative                                 446,182           411,320
  Interest                                            536,247           413,571
  Depreciation and amortization                       120,811            73,213
  Real estate taxes                                   247,424            27,920
                                                  -----------       -----------

                                                    1,414,948           961,660
                                                  -----------       -----------

Net Income Gain (Loss)                            $  (181,073)      $  (296,649)
                                                  ===========       ===========

Income Per Share                                  $     (0.06)      $     (0.10)
                                                  ===========       ===========

Weighted Average Number of Common
  Shares Outstanding                                3,089,985         3,089,985
                                                  ===========       ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JULY 31, 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                         3 months ended  3 months ended
 activities:                                       July 31, 2000   July 31, 1999
                                                   -------------   -------------

 Net Profit (Loss)                                  $  (181,073)    $  (296,649)
 Adjustments to reconcile net loss
  to net cash used in operating activities:

    Depreciation                                        114,820          70,450
    Amortization                                          5,991           2,763

    Changes in assets and liabilities:
      Increase in:

            Accounts and Notes Receivable               (62,228)          1,892
            Deposits, escrows, prepaid and
            deferred expenses                          (421,630)       (255,756)
            Accrued liabilities                          80,165          44,764

Decrease in:

Accounts payable                                       (576,887)       (723,091)
                                                    -----------     -----------

Net cash used in operating activities                (1,040,842)     (1,155,627)
                                                    -----------     -----------
Cash flows from investing activities:

  Purchase of Investments                               (26,244)
  Purchase of Equipment                                      --          (4,295)

Payments for:

  Additions to Properties under
   construction                                         (67,812)       (876,136)
                                                    -----------     -----------

Net Cash used in investing activities               $   (94,056)    $  (880,431)
                                                    -----------     -----------

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                  JULY 31, 2000

Cash flows from financing                         3 months ended  3 months ended
 activities:                                       July 31, 2000   July 31, 1999
                                                   -------------   -------------
  Proceeds from:

           Construction Loans                      $   419,545      $ 1,864,601
           Mortgage Payable                          1,575,000
           Notes Payable                               500,000          350,000

 Principal payments on:

   Mortgages payable                                   (67,253)         (49,590)

   Notes payable                                      (660,000)              --

 Repayment to related parties and
  affiliated partnerships                             (506,412)        (197,626)
                                                   -----------      -----------

 Net Cash provided by financing
  activities                                         1,260,880        1,967,385

Net increase (decrease) in cash
 and cash equivalents                                  125,982          (68,673)

Cash and cash equivalents, beginning
 of year                                               146,405          106,017
                                                   -----------      -----------

Cash and cash equivalents,
 end of year                                       $   272,387      $    37,344
                                                   ===========      ===========

Summary of Significant Account Policies:

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

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended July 31, 2000 and 1999 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended July 31, 2000 produced a loss of $181,073 or (.06) per share compared to a loss of $296,649 (.10) per share for the quarter ended July 31, 1999.

      Rental income has increased to $975,785 from $553,511 due to new rentals at our shopping centers in Putnam, Connecticut and Mt. Olive, New Jersey. The increase in real estate taxes to 247,424 from 27,920 is a result of full assessment of new rental properties most of which have been passed through to tenants and are included in rental income.

      In the quarter ended July 31, 2000 total debt increased approximately $1,250,000 while investment in projects through partnerships increased approximately $500,000 and escrows increased $400,000.

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


                                           FIRST HARTFORD CORPORATION


                                           /s/ Stuart Greenwald
                                           -------------------------------------
                                           Stuart Greenwald
                                           Treasurer
                                           Chief Financial Officer
                                           (Duly Authorized Officer,
                                           Principal Financial and
                                           Accounting Officer)


      Date: 9/13/00
            ------------------