Form 10-Q
period 2000-10-31
FIRST HARTFORD CORP
filed 2000-12-14
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2000                    Commission File No. 0-8862

                         ------------------------------

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

                         ------------------------------

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

            Consolidated Balance Sheets -
              October 31, 2000 and April 30, 2000                          2 & 3

            Consolidated Statements of Operations
              Six Months Ended October 31, 2000 and 1999
              Three Months Ended October 31, 2000 and 1999                   4

            Consolidated Statements of Cash Flows
              Six Months Ended October 31, 2000 and 1999
              Three Months Ended October 31, 2000 and 1999                 5 & 6

            Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations           8 & 9

     PART II. OTHER INFORMATION

            Signatures                                                       10

                 [LETTERHEAD OF KOSTIN RUFFKESS & COMPANY, LLC]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                        INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of October 31, 2000, and the related consolidated statements of operations, and cash flows for the three months and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Kostin Ruffkess & Company, LLC

West Hartford, Connecticut
December 12, 2000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

            Assets                                     Oct. 31,      April 30,
                                                         2000          2000
                                                     -----------    -----------

Real Estate and equipment:

 Developed properties                                $20,377,865    $20,374,092

 Equipment and leasehold improvements                    123,374        121,967
                                                     -----------    -----------
                                                      20,501,239     20,496,059

 Less accumulated depreciation and
  amortization                                         1,533,740      1,303,929
                                                     -----------    -----------
                                                      18,967,499     19,192,130
 Properties under construction and
  investment in undeveloped properties                   136,374             -0-
                                                     -----------    -----------
                                                      19,103,873     19,192,130

Cash                                                       1,773        146,405

Accounts receivable, less
 allowance for doubtful accounts                         182,391        165,189

Deposits, escrows, and prepaid and
 deferred expenses                                     1,419,516      1,111,735

Due from related parties and affiliates, and
 investment in affiliated partnership                  3,374,494      2,807,533

Deferred Tax Assets                                    1,700,000      1,700,000
                                                     -----------    -----------

                                                     $25,782,047    $25,122,992
                                                     ===========    ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   Oct. 31,          April 30,
                                                     2000               2000
                                                 ------------      ------------

Liabilities:

 Mortgages and notes payable

  Construction loan payable                      $    419,545      $         -0-

  Mortgages payable                                21,655,147        20,228,142

  Notes Payable:
    Other                                           5,291,158         5,501,159
                                                 ------------      ------------
                                                   27,365,850        25,729,301

 Accounts payable                                   1,710,389         2,277,685
 Accrued Liabilities                                  801,626           741,742
 Due to Related Parties and affiliated
 partnerships                                       1,828,091         1,808,581
                                                 ------------      ------------
                                                   31,705,956        30,557,309

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                           3,322,213         3,322,213
 Capital in excess of par                           4,857,645         4,857,645
 Deficit                                          (12,035,643)      (11,546,051)
                                                 ------------      ------------
                                                   (3,855,785)       (3,366,193)

 Less 232,228 shares of common stock
   held in treasury, at cost                        2,068,124         2,068,124
                                                 ------------      ------------
                                                   (5,923,909)       (5,434,317)
                                                 ------------      ------------
                                                 $ 25,782,047      $ 25,122,992
                                                 ============      ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Months Ended                      Three Months Ended
                                                 ----------------                      ------------------
                                      October 31, 2000     October 31, 1999    October 31, 2000     October 31, 1999
                                      ----------------     ----------------    ----------------     ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                   $   148,367          $        --          $        --          $        --
  Construction                              109,310              274,739               45,549              194,996
  Rental                                  1,772,310            1,305,504              796,525              751,953
  Other                                     136,484              215,605               90,522              183,848

                                        -----------          -----------          -----------          -----------
                                          2,166,471            1,795,848              932,596            1,130,797

COSTS AND EXPENSES:
  Cost of Sale of Real Estate                25,356                   --                   --                   --
  Construction                               69,548              142,304               30,620              106,668
  Operating, selling general
  and administrative                        952,277              926,521              506,095              515,202
  Interest                                1,041,897              888,198              505,650              474,627
  Depreciation and amortization             241,578              147,235              120,767               74,021
  Real Estate Taxes                         325,408              176,009               77,984              148,089
                                        -----------          -----------          -----------          -----------

                                          2,656,064            2,280,267            1,241,116            1,318,607
                                        -----------          -----------          -----------          -----------
NET LOSS                                ($  489,593)         ($  484,419)         ($  308,520)         ($  187,810)
                                        ===========          ===========          ===========          ===========

Loss Per Share                          ($     0.16)         ($     0.16)         ($     0.10)         ($     0.06)

Weighted Average Number of
  Common Shares Outstanding               3,089,985            3,089,985            3,089,985            3,089,985
                                        ===========          ===========          ===========          ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                OCTOBER 31, 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                             6 months ended               3 months ended
 activities:                                     10/31/00       10/31/99       10/31/00       10/31/99
                                               -----------    -----------    -----------    -----------
 Net Loss                                      ($  489,593)   ($  484,419)   ($  308,520)   ($  187,770)

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation                                     229,726        140,426        114,906         69,976
  Amortization                                      11,852          6,809          5,861          4,046

  Changes in assets and liabilities:
    Increase (Decrease) in:

  Accounts                                         (17,202)       (96,050)      (254,974)       (97,942)
  Deposits, escrows, prepaid and
     deferred expenses                            (319,633)      (274,158)       101,997        (18,402)
  Accrued liabilities                               59,884        119,818        (20,281)        75,054

   Decrease in:

Acct's payable                                    (567,296)    (1,032,426)         9,591       (309,333)
                                               -----------    -----------    -----------    -----------

Net cash used in oper. activities               (1,092,262)    (1,620,000)      (351,420)      (464,371)
                                               -----------    -----------    -----------    -----------

Cash flow from investing activities:

Purchases of Investments
 Proceed from Sale of Real Estate                  (26,244)            --             --             --
 Purchase of equip & leasehold imp                  (1,407)        (6,690)        (1,407)        (2,397)

Payments for:
 Additions to properties
   under construction                             (140,062)    (1,179,721)       (72,250)      (303,585)
                                               -----------    -----------    -----------    -----------

 Net Cash used in investing
   activities:                                    (167,713)    (1,186,411)       (73,657)      (305,982)
                                               -----------    -----------    -----------    -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                OCTOBER 31, 2000
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                     6 months ended               3 months ended
 activities:                              10/31/00       10/31/99       10/31/00      10/31/99
                                        -----------    -----------    -----------    -----------
Cash flows from operating activities:

 Proceeds from:
    Construction Loan                       419,545      2,241,195             --        376,594
    Mortgage Payable                      1,575,000             --             --             --
    Notes Payable                           500,000      1,325,000             --        975,000

Principal payments on:
    Construction Loan                            --             --             --             --
    Mortgage Payable                       (147,995)       (97,121)       (80,742)       (47,532)
    Notes Payable                          (710,000)            --        (50,000)            --

Adv. from Related Parties and
  affiliated Parties                       (521,207)      (724,861)       285,205       (527,234)
                                        -----------    -----------    -----------    -----------

Net Cash Provided by Financing
  Activities                              1,115,343      2,744,213        154,463        776,828
                                        -----------    -----------    -----------    -----------
Net Increase (Decrease) in cash
  & Cash Equivalents                       (144,632)       (62,198)      (270,614)         6,475

Cash & Cash Equivalents
  Beginning of Year                         146,405        106,017        272,387         37,344
                                        -----------    -----------    -----------    -----------

Cash & Cash Equivalents
  End of Year                           $     1,773    $    43,819    $     1,773    $    43,819
                                        ===========    ===========    ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

Item 2.      FIRST HARTFORD CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended October 31, 2000 produced a loss of $308,520 or (.10) per share compared to a loss of $188,000 or (.06) per share for the quarter ended October 31, 1999. For the six month period, a loss of $490,000 or (.16) per share compares to a loss of $484,000 or (.16) per share for the period ending October 31, 1999.

      For the three and six month periods ending October 31, 2000, rental income has increased to $796,000 and $1,772,000 from $752,000 and $1,306,000 from the comparable period in 1999.

      The Company is presently building a shopping center in Dover Township, New Jersey as a Joint Venture in which the Registrant has 50% ownership.

      At this time it is essentially finished and fully leased with the exception of one outparcel. By the end of the current quarter (January 31, 2000) all of the stores will be open. The future of the center is however, somewhat in doubt. The anchor store (Grand Union) has filed for protection under Chapter 11 of the Federal Bankruptcy Act. Grand Union has sold approximately 200 stores (including this one) to C & S Wholesale Groceries Inc. (Grand Union's grocery distributor) for approximately $300,000,000. C&S Wholesale Groceries has sold about half of these stores to a group of supermarket chains. The other stores (including ours) are going to be put into individual Limited Liability Company and are to be run by C&S. It is the opinion of our management that C&S is still shopping these stores around and will look to recoup fixtures and inventories. We are actively speaking to other supermarket chains and feel confident that the store can be re-rented.

      In the event that no buyer or re-renter is found and C&S closes the store, the Company will suffer a material financial loss.

The Company has completed the purchase of a parcel of land in R.I. in which it is joint venturing a new shopping center. The construction loan will close in the second half of December, 2000.

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

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the six months ended October 31, 2000 and 1999 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

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

            Date: 12/14/2000
                  --------------------------------