Form 10-Q
period 2001-01-31
FIRST HARTFORD CORP
filed 2001-04-04
CIK 36369

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Jan. 31, 2001                       Commission File No. 0-8862
                                                                          ------

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

             Consolidated Balance Sheets -
               Jan. 31, 2001 and April 30, 2000                            2 & 3

             Consolidated Statements of Operations
               Nine Months Ended Jan. 31, 2001 and 2000
               Three Months Ended Jan. 31, 2001 and 2000                       4

             Consolidated Statements of Cash Flows
               Nine Months Ended Jan. 31, 2001 and 2000
               Three Months Ended Jan. 31, 2001 and 2000                   5 & 6

             Note to Consolidated Financial Statements                     7 & 8

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                     9

      PART II. OTHER INFORMATION

         Signatures                                                           10

                [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                        INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of January 31, 2001, and the related consolidated statements of operations, and cash flows for the three months and nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
March 12, 2001

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

           Assets                                     Jan. 31,           April 30,
           ------                                       2001               2000
                                                    -----------        -----------
Real Estate and equipment:

 Developed properties                               $20,371,875        $20,374,092
 Equipment and leasehold improvements                   111,859            121,967
                                                    -----------        -----------
                                                     20,483,734         20,496,059

 Less accumulated depreciation and
  amortization                                        1,636,801          1,303,929
                                                    -----------        -----------
                                                     18,846,933         19,192,130
 Properties under construction and
  investment in undeveloped properties                  165,137                -0-
                                                    -----------        -----------
                                                     19,012,070         19,192,130

Cash                                                    131,354            146,405

Accounts receivable, less allowance
 for doubtful accounts                                  224,430            165,189

Deposits, escrows, and prepaid and
 deferred expenses                                      724,859          1,111,735

Due from related parties and affiliates, and
 investment in affiliated partnership                 3,094,428          2,807,533

Deferred Tax Assets                                   1,700,000          1,700,000
                                                    -----------        -----------

                                                    $24,887,141        $25,122,992
                                                    ===========        ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   Jan. 31,          April 30,
                                                                    2001               2000
                                                                 -----------       -----------
Liabilities:

 Mortgages and notes payable and capital lease obligations:

  Mortgages payable                                              $21,971,090       $20,228,142

  Notes Payable:
     Other                                                         5,216,158         5,501,159
                                                                 -----------       -----------
                                                                  27,187,248        25,729,301

 Accounts payable                                                  1,761,729         2,277,685
 Accrued Liabilities                                                 718,852           741,742
 Due to Related Parties and affiliated
 partnerships                                                      1,808,059         1,808,581
                                                                 -----------       -----------
                                                                  31,475,888        30,557,309

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                                          3,322,213         3,322,213
 Capital in excess of par                                          4,857,645         4,857,645
 Deficit                                                         (12,700,481)      (11,546,051)
                                                                 -----------       -----------
                                                                  (4,520,623)       (3,366,193)

 Less 232,228 shares of common stock
   held in treasury, at cost                                       2,068,124         2,068,124
                                                                 -----------       -----------
                                                                  (6,588,747)       (5,434,317)
                                                                 -----------       -----------
                                                                 $24,887,141       $25,122,992
                                                                 ===========       ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                          Nine Months Ended                       Three Months Ended
                                          -----------------                       ------------------
                                  January 31, 2001   January 31, 2000      January 31, 2001   January 31, 2000
                                  ----------------   ----------------      ----------------   ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                $   148,367       $        -0-          $        -0-      $        -0-
  Construction                           143,708           276,058                34,398             1,319
  Rental                               2,658,589         2,199,461               886,279           893,957
  Other                                  472,276           402,861               335,792           187,256
                                     -----------       -----------           -----------       -----------

                                       3,422,940         2,878,380             1,256,469         1,082,532

COSTS AND EXPENSES:
  Cost of Sale of Real Estate             25,356                -0-                   -0-               -0-
  Construction                            81,318           156,563                11,770            14,259
  Operating, selling general
    and administrative                 1,978,015         1,529,125             1,025,738           602,604
  Interest                             1,607,016         1,371,005               565,119           482,807
  Depreciation and amortization          362,456           266,667               120,878           119,432
  Real Estate Taxes                      523,209           261,785               197,801            85,776
                                     -----------       -----------           -----------       -----------

                                       4,577,370         3,585,145             1,921,306         1,304,878
                                     -----------       -----------           -----------       -----------

NET INCOME (LOSS) BEFORE
 INC. TAX                             (1,154,430)         (706,765)             (664,837)         (222,346)
Federal Income Tax                            -0-               -0-                   -0-               -0-
                                     -----------       -----------           -----------       -----------
NET INCOME (LOSS) AFTER
 INC. TAX                            ($1,154,430)      ($  706,765)          ($  664,837)      ($  222,346)
                                     ===========       ===========           ===========       ===========

INCOME (LOSS) PER SHARE              ($     0.37)      ($     0.23)          ($     0.22)      ($     0.07)

Weighted Average Number of
  Common Shares Outstanding            3,089,985         3,089,985             3,089,985         3,089,985
                                     ===========       ===========           ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                January 31, 2001
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                              9 months ended                   3 months ended
 activities:                                      01/31/2001        01/31/2000      01/31/2001      01/31/2000
                                                 -----------       -----------      ----------      ----------
 Net Profit (Loss)                               ($1,154,430)      ($  706,765)      ($664,837)      ($222,346)

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation                                       344,632           255,125         114,906         114,699
  Amortization                                        17,824            11,542           5,972           4,733

  Changes in assets and liabilities:
    Increase (Decrease) in:

  Accounts & Notes Receivable                        (59,241)          (13,258)        (42,039)         82,792
  Deposits, escrows, prepaid and
     deferred expenses                               369,052          (228,130)        688,685          46,028
  Accrued liabilities                                (22,890)          (83,225)        (82,774)       (203,043)

   Decrease in:

Acct's payable                                      (515,956)       (1,345,783)         51,340        (313,357)
                                                 -----------       -----------       ---------       ---------

Net cash used in oper. activities                 (1,021,009)       (2,110,494)         71,253        (490,494)
                                                 -----------       -----------       ---------       ---------

Cash flow from investing activities:

 Purchase of Investments                             (26,244)               -0-             -0-             -0-
 Purchase of equip & leasehold imp                    (1,737)           (8,420)           (330)         (1,730)

Payments for:
 Additions to properties
   under construction                               (162,834)       (1,308,832)        (22,772)       (129,111)
                                                 -----------       -----------       ---------       ---------
 Net Cash used in investing
   activities:                                      (190,815)       (1,317,252)        (23,102)       (130,841)
                                                 -----------       -----------       ---------       ---------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                JANUARY 31, 2001
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                         9 months ended                   3 months ended
 activities:                                01/31/2001        01/31/2000      01/31/2001      01/31/2000
                                           -----------       -----------      ----------      ----------
Cash flows from operating activities:

 Proceeds from:
      Construction Loan                                        2,419,743             -0-         178,548
      Mortgage Payable                       1,994,545                --              --             -0-
      Notes Payable                            500,000         1,782,500             -0-         457,500

Principal payments on:
      Mortgage Payable                        (251,597)         (174,099)       (103,602)        (76,978)
      Notes Payable                           (785,001)         (100,000)        (75,001)       (100,000)

Adv. from Related Parties and
  affiliated Parties                          (261,174)         (594,537)        260,033         130,324
                                           -----------       -----------       ---------       ---------

Net Cash Provided by Financing
  Activities                                 1,196,773         3,333,607          81,430         589,394
                                           -----------       -----------       ---------       ---------

Net Increase (Decrease) in cash
  & Cash Equivalents                           (15,051)          (94,139)        129,581         (31,941)

Cash & Cash Equivalents
  Beginning of Period                          146,405           106,017           1,773          43,819
                                           -----------       -----------       ---------       ---------

Cash & Cash Equivalents
  End of Period                            $   131,354       $    11,878       $ 131,354       $  11,878
                                           ===========       ===========       =========       =========

                   The accompanying notes are an integral part
                         of these financial statements.

Item 2.     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended January 31, 2001 produced a loss of $664,839 or (.22) per share compared to a loss of $222,346 or (.07) per share for the quarter ended January 31, 2000. For the nine-month period, a loss of $1,154,430 or (.37) per share compares to a loss of $706,765 or (.23) per share for the period ending January 31, 2000.

      Included in the current period is an investment write-off of approximately $461,000 (.15 per share). The investment is comprised of option payments and development cost related to property in Leominster, Massachusetts, which was under contract to purchase and resell to Wal-mart. Wal-mart violated that contract and refused to close. The Company has filed a lawsuit against Wal-mart in the Federal Circuit Court in Worcester, Massachusetts to recover costs and lost profits in excess of $1,000,000 and triple damages under Massachusetts law.

      The Company has just completed a shopping center in Dover Township, New Jersey as a Joint Venture in which the Registrant has 50% ownership. At this time, it is essentially finished and fully leased. A very recent land lease for the final pad has been signed, which will require a small amount of additional work.

      The anchor store (Grand Union) has filed for protecting under Chapter 11 of the Federal Bankruptcy Act. The lease on that store has been rejected and the store is scheduled to close April 30, 2001. We are actively speaking to other supermarket chains and feel confident that the store can be re-rented. In the event that no buyer or re-renter is found, the Company will suffer a material financial loss.

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the nine-month period ended January 31, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to

Summary of Significant Account Policies:

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

Date: 3/15/01
      ---------------------