Form 10-K
period 2001-04-30
FIRST HARTFORD CORP
filed 2001-08-14
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2001                 Commission File No.  0-8862
                                                                          ------

                           FIRST HARTFORD CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Maine                                          01-0185800
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester, Connecticut     06045-1270
---------------------------------------------------------     ----------
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

                              YES |_|        NO |X|

Based on the most recent sales, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $440,000.00.

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

Total number of pages, including cover page 40  .

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

      The real estate, owned and managed by the Company through various subsidiaries, is located in Connecticut, New Jersey and Rhode Island. Tenants are obtained through brokers and employed representatives of the Company, by means of newspaper advertisements, inquiries by potential tenants at the Company's on_site offices, and direct contacts with retail stores, banks and other potential commercial tenants.

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

      To the Company's knowledge, its real estate business is not dependent upon a single customer but there is a dependency on supermarkets for strip malls. The company has Stop & Shop, A&P and Big Y as tenants.

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

At April 30, 2001, the Company employed approximately 24 persons.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries:

                                  Available Space
                                   or Facilities                   Ownership
Location          Use            and Major Tenants                  Status
--------          ---            -----------------                  ------
Commercial Properties:

Lubbock,          Strip            162,404 sq. ft.         Owned by a partnership in
Texas             Shopping         Walmart 51%             which a subsidiary of the
                                                           Center TJ Maxx 15% Company is
                                                           the general partner with a 1%
                                                           interest.

Plainfield,       Strip            60,150 sq. ft.          Owned by a subsidiary of the
Connecticut       Shopping         Big Y 64%               Company. There is an outside
                  Center           CVS 14%                 equity interest in connection
                                                           with the financing


Putnam,           Shopping         56,877 sq. ft.          Owned by a subsidiary of the
CT                Center           T. J. Maxx 46%          Company and part of a Shopping
                                                           Center complex.

Mt. Olive,        Shopping         94,714 sq. ft.          Owned by a subsidiary of the
New Jersey        Center           A & P 59%               Company.

Dover Township    Shopping         97,524 sq. ft.          50% owned by  a subsidiary
New Jersey        Center           Stop & Shop 57%         of the Company.
                                   Dollar Tree 10%
                                   Plus Outparcels

Cranston          Shopping          259,600 sq. ft.        25% owned by a subsidiary of
Rhode Island      Center            Kmart 40%              the Company.
                                    Stop & Shop 25%
                                    Dollar Tree 5%

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

Wal-Mart Real Estate Business Trust, v. New Hawthorn Management Services, Inc., ("NHMS") Robert Piermarini, Trustee of A. P. Realty Trust and Ruth Piermarini, Trustee of R&O Leominster Realty Trust, Third party Defendants.

The above referenced case was originally filed by NHMS against Wal-Mart (and the Piermarini defendants) in the federal district court of Massachusetts but was withdrawn due to lack of complete diversity jurisdiction.

After the aforesaid withdrawal, NHMS was preparing to refile the same complaint in the state court of Massachusetts. However, Wal-Mart chose to file in the state court first and is thus the plaintiff in the above referenced matter styled Superior Court Civil Action No. 01-0810A. On information and belief, Wal-Mart claims NHMS breached a purchase and sale agreement by failing to, inter alia, provide an environmentally clean site and a requested (by Wal-Mart) clarification of a local planning board approval along with various lien waivers. Wal-Mart claims these breaches caused it not to purchase the property and is seeking the return of its $425,000.00 deposit along with reimbursement of certain expenses allegedly in the low six figure range.

NHMS has filed a counterclaim against Wal-Mart claiming Wal-Mart's allegations to be without any basis in that the property was environmentally sound and that any improperly alleged environmental issues could easily have been escrowed for as provided under the contract. NHMS further asserts the planning board approval in question was valid without need of further clarification particularly in light of the numerous assurances given to Wal-Mart by the city of Leominster regarding such approval and that any required lien waivers were properly delivered to the title company. In its counterclaim, NHMS is seeking in excess of $1,200,000.00 damages for lost profits and/or expenses along with additional damages for unfair trade practices including Wal-Marts admitted efforts to try to purchase the very same property from the land owners immediately after it claimed that said property was not suitable for purchase under the terms of its just terminated agreement with NHMS.

The Piermarini defendants (who are the current land owners of the property which was to be acquired by Wal-Mart) were named as third party defendants by NHMS because, to the extent that there might be any merit to the Wal-Mart allegations regarding the environmental issues, then NHMS could claim that the Piermarini's may have breached their contract with NHMS. The Piermarini's have filed a counterclaim against NHMS for economic injury relating to liens filed against the property and damage to existing buildings. The Piermarini's also assert that NHMS claims against them regarding any environmental issues constitute an abuse of process. The estimated value of these claims is unknown.

There is also an intervening broker claim filed against NHMS should NHMS prevail against Wal-Mart. The estimated value of this broker claim is approximately $80,000.00.

While there is uncertainty and risk in any litigation, NHMS is confident that it will prevail in its counterclaim against Wal-Mart.

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

                                  Neil H. Ellis
                                Stuart Greenwald

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's common stock, $1 par value, is traded over-the-counter. Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets).

      The Company has paid no cash dividends in the last five years.

      Small sales of the common stock have occurred from time to time, we believe the range to be .125 to .875.

      The number of shareholders of record for the Company's common stock as of April 30, 2000, is 900.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended April 30, 2001, 2000, 1999, 1998 and 1997

      The selected financial data set forth below for the years ended April 30, 2001, 2000, 1999, 1998 and 1997 are derived from the Company's financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in
Item 8 which are incorporated therein by reference.

                                                                                        (Unaudited)        (Unaudited)
                                       2001             2000               1999             1998               1997
Revenues, net                     $  5,880,747      $  3,904,267      $  2,864,744      $ 26,096,474      $ 16,447,667
Net Income (Loss)                     (381,536)         (906,170)         (507,501)        9,160,515           480,655

  Weighted Average Number
  of Shares Outstanding              3,089,985         3,089,985         3,089,985         3,089,985         3,089,985

Income (loss)per Share                   ($.12)            ($.29)            ($.16)            $2.96              $.16
                                         =====             =====             =====             =====              ====
Balance Sheet Data

Properties under Construction
  and Investment in
  Undeveloped
  Properties                      $     19,048               -0-      $ 11,641,378      $  2,948,678      $  1,104,498
Real Estate & Equipment Net         18,990,262        19,192,130         6,555,321         5,269,443        10,974,977

Total Assets                        27,218,819        25,122,992        22,876,192         9,788,054        14,415,518

Construction Loans, Notes,
  Mortgages Payable and
  Finance Obligations               26,501,558        25,729,301        21,829,694        10,147,730        20,091,162

Accounts Payable and Accrued
  Liabilities                        3,594,192         3,019,427         3,740,021         3,152,503        10,832,085
Shareholders' Deficit             $ (5,815,853)     $ (5,434,317)     $ (4,528,147)     $ (4,020,646)     $(13,181,161)
                                  ====================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations                       2001          2000            1999

Loss before income tax                  (381,536)     (999,729)       (593,143)
Less non-recurring income                971,698            --         480,247
Add non-recurring expense                470,456            --              --

Operating results                       (882,778)     (999,729)     (1,073,390)
Per share                                   (.29)         (.32)           (.35)

      The year ended April 30, 2001 produced a Pretax Loss from operations prior to Non-recurring items of $882,778 (.29) which compares to a loss of $999,729 (.32) and $1,073,390 (.35) in years ended April 30, 2000 and 1999. During 2001 the Company earned $687,000 for service and development fees from projects for which the Company has a minority interest. Related costs are carried in expenses. Rental income increased 160% from 1999 to 2000 and 15% from 2000 to 2001. This income is a result of the Mt. Olive shopping center coming online in phases during the year ended April 2000. As a result, interest cost have risen 147% for the 2000 year and approximately 15% for 2001. Some additional debt has been incurred in the current year but its cost has generally been offset by lower rates.

Capital Resources and Liquidity

      In recent years, the Company has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced to manageable levels.

      New properties have equity partners and the Company only has temporary control of operations as a result of which these properties are not carried in the balance sheet or statement of operations (see note for details). The effects are only seen on our balance sheet through Receivables and Payables, which tend to change dramatically when construction requisitions are funded.

      Capital resource and liquidity have always been major impediments of the Company. Reputation, industry contacts and capital resources are the key elements of the real estate development business. Management has continued to seek out new lenders and believes the Company will continue to find capital resources at reasonable rates. Cash flow is managed on a daily basis through tight cash management and the Company believes that will be adequate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data begin on the following page.

                                    I N D E X

                                                                           Pages
                                                                           -----

Independent Auditors' Report                                                  10

Consolidated Balance Sheets _ April 30, 2001 and 2000                      11-12

Consolidated Statements of Operations For Years Ended
      April 30, 2001, 2000 and 1999                                           13

Consolidated Statements of Shareholders' Deficit
      for the Years Ended April 30, 2001, 2000 and 1999                       14

Consolidated Statement of Cash Flows for the Years Ended
      April 30, 2001, 2000 and 1999                                        15-16

Notes to Consolidated Financial Statements                                 17-26

There are no Supplementary Data Schedules necessary

Schedule IX Short Term Borrowings                                             36

Schedule XI Real Estate and Accumulated Depreciation                          37

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As of January 1999, the Company has engaged Kostin, Ruffkess Company, LLC as accountants. The Company has filed a Form 8-K with the Commission reflecting the engagement of accountants. There are no disagreements of any matters of accounting principles or practices or financial statement disclosure and none are contemplated.

[LOGO] KOSTIN
       RUFFKESS
       & COMPANY, LLC

To The Shareholders of
 First Hartford Corporation and subsidiaries
Manchester, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K for the years ended April 30, 2001,2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2001 and 2000, and the results of its consolidated operations and consolidated cash flows for the years ended April 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

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

West Hartford, Connecticut
July 23, 2001

                                   Members of:

Leading Edge Alliance o Kreston International o American Institute of Certified Public Accountants o Private Companies Practice Section o SEC Practice Section o
              Connecticut Society of Certified Public Accountants

                          An Equal Opportunity Employer

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2001 AND 2000

                                     ASSETS

                                                         2001             2000
                                                         ----             ----
Real estate and equipment:

   Developed properties                              $20,627,572    $20,374,092

   Equipment and leasehold improvements                  111,468        121,967
                                                     -----------    -----------
                                                      20,739,040     20,496,059
Less accumulated depreciation
  and amortization                                     1,748,778      1,303,929
                                                     -----------    -----------
                                                      18,990,262     19,192,130

Properties under construction and
  investment in undeveloped properties                    19,048             -0-
                                                     -----------    -----------

                                                      19,009,310     19,192,130

Cash                                                      91,371        146,405

Accounts and notes receivable, less allowance
   for doubtful accounts of $50,129
   in 2001 And $96,000 in 2000
                                                       1,710,243        165,189

Deposits, escrows and prepaid and
   deferred expenses                                     706,898      1,111,735
Investment in affiliates                                 847,500             -0-

Due from related parties and affiliates                3,153,497      2,807,533

Deferred Tax Assets (net of valuation
   allowance of $1,700,000 in 2001 and 2000)           1,700,000      1,700,000
                                                     -----------    -----------
                                                     $27,218,819    $25,122,992
                                                     ===========    ===========

                                   (Continued)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             APRIL 30, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                     2001              2000
                                                     ----              ----
Liabilities:
  Mortgages and notes payable:

      Mortgages payable                          $ 21,710,399      $ 20,228,142
      Notes Payable - Other                         4,791,159         5,501,159
                                                 ------------      ------------
                                                   26,501,558        25,729,301

  Accounts payable                                  2,863,259         2,277,685

  Accrued liabilities                                 730,933           741,742

  Deferred income
                                                      658,911             - 0 -

  Due to related parties and affiliates
                                                    2,280,011         1,808,581
                                                 ------------      ------------
                                                   33,034,672        30,557,309

Commitments and contingencies

Shareholders' deficit
  Common stock, $1 par; Authorized 6,000,000
    shares; Issued 3,322,213 shares                 3,322,213         3,322,213
  Capital in excess of par                          4,857,645         4,857,645
  Deficit                                         (11,927,587)      (11,546,051)
                                                 ------------      ------------
                                                   (3,747,729)       (3,366,193)
Less 232,228 shares of common
   stock held in treasury, at cost                  2,068,124         2,068,124
                                                 ------------      ------------
                                                   (5,815,853)       (5,434,317)
                                                 ------------      ------------
                                                 $ 27,218,819      $ 25,122,992
                                                 ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR YEARS ENDED APRIL 30, 2001, 2000 AND 1999

                                      2001             2000             1999
                                      ----             ----             ----
Revenues:

     Sale of real estate          $   148,367      $    28,647      $   472,000
     Construction                     159,918          295,073          200,179
     Rental                         3,494,896        3,044,518        1,167,616
     Other                          1,105,868          536,029          544,702
     Non-Recurring Items              971,698               -0-         480,247
                                  -----------      -----------      -----------
                                    5,880,747        3,904,267        2,864,744
                                  -----------      -----------      -----------
Cost and expenses:
     Cost of sales,
           real estate                 25,356           12,678          464,005
     Construction                      88,337          176,025          113,483
     Operating                      1,486,697        1,070,988          878,323
     Interest                       2,156,037        1,881,884          761,440
     Depreciation and
      amortization                    493,404          388,703          204,655
     Selling, general and
      administrative                  979,750          984,569          926,523
     Property taxes                   562,246          389,149          109,458
     Non-Recurring Expense            470,456               -0-              -0-
                                  -----------      -----------      -----------

                                    6,262,283        4,903,996        3,457,887
                                  -----------      -----------      -----------

Loss before income tax
   benefit                                            (999,729)        (593,143)
Income tax benefit                      (-0-)          (93,559)         (85,642)
                                  -----------      -----------      -----------

Net loss                          ($  381,536)     ($  906,170)    ($  507,501)
                                                   ===========     ===========

Basic Earning per share                 $(.12)          $(0.29)         $(0.16)
                                        =====           ======          ======
Weighted average number of
  shares outstanding                3,089,985        3,089,985        3,089,985
                                  ===========      ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

                                                        Capital
                                                       in excess                         Treasury
                                       Common stock      of par          Deficit           stock            Total
                                        ----------     ----------     ------------      -----------      -----------
Balance, April 30, 1998 (Unaudited)     $3,322,213     $4,857,645     ($10,132,380)     ($2,068,124)     ($4,020,646)

Net Loss                                        --             --         (507,501)              --         (507,501)
                                        ----------     ----------     ------------      -----------      -----------

Balance, April 30, 1999                  3,322,213      4,857,645      (10,639,881)      (2,068,124)      (4,528,147)
                                        ----------     ----------     ------------      -----------      -----------

Net Loss                                       -0-            -0-         (906,170)             -0-         (906,170)
                                        ----------     ----------     ------------      -----------      -----------

Balance, April 30, 2000                  3,322,213      4,857,645      (11,546,051)      (2,068,124)      (5,434,317)
                                        ==========     ==========     ============      ===========      ===========

Net Loss                                       -0-            -0-         (381,536)             -0-         (381,536)
                                        ----------     ----------     ------------      -----------      -----------

Balance, April 30, 2001                 $3,322,213     $4,857,645     ($11,927,587)     ($2,068,124)     ($5,815,853)
                                        ==========     ==========     ============      ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

Cash flows from operating activities:                       2001            2000             1999
                                                            ----            ----             ----
  Net loss                                              ($  381,536)     ($  906,170)     ($   507,501)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Depreciation                                           459,120          367,394           193,595

     Amortization                                            34,284           21,309
                                                                                                11,060
     Deferred tax asset                                          -0-         (93,559)            4,250

     Deferred income                                        658,911               -0-               -0-

     Non-recurring income                                  (971,698)              -0-         (480,247)

      (Increase) decrease in:
      Accounts receivable, net                           (1,545,054)         (95,236)           74,162

      Deposits, escrows, prepaid and
        deferred expenses                                   370,553           34,898
                                                                                              (421,063)

      Increase (decrease) in:
      Accrued liabilities                                   120,006          102,741          (231,831)

      Accounts payable                                    1,251,454         (823,335)        1,299,596
                                                        -----------      -----------      ------------

  Net cash provided by (used in)
   operating activities                                      (3,960)      (1,391,958)          (57,979)
                                                        -----------      -----------      ------------

Cash flows from investing activities:

  Investment in affiliates                                 (847,500)              -0-               -0-

  Purchases of equipment and leasehold
    improvements                                             (3,772)          (9,656)          (22,410)

  Proceeds from sale of real estate net
    of selling expenses                                          -0-              -0-          420,664

  Additions to developed properties                        (272,528)      (1,353,169)      (12,139,833)
                                                        -----------      -----------      ------------
  Net cash used in
    investing activities:                               ($1,123,800)     ($1,362,825)     ($11,741,579)
                                                        -----------      -----------      ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

Cash flows from financing activities:                2001             2000              1999
                                                     ----             ----              ----
  Proceeds from:

      Construction Loan Payable                  $   419,545      $  2,438,743      $ 13,960,332
      Mortgage Payable                             1,994,546        12,600,000         3,725,000
      Notes payable                                  500,000         1,782,500           900,000

  Principal payments on:

      Construction loans payable                    (419,545)      (12,600,000)       (5,375,000)
      Mortgages payable                             (337,286)         (221,636)         (593,185)
      Notes payable                               (1,210,000)         (100,000)         (935,183)

  Advances to/from related parties and
   affiliated partnerships                           125,466        (1,104,436)          219,493
                                                 -----------      ------------      ------------
  Net cash provided by
   financing activities                            1,072,726         2,795,171        11,901,457
                                                 -----------      ------------      ------------
Net increase (decrease) in cash and cash
  equivalents                                        (55,034)           40,388           101,899

Cash and cash equivalents, beginning of year         146,405           106,017             4,118
                                                 -----------      ------------      ------------
Cash and cash equivalents, end of year           $    91,371           146,405      $    106,017
                                                 ===========      ============      ============

Supplemental data:

Cash paid during the year for interest           $ 1,993,998         1,784,459      $    720,090
                                                 ===========      ============      ============

Cash paid during the year for income taxes                -0-     $         -0-      $     89,092
                                                 ===========      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

1.    Summary of Significant accounting policies:

      Description of business:

      First Hartford Corporation (the Company) was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate. The Company extends credit to companies/tenants throughout the United States.

      Principles of consolidation:

      The accompanying financial statements include the accounts of the Company and its wholly_owned subsidiaries, including partnerships in which the Company is a majority owner. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale). The Company records its investment in partnerships in which it is not a majority owner on the equity method.

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

                  FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

1. Summary of significant accounting policies (continued): Real Estate and Equipment (continued):

      Properties under construction amounted to $19,048 and $ -0- at April 30, 2001 and 2000.

      Following accounting practices of the real estate industry, interest and property taxes are capitalized for those projects which have a current development plan. In addition, properties under construction include revenue and operating expenses through substantial completion of the property. When property is substantially completed, the costs of property constructed for the Company's own use are transferred to developed properties and depreciation commences. Interest incurred at April 30, 2001 was $2,156,037 of which $ -0- was capitalized. Interest incurred at April 30, 2000 was $2,017,346 of which $135,462 was capitalized. Interest incurred at April 30, 1999 was $1,176,751 of which $415,311 was capitalized. Property Taxes capitalized at April 30, 2001, 2000 and 1999 was $ -0-, $44,539 and $ -0- respectively.

      Depreciation is provided using the straight line method for financial reporting purposes based on the following estimated useful lives:

                    Description                Range in Years

                Developed properties                40

            Equipment and leasehold
                  improvements                     3 - 10

      Leasing commissions and financing costs (included in deposits, escrows, and prepaid and deferred expenses in the accompanying balance sheets) are amortized using the straight_line method over the terms of the related leases and mortgages, respectively. In addition, the Company capitalizes predevelopment costs relating to potential new development projects. If the project is abandoned, the related costs will be expensed.

      Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

      The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts. Income or loss resulting from the disposal of properties and equipment is included in the consolidated statements of operations.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

1.    Summary of significant accounting policies (continued):

      Revenue recognition:

      Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage_of_completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the years ended April 30, 2001, 2000 and 1999.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Off Balance Sheet Risk

      During the years ended April 30, 2001 and 2000, the Company had an amount in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate greatly during the year and can exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

2.    Construction loans, mortgages, and notes payable:

                                                        2001            2000
                                                        ----            ----
      Construction Loans and
        Mortgage notes ranging from 6.625%
        to 10.5%. Maturities are at
        various dates through 2028
        The loans are secured by the
        respective real estate and
        guaranteed by the President of
        the Company
                                                     $21,710,399     $20,228,142

      Notes payable, at interest rates
        of 1% to 1 1/2% over the prevailing
        prime rate and fixed rate of
        6% maturing at various dates or
        demand. The loans are unsecured
        and guaranteed by the President
        of the Company                                 4,791,159       5,501,159
                                                     -----------     -----------
                                                     $26,501,558     $25,729,301
                                                     ===========     ===========

      Aggregate principal payments due on the above debt during the next five years are as follows:

                Year Ended April 30
                -------------------
                       2002                           $ 1,721,558
                       2003                               677,534
                       2004                               611,372
                       2005                               460,863
                       2006                               498,952

      Included in notes payable are $2,250,000 of non-interest bearing notes to an affiliate with no certain date of payment.

3.    Pledge of stock of subsidiaries:

      During the past ten years the Company has not been able to obtain financing (secured or unsecured) without the personal guarantees of Neil Ellis, the president of the Company. To some degree, the Company recently has been able to obtain financing without that guarantee but it continues to be a necessary component to most loans. In the past, we have disclosed stock pledges of subsidiaries to Mr. Ellis as protection from personal losses due to his guarantees. These pledges will stay in place until his guarantees are eliminated.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

4.    Related party transactions:

      Amounts included in revenue resulting from transactions with companies affiliated by common ownership and/or management are as follows:

                                                2001          2000         1999
      Management and
       service fees                          1,005,248      376,726      351,485
      Maintenance/Repairs                           --       14,806       13,555
      Interest income                           28,160       28,160       28,160
      Construction Income                           -0-     116,640           --
                                            ----------     --------     --------

                                            $1,033,408     $536,332     $393,200
                                            ==========     ========     ========


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

5.    Accrued liabilities:

                                                            2001          2000
      Accrued:
       Federal income taxes                               $ 45,850       42,950
       Taxes-other                                         181,068      170,883
       Interest                                            331,854      365,098
       Other                                               172,161      162,811
                                                          --------     --------
                                                          $730,933     $741,742
                                                          ========     ========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

6.    Non-Recurring Items:

Income from non-recurring items are as follows:

                                               2001          2000         1999
Income

   Gain on write off of
   prior period liabilities                  $971,698       $   -0-     $480,247
                                             ========       =======     ========
Cost and expense
   Loss of investment                        $470,456       $   -0-         $-0-
                                             ========       =======     ========

      Included in the current period is an investment write-off of $470,456 (.15 per share). The investment is comprised of option payments and development cost related to property in Leominster, Massachusetts, which was under contract to purchase and resell to Wal-mart. Wal-mart violated that contract and refused to close. The Company has filed a lawsuit against Wal-mart in the Federal Circuit Court in Worchester, Massachusetts to recover costs and lost profits in excess of $1,000,000 and triple damages under Massachusetts law. The financial statements do not include any revenue relating to this litigation.

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

8.    Commitment and Contingencies:

      The Company has budgets on both the Dover and Cranston project which if exceeded will result in a cost overrun to the Company. It does not appear that any significant overrun will occur on either project. However, the Company has elected to defer $524,000 of revenue until the possibility of cost overruns and/or accruals for unbilled work by subcontractors is eliminated.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

9.    Going concern:

      Since the 1992 - 1994 period when the deficit in equity exceeded $23,000,000, the Company has achieved substantial improvements that have reduced the deficit to approximately $5,800,000. The improvements were a result of selling properties and partnership interests. On a short term basis, it is unrealistic to expect that the Company can continue to generate sales of any magnitude on its existing asset base. Unless cash flow can be generated from other services, conditions raise doubt about the Company's ability to continue as a going concern and meet its obligations as they become due. That being said the Company has significantly increased its development team. While this will result in higher operating expenses, it hopefully will lead to new projects.

10.   Subsequent events

      In the first quarter the Company sold two parcels of land in which a $800,000 gain will be recorded. The Company did not have any development plans for those properties.

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

      The income tax benefit is comprised of the following:

                                      2001             2000             1999
      Current benefit             $       -0-     $        -0-     $   (89,892)
      Deferred                            -0-         (93,559)           4,250
                                  ----------      -----------      -----------
                                  $       -0-     $   (93,559)     $   (85,642)
                                  ==========      ===========      ===========

The components of the net deferred tax asset the following:

                                                      2001              2000

      Tax effect of net operating
           loss carryforwards                     $ 3,400,000      $ 3,400,000
      Valuation allowance                          (1,700,000)      (1,700,000)
                                                  -----------      -----------
                                                  $(1,700,000)     $(1,700,000)
                                                  ===========      ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

11.   Income Taxes (Cont.)

      The Company has set up an allowance of fifty percent (50%) against the deferred tax asset since the likelihood of realization cannot be determined.

      At April 30, 2000, the Company has net operating loss carryforwards of approximately $11,700,000. Approximately $4,700,000 expire in 2004, $1,200,000 expire in 2007, $3,600,000 expire in 2012, $1,200,000 expire in 2014 and
$1,000,000 expire in 2015.

12.   Leases

      The Company leases commercial real estate under various operating leases expiring in various years through 2019. The real estate available for lease have a carrying value of $20,446,827 and accumulated depreciation of $1,649,961.

      Minimum future rentals to be received on non-cancellable leases as of April 30, 2001 for each of the next five years are as follows:

                2002                   $2,542,254
                2003                   $2,462,395
                2004                   $2,476,493
                2005                   $2,453,994
                2006                   $2,445,815

13. Investments

      The Company has investments in partnerships and joint ventures which own two shopping centers and is constructing a third shopping center. These investments are accounted for on the equity method. They are the following:

Dover - New Jersey

     Operating property 98% finished
     Operating data - April 30
     Company ownership - 50% investment at inception was $147,500

                                                 (Unaudited)       (Unaudited)
                                                     2001             2000
                                                     ----             ----
      Assets                                     $ 13,203,924      $7,991,784
      Liabilities                                  13,157,201       7,991,784
      Members capital                                  46,723              --
      Revenue                                       1,607,725              --

      Expenses                                      1,708,502              --
      Net loss                                       (100,777)             --

Cranston - Rhode Island

       Under construction
       Operating data - December 31
       Company ownership - 25% investment $700,000

                                                        Audited       Unaudited
                                                        -------       ---------
                                                          2001           2000
                                                          ----           ----

      Assets                                          $10,671,331     $1,037,120
      Liabilities                                       3,171,331        665,485
      Partners capital                                  7,500,000        371,635

      The Company is a 50% member in another Joint Venture that owns land in Cranston adjacent to the shopping center. The land has no value.

Lubbock - Texas

      The Company has performed services for a partnership in exchange for a one percent general partner interest.

      The Company is contingently liable for the satisfaction of all liabilities of the Partnership. Summarized unaudited financial data for the Partnership as of April 30, 2001, 2000 and 1999 is as follows:

                                2001            2000              1999
                            (Unaudited)     (Unaudited)        (Unaudited)

      Assets                $ 5,271,866      $ 5,070,768      $ 5,235,522
                            ===========      ===========      ===========

      Liabilities           $ 7,759,741      $ 7,783,654      $ 8,011,223
      Partners' capital      (2,487,875)      (2,712,886)      (2,775,701)
                            -----------      -----------      -----------
                            $ 5,271,866      $ 5,070,768      $ 5,235,522
                            ===========      ===========      ===========

      Revenues              $ 1,188,879      $ 1,221,098      $ 1,233,758
      Expenses                 (963,767)      (1,158,384)      (1,236,360)
                            -----------      -----------      -----------
      Net Income            $   225,112      $    62,714      ($    2,602)
                            ===========      ===========      ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

14    Fair Value of Financial Instruments:

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

                                                      Carrying       Estimated
                                                       Amount        Fair Value

Assets:
      Cash                                           $    91,371     $    91,371
      Accounts and notes
        receivable                                     1,710,243       1,710,243
      Deposits, escrows and prepaid
        and deferred expenses                            706,898         706,898

Liabilities:
      Accounts payable                               $ 2,863,259     $ 2,863,259
      Accrued expenses                                   730,933         730,933
      Mortgages and notes payable                     26,501,558      26,501,558

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE Company

(a)   Identification of Directors

      The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

  Name                      Age           Position            Period of Service

Neil H. Ellis                73           President             l966 - Present

Stuart I. Greenwald          59        Treasurer/Secretary      1980 - Present

David B. Harding             56            Director             1992 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)   Identification of Executive Officers

      The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

  Name                      Age           Position             Period of Service

Neil H. Ellis                73           President              1968 - Present

Stuart I. Greenwald          59        Treasurer/Secretar     y  1978 - Present

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

ITEM 11. REMUNERATION

      There is set forth below information relating to all direct remuneration paid by the Company during the year ended April 30, 2001 to each director and each executive officer of the Company whose aggregate remuneration totaled $60,000 and to all directors and officers of the Company as a group.

         Name or Number of Persons                                   Other
          in Group and Capacity                       Salary     Compensation(1)

       Neil H. Ellis, President                      $125,008
       Stuart Greenwald, Treasurer                   $ 82,694

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

            PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Pages
                                                                           -----
(a) (1) The following financial statements are included in Part II, Item 8:

        Financial Statements:

        Report of Independent Auditor                                       10

        Consolidated Balance Sheets - April 30, 2000
            and 1999                                                     11-12

        Consolidated Statements of Operations -
            Years Ended April 30, 2000, 1999 and 1998                       13

        Consolidated Statements of Shareholders'
            Deficit for the years Ended April 30, 2000,
            1999 and 1998                                                   14

        Consolidated Statement of Cash Flows for the
        years ended April 30, 2000, 1999 and 1998                        15-16

        Notes to Consolidated Financial Statements                       17-26

    (2) The following financial statement schedules for the year ended April 30, 2000 are submitted herewith:

        Schedule III - Real Estate and Accumulated Depreciation             36

        Schedule IV - Mortgage loans on Real Estate                         37

      All other schedules are omitted because they are not required, not applicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)   Reports on Form 8_K:

      A report on Form 8_K dated January 22, 1991 was filed by the Company reporting the bankruptcy filing of the Company's former Accountants, Laventhol and Horwath. A report on Form 8-K dated August 4,1999 was filed by the Company appointing Kostin, Ruffkess & Company, LLC as new accountants.

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

Dated: August 14, 2001

                                            FIRST HARTFORD CORPORATION


                                            By: /s/ Neil H. Ellis
                                               ---------------------------------
                                               Neil H. Ellis
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

August 14, 2001                         /s/ Neil H. Ellis
                                        ----------------------------------------
                                        Neil H. Ellis
                                        Principal Executive Officer
                                        President and Director

August 14, 2001                         /s/ Stuart I. Greenwald
                                        ----------------------------------------
                                        Stuart I. Greenwald
                                        Principal Financial Officer
                                        Principal Accounting Officer
                                        Secretary, Treasurer and Director

                  First Hartford Corporation and Subsidiaries
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                 April 30, 2001

                                                                              Initial
                                        Encumbrances                      Cost To Company
                                        ------------                      ---------------
                                                        Bldgs.                 Bldgs.
                           Constr.   Mortgage, Notes    and                     and
Statement                   Loans        Payable        Land        Imp.        Land           Imp.
---------                   -----        -------        ----        ----        ----           ----
Developed Properties

Shopping Centers
 Connecticut                -0-       9,237,937         582,000    7,155,042      582,000    7,155,042

Shopping Center - NJ        -0-      12,472,462       1,992,417   10,894,784    1,992,417   10,894,784
                         -------    -----------     -----------  -----------  -----------  -----------
                            -0-     $21,710,399     $ 2,574,417  $18,049,826  $ 2,574,417  $18,049,826
                         =======    ===========     ===========  ===========  ===========  ===========

                                       Gross Amount at Which
                                     Carried at Close of Period
                                     --------------------------
                                                                        Life On
                                                                       Which Depr.
                                                                        In Latest
                              Accum.      Date of                        Income
Statement                     Total         Depr.      Constr.         Is Computed
---------                     -----         -----      -------         -----------
Developed Properties

Shopping Centers
 Connecticut                  7,737,042    1,195,356    1990-1998       40 Years

Shopping Center - NJ         12,887,201      454,605    1999            40 Years
                            -----------  ----------

                            $20,624,243  $1,649,961
                            ===========  ==========

                  First Hartford Corporation and Subsidiaries
                                   Schedule IV
                          Mortgage Loans on Real Estate
                                 April 30, 2001

                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans
                                   Final          Periodic           Face          Carrying          Delinquent      Subject to
                     Interest      Maturity       Payment            Prior         Amount of         Amount of       Principal or
Description          Rate          Date           Terms              Liens         Mortgage          Mortgage        Interest
Mortgage Loans

Mt. Olive, NJ        8.375%        2028           $97,344            None          $12,600,000       $12,472,462          --
                                                  Principal
                                                  & Interest
                                                  Monthly

Putnam
Parkade, CT          7%            2009           31,517             None            4,009,489         3,961,686          --
                                                  Principal
                                                  & Interest
                                                  Monthly

Putnam
Parkade, CT          Prime +1      2003           Interest           None            1,575,000         1,575,000          --
                                                  Only

Plainfield
Parkade, CT          8.875%        2006           34,343             None            3,797,115         3,256,749          --
                                                  Principal
                                                  & Interest
                                                  Monthly
                                                  $2,388,949
                                                  Final
                                                  Payment

Plainfield
Parkade, CT          8.70%         2006           10,000             None              500,000           444,502          --
                                                  Quarterly
                                                  Interest
                                                                                                     -----------
                                                                                                     $21,710,399
                                                                                                     ===========

Balance at April 30, 1998                                        $  6,293,888
 New Mortgage Loans                                                17,685,332
 Principal Payments                                                (5,968,185)
                                                                 ------------
Balance at April 30, 1999                                          18,011,035
                                                                 ============
 New Mortgage Loans                                                15,038,743
 Principal Payments                                               (12,821,636)
                                                                 ------------
Balance at April 30, 2000                                          20,228,142
                                                                 ============
 New Mortgage Loans                                                 2,414,091
 Principal Payments                                                  (756,831)
 Principal Reductions                                                (175,003)
                                                                 ------------
Balance at April 30, 2001                                        $ 21,710,399
                                                                 ============