Form 10-Q
period 2001-07-31
FIRST HARTFORD CORP
filed 2001-09-14
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2001                      Commission File No. 0-8862
                                                                         ------

                  --------------------------------------------
                           First Hartford Corporation
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

          Maine                                                 01-0185800
------------------------                                   ---------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

149 Colonial Road, Manchester, Connecticut                         06040
------------------------------------------                         -----
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

         Consolidated Balance Sheets -
           July 31, 2001 and April 30, 2001                                2 & 3

         Consolidated Statements of Operations
           Three Months Ended July 31, 2001 and
           Three Months Ended July 31, 2000                                  4

         Consolidated Statements of Cash Flows
           Three Months Ended July 31, 2001 and
           Three Months Ended July, 31, 2000                               5 & 6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                              8

      PART II.    OTHER INFORMATION

           Signatures                                                        9

                 [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]

      To the Board of Directors
      First Hartford Corporation and Subsidiaries

                         INDEPENDENT ACCOUNTANTS' REPORT

      We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of July 31, 2001, and the related consolidated statements of operations, and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

      /s/ Kostin, Ruffkess & Company, LLC

      West Hartford, Connecticut
      September 10, 2001

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         Assets                                        July 31,       April 30,
                                                         2001           2001
                                                      -----------    -----------
Real Estate and equipment:

 Developed properties                                 $20,627,562    $20,627,572

 Equipment and leasehold improvements                     115,391        111,468
                                                      -----------    -----------
                                                       20,742,953     20,739,040

 Less accumulated depreciation and
  amortization                                          1,865,319      1,748,778
                                                      -----------    -----------
                                                       18,877,634     18,990,262
 Properties under construction and
  investment in undeveloped properties
  and investments                                          36,215         19,048
                                                      -----------    -----------
                                                       18,913,849     19,009,310

Cash                                                       14,126         91,371

Accounts receivable, less allowance
 for doubtful accounts of $50,129 and
 $50,129 respectively                                     906,040      1,710,243

Deposits, escrows, and prepaid and
 deferred expenses                                        702,438        706,898

Investment in affiliates                                  847,500        847,500

Due from related parties and affiliates, and
 investment in affiliated partnership                   2,986,366      3,153,497

Deferred Tax Assets                                     1,700,000      1,700,000
                                                      -----------    -----------
                                                      $26,070,319    $27,218,819
                                                      ===========    ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   July 31,       April 30,
                                                     2001           2001
                                                  -----------     ---------

Liabilities:

 Mortgages, notes payable
  and capital lease obligations:

  Mortgages payable                                21,623,729     21,710,399

  Notes Payable:
      Other                                         4,311,517      4,791,159
                                                  -----------    -----------
                                                   25,935,246     26,501,558

 Accounts payable                                   2,137,193      2,863,259
 Accrued Liabilities                                  762,642        730,933
 Deferred Income                                      329,482        658,911
 Due to Related Parties and affiliated
 partnerships                                       2,174,308      2,280,011
                                                  -----------    -----------
                                                   31,338,871     33,034,672

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                           3,322,213      3,322,213
 Capital in excess of par                           4,857,645      4,857,645
 Deficit                                          (11,380,286)   (11,927,587)
                                                  -----------    -----------
                                                   (3,200,428)    (3,747,729)

 Less 232,228 shares of common stock
   held in treasury, at cost                        2,068,124      2,068,124
                                                  -----------    -----------
                                                   (5,268,552)    (5,815,853)
                                                  -----------    -----------
                                                  $26,070,319    $27,218,819
                                                  ===========    ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                 July 31, 2001   July 31, 2000
                                                 -------------   -------------

Revenues, Including Related
 Party Respectively:
   Sale of Real Estate                            $  860,000      $  148,367
   Construction                                       38,829          63,761
   Rental                                            880,656         975,785
   Other                                              61,969          45,962
                                                  ----------      ----------
                                                   1,841,454       1,233,875
Costs and Expenses:

  Cost of Sales Real Estate                           27,511          25,356
  Construction                                        33,340          38,928
  Operating, selling, general
   and administrative                                458,715         446,182
  Interest                                           487,114         536,247
  Depreciation and amortization                      124,425         120,811
  Real estate taxes                                  163,048         247,424
                                                  ----------      ----------

                                                   1,294,153       1,414,948
                                                  ----------      ----------

Net Income Gain (Loss)                            $  547,301      $ (181,073)
                                                  ==========      ==========

Income Per Share                                       $0.18          ($0.06)
                                                       =====          ======

Weighted Average Number of Common
  Shares Outstanding                               3,089,985       3,089,985
                                                  ==========      ==========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JULY 31, 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                     3 months ended   3 months ended
 activities:                                  July 31, 2001    July 31, 2000
                                              --------------   --------------

 Net Profit (Loss)                              $ 547,301         ($181,073)
 Adjustments to reconcile net loss
  to net cash used in operating activities:

    Depreciation                                  116,541           114,820
    Amortization                                    7,884             5,991
    Gain on Sale of Real Estate                  (859,990)

    Changes in assets and liabilities:
      Increase in:

      Accounts and Notes Receivable               804,203           (62,228)
      Deposits, escrows, prepaid and
      deferred expenses                            (3,424)         (421,630)
      Accrued liabilities                        (297,720)           80,165

Decrease in:

Accounts payable                                 (726,066)         (576,887)
                                                ---------       -----------

Net cash used in operating activities            (411,271)       (1,040,842)
                                                ---------       -----------
Cash flows from investing activities:

  Purchase of Investments                              --           (26,244)
  Purchase of Equipment                            (3,923)               --

Payments for:

  Additions to Properties under
   construction                                   (17,167)          (67,812)
                                                ---------       -----------

Net Cash used in investing activities           ($ 21,090)         ($94,056)
                                                ---------       -----------

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                  JULY 31, 2001

Cash flows from financing                        3 months ended   3 months ended
  activities:                                    July 31, 2001    July 31, 2000
                                                 --------------   --------------

  Proceeds from:

         Construction Loans                         $      --       $   419,545
         Mortgage Payable                                  --         1,575,000
         Notes Payable                                170,000           500,000

 Principal payments on:

   Mortgages payable                                  (86,670)          (67,253)

   Notes payable                                     (649,642)         (660,000)

  Gross proceeds from sale of Real
  Estate                                              860,000

 Repayment to related parties and
  affiliated partnerships                              61,428          (506,412)
                                                    ---------       -----------

 Net Cash provided by financing
  activities                                          355,116         1,260,880
                                                    ---------       -----------

Net increase (decrease) in cash
 and cash equivalents                                 (77,245)          125,982

Cash and cash equivalents, beginning
 of year                                               91,371           146,405
                                                    ---------       -----------


Cash and cash equivalents,
 end of year                                        $  14,126       $   272,387
                                                    =========       ===========

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

      Revenue recognition:

      Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Registrant provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the periods ended July 31, 2001 and 2000.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended July 31, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.


Item 2.  FIRST HARTFORD CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended July 31, 2001 produced a gain of $547,301 or .18 per share compared to a loss of $181,073 (.06) per share for the quarter ended July 31, 2000. If the gain on the sale of Real Estate was eliminated the result would have been a loss of $285,142 (.09) compared to a loss of $304,084 (.10).

      Although Rental income appears to be down $95,000 this is not the case. Late billings by taxing authorities have delayed our pass through billings. This will be adjusted in the next quarter.

      Capital resource and liquidity have always been a major impediment of the Company. Reputation, industry contacts and capital resources are the key elements of the real estate development business. Management has continued to explore new lenders and believes we will continue to find capital resources at reasonable rates. Liquidity is worked on a daily basis through tight cash management and the Company believes that will be adequate.

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


      Date: September 14, 2001
            -----------------------------------