Form 10-Q
period 2001-10-31
FIRST HARTFORD CORP
filed 2001-12-17
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2001                    Commission File No. 0-8862
                                                                          ------

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

          Consolidated Balance Sheets -
            October 31, 2001 and April 30, 2001                            2 & 3

          Consolidated Statements of Operations
            For the Six Months and Three Months
                   Ended October 31, 2001 and 2000                           4

          Consolidated Statements of Cash Flows
            For the Six Months and Three Months
                   Ended October 31, 2001 and 2000                         5 & 6

          Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                          8

     PART II. OTHER INFORMATION

          Signatures                                                          9

                 [LETTERHEAD OF KOSTIN RUFFKESS & COMPANY, LLC]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of October 31, 2001, and the related consolidated statements of operations, and cash flows for the three months and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

West Hartford, Connecticut
December 12, 2001

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         Assets                                        Oct. 31,       April 30,
                                                         2001            2001
                                                     -----------     -----------
Real Estate and equipment:

 Developed properties                                $20,627,562     $20,627,572

 Equipment and leasehold improvements                    111,800         111,468
                                                     -----------     -----------
                                                      20,739,362      20,739,040

 Less accumulated depreciation and
  amortization                                         1,977,721       1,748,778
                                                     -----------     -----------
                                                      18,761,641      18,990,262
 Properties under construction and
  investment in undeveloped properties                   123,873          19,048
  and investments                                    -----------     -----------
                                                      18,885,514      19,009,310

Cash                                                     166,880          91,371

Accounts receivable, less allowance
 for doubtful accounts of $50,129
 and $50,129 respectively                              1,510,759       1,710,243

Deposits, escrows, and prepaid and
 deferred expenses                                     2,061,042         706,898

Investment in affiliates                                 626,404         847,500

Due from related parties and affiliates, and
 investment in affiliated partnership                  2,700,482       3,153,497

Deferred Tax Assets                                    1,700,000       1,700,000
                                                     -----------     -----------
                                                     $27,651,081     $27,218,819
                                                     ===========     ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  Oct. 31,           April 30,
                                                    2001               2001
                                                ------------       ------------
Liabilities:

 Mortgages, notes payable
  and capital lease obligations:

  Mortgages payable                               23,534,588         21,710,399

  Notes Payable:
         Other                                     4,061,517          4,791,159
                                                ------------       ------------
                                                  27,596,105         26,501,558

 Accounts payable                                  1,906,464          2,863,259
 Accrued Liabilities                                 622,671            730,933
 Deferred Income                                     800,155            658,911
 Due to Related Parties and affiliated
 partnerships                                      2,030,143          2,280,011
                                                ------------       ------------
                                                  32,955,538         33,034,672

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                          3,322,213          3,322,213
 Capital in excess of par                          4,857,645          4,857,645
 Deficit                                         (11,416,191)       (11,927,587)
                                                ------------       ------------
                                                  (3,236,333)        (3,747,729)

 Less 232,228 shares of common stock
   held in treasury, at cost                       2,068,124          2,068,124
                                                ------------       ------------
                                                  (5,304,457)        (5,815,853)
                                                ------------       ------------
                                                $ 27,651,081       $ 27,218,819
                                                ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (Unaudited)

                                              Six Months Ended                   Three Months Ended
                                              ----------------                   ------------------
                                   October 31, 2001   October 31, 2000   October 31, 2001   October 31, 2000
                                   ----------------   ----------------   ----------------   ----------------
Revenues, Including Related
 Party Respectively:
   Sale of Real Estate                $  860,000         $   148,367        $        -0-       $        -0-
   Construction                           95,953             109,310             57,124             45,549
   Rental                              1,801,629           1,772,310            920,973            796,525
   Other                                 713,365             136,484            651,396             90,522
                                      ----------         -----------        -----------        -----------
                                       3,470,947           2,166,471          1,629,493            932,596
Costs and Expenses:

  Cost of Sales Real Estate              102,511              25,356             75,000                -0-
  Construction                            75,488              69,548             42,148             30,620
  Operating, selling, general
   and administrative                  1,263,119             952,277            804,404            506,095
  Interest                             1,005,453           1,041,897            518,339            505,650
  Depreciation and amortization          250,180             241,578            125,755            120,767
  Real estate taxes                      262,800             325,408             99,752             77,984
                                      ----------         -----------        -----------        -----------

                                       2,959,551           2,656,064          1,665,398          1,241,116
                                      ----------         -----------        -----------        -----------

Net Income Gain (Loss)                $  511,396         ($  489,593)       ($   35,905)       ($  308,520)
                                      ==========         ===========        ===========        ===========

Income Per Share                           $0.17              ($0.16)            ($0.01)            ($0.10)

Weighted Average Number of Common
  Shares Outstanding                   3,089,985           3,089,985          3,089,985          3,089,985
                                      ==========         ===========        ===========        ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

Cash flows from operating                              6 months ended                   3 months ended
 activities:                                      10/31/01         10/31/00         10/31/01       10/31/00
                                                -----------      -----------      -----------      ---------
Net Income (Loss)                               $   511,396      ($  489,593)     ($   35,905)     ($308,520)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation                                      232,534          229,726          115,993        114,906
  Amortization                                       17,646           11,852            9,762          5,861
  Gain on sale of real estate                      (859,990)                               -0-
  Changes in assets and liabilities:
    Increase (Decrease) in:

Accounts and notes receivable                       199,484          (17,202)        (604,719)      (254,974)

Deposits, escrows, prepaid and
     deferred expenses                           (1,371,790)        (319,633)      (1,368,366)       101,997
Accrued liabilities and
     deferred income                                 32,982           59,884          330,702        (20,281)

(Increase) Decrease in:

Acct's payable                                     (956,795)        (567,296)        (230,729)         9,591
                                                -----------      -----------      -----------      ---------

Net cash used in oper. activities                (2,194,533)      (1,092,262)      (1,783,262)      (351,420)
                                                -----------      -----------      -----------      ---------

Cash flow from investing activities:

Purchases of Investments                            221,096          (26,244)         221,096             --
 Purchase of equip & leasehold imp.                  (3,923)          (1,407)              --         (1,407)

Payments for:
 Additions to properties
   under construction                              (104,825)        (140,062)         (87,658)       (72,250)
                                                -----------      -----------      -----------      ---------

Net Cash provided by
 investing activities:                              112,348         (167,713)         133,438        (73,657)
                                                -----------      -----------      -----------      ---------

                  The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

                                                6 months ended                    3 months ended
                                            10/31/01         10/31/00         10/31/01       10/31/00
                                          -----------      -----------      -----------      ---------
Cash flows from operating activities:

 Proceeds from:
         Construction Loan                $        --      $   419,545      $        --      $      --
         Mortgage Payable                   2,000,000        1,575,000        2,000,000             --
         Notes Payable                        170,000          500,000               --             --

Principal payments on:
         Construction Loan                         --               --               --             --
         Mortgage Payable                    (175,811)        (147,995)         (89,139)       (80,742)
         Notes Payable                       (899,642)        (710,000)        (250,000)       (50,000)
         Gross Proceeds Sale of Real
           Estate                             860,000                                 --

Adv. from Related Parties and
  affiliated Parties                          203,147         (521,207)         141,717        285,205
                                          -----------      -----------      -----------      ---------

Net Cash Provided by Financing
  Activities                                2,157,694        1,115,343        1,802,578        154,463
                                          -----------      -----------      -----------      ---------
Net Increase (Decrease) in cash
  & Cash Equivalents                           75,509         (144,632)         152,754       (270,614)

Cash & Cash Equivalents
  Beginning of Period                          91,371          146,405           14,126        272,387
                                          -----------      -----------      -----------      ---------

Cash & Cash Equivalents
  End of Period                           $   166,880      $     1,773      $   166,880      $   1,773
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

      Revenue recognition:

      Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the periods ended October 31, 2001 and 2000.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended October 31, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended October 31, 2001 included the placing of a mortgage on a 50% owned shopping center in New Jersey. As a result of a equity distribution on that center our cost has fallen under zero. This will be followed with an additional debt financed distribution in the next quarter from funds held in escrow (approximately $400,000).

      This quarter produced a loss of ($35,905), (.01)per share compared to a loss of ($308,520), (.10) per share for the quarter ended October 31, 2000. The six months ended October 31,2001 produced an income swing of approximately $1,000,000 over the six months ended October 31, 2000. Of that amount $634,000 is from sale of Real Estate. The balance is reflected in other income (less certain increases in expenses). The other income reflected our ability to offset some of our expense to partnership projects.

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

PART II - OTHER INFORMATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

      Date: DEC. 14, 2001
      -------------------