Form 10-Q
period 2002-01-31
FIRST HARTFORD CORP
filed 2002-03-18
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Jan. 31, 2002                       Commission File No. 0-8862

                       ---------------------------------

                           First Hartford Corporation
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

        Maine                                                     01-0185800
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

 149 Colonial Road, Manchester, Connecticut                         06040
-------------------------------------------                  -------------------
  (Address of principal executive offices)                       (Zip Code)

                                 (860) 646-6555
                  -------------------------------------------
              (Registrant's telephone number, including area code)

                       ---------------------------------

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

      As of November 8, 1997, 3,089,985 shares of common stock of the Company were outstanding.

                           FIRST HARTFORD CORPORATION

                                      INDEX

      PART I. FINANCIAL INFORMATION                                     PAGE
                                                                        ----

Item 1. Financial Statements

           Independent Auditor's Review Letter                            1

           Consolidated Balance Sheets -
             Jan. 31, 2002 and April 30, 2001                           2 & 3

           Consolidated Statements of Operations
             Nine Months Ended Jan. 31, 2002 and 2001
             Three Months Ended Jan. 31, 2002 and 2001                    4

           Consolidated Statements of Cash Flows
             Nine Months Ended Jan. 31, 2002 and 2001
             Three Months Ended Jan. 31, 2002 and 2001                  5 & 6

           Note to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                8

      PART II. OTHER INFORMATION

             Signatures                                                   9

                [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of January 31, 2002, and the related consolidated statements of operations, and cash flows for the three months and nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Kostin, Ruffkess & Company, LLC

West Hartford, Connecticut
March 12, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

           Assets                                    Jan. 31,         April 30,
                                                       2002              2001
                                                   -----------       -----------
Real Estate and equipment:

 Developed properties                              $20,395,562       $20,627,572
 Equipment and leasehold improvements                  120,791           111,468
                                                   -----------       -----------
                                                    20,516,353        20,739,040

 Less accumulated depreciation                       2,081,996         1,748,778
                                                   -----------       -----------
                                                    18,434,357        18,990,262
 Properties under construction and
  investment in undeveloped properties                 173,147            19,048
                                                   -----------       -----------
                                                    18,607,504        19,009,310

Cash                                                   155,169            91,371

Accounts receivable, less allowance
 for doubtful accounts of $129 and
 $50,129 respectively                                  604,526         1,710,243

Deposits, escrows, and prepaid and
 deferred expenses                                   1,864,122           706,898

Investments in Affiliates                               67,500           847,500

Due from related parties and affiliated              3,116,912         3,153,497
  partnerships

Deferred Tax Assets                                  1,700,000         1,700,000
                                                   -----------       -----------

                                                   $26,115,733       $27,218,819
                                                   ===========       ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  Jan. 31,           April 30,
                                                    2002               2001
                                                ------------       ------------

Liabilities:

 Mortgages and notes payable:

  Mortgages payable                             $ 23,338,055       $ 21,710,399

  Notes Payable:
           Other                                   3,811,517          4,791,159
                                                ------------       ------------
                                                  27,149,572         26,501,558

 Accounts payable                                  1,591,481          2,863,259
 Accrued Liabilities                                 445,770            730,933
 Deferred Income                                     885,129            658,911

 Due to Related Parties and affiliated
 partnerships                                      1,582,279          2,280,011
                                                ------------       ------------
                                                  31,654,231         33,034,672
Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                          3,322,213          3,322,213

 Capital in excess of par                          4,857,645          4,857,645
 Deficit                                         (11,650,232)       (11,927,587)
                                                ------------       ------------
                                                  (3,470,374)        (3,747,729)

 Less 232,228 shares of common stock
   held in treasury, at cost                       2,068,124          2,068,124
                                                ------------       ------------

                                                  (5,538,498)        (5,815,853)
                                                ------------       ------------
                                                $ 26,115,733       $ 27,218,819
                                                ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                          Nine Months Ended                      Three Months Ended
                                          -----------------                      ------------------
                                 January 31, 2002    January 31, 2001     January 31, 2002   January 31, 2001
                                 ----------------    ----------------     ----------------   ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate                $  860,000         $   148,367         $       -0-         $       -0-
  Construction                          105,072             143,708               9,119              34,398
  Rental                              2,731,509           2,658,589             929,880             886,279
  Other                                 903,686             472,276             190,321             335,792
                                     ----------         -----------         -----------         -----------

                                      4,600,267           3,422,940           1,129,320           1,256,469
COSTS AND EXPENSES:
  Cost of Sale of Real Estate           102,511              25,356                 -0-                 -0-
  Construction                           86,110              81,318              10,622              11,770
  Operating, selling general
    and administrative                1,937,432           1,978,015             674,313           1,025,738
  Interest                            1,421,461           1,607,016             416,008             565,119
  Depreciation and amortization         376,673             362,456             126,493             120,878
  Real Estate Taxes                     398,725             523,209             135,925             197,801
                                     ----------         -----------         -----------         -----------

                                      4,322,912           4,577,370           1,363,361           1,921,306
                                     ----------         -----------         -----------         -----------

NET INCOME (LOSS) BEFORE
 INC. TAX                               277,355          (1,154,430)           (234,041)           (664,837)
Federal Income Tax                          -0-                 -0-                 -0-                 -0-
                                     ----------         -----------         -----------         -----------
NET INCOME (LOSS) AFTER
 INC. TAX                            $  277,355         ($1,154,430)        ($  234,041)        ($  664,837)
                                     ==========         ===========         ===========         ===========

INCOME (LOSS) PER SHARE              $     0.09         ($     0.37)        ($     0.08)        ($     0.22)

Weighted Average Number of
  Common Shares Outstanding           3,089,985           3,089,985           3,089,985           3,089,985
                                     ==========         ===========         ===========         ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                January 31, 2002
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                               9 months ended                    3 months ended
 activities:                                      01/31/2002        01/31/2001      01/31/2002      01/31/2001
                                                 -----------       -----------      ----------      ----------
 Net Profit (Loss)                               $   277,355       ($1,154,430)      ($234,041)      ($664,837)

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation                                       348,569           344,632         116,035         114,906
  Amortization                                        28,104            17,824          10,458           5,972

  Gain on sale of Real Estate                       (859,990)

  Changes in assets and liabilities:
    Increase (Decrease) in:

  Accounts & Notes Receivable                      1,105,717           (59,241)        906,233         (42,039)
  Deposits, escrows, prepaid and
     deferred expenses                            (1,185,328)          369,052         186,462         688,685
  Accrued liabilities                                (58,945)          (22,890)        (91,927)        (82,774)

   Decrease in:

Acct's payable                                    (1,271,778)         (515,956)       (314,983)         51,340
                                                 -----------       -----------       ---------       ---------

Net cash used in oper. activities                 (1,616,296)       (1,021,009)        578,237          71,253
                                                 -----------       -----------       ---------       ---------

Cash flow from investing activities:

 Purchase of Investments                             780,000           (26,244)        558,904             -0-
 Purchase of equip & leasehold imp.                   (9,323)           (1,737)         (5,400)           (330)
 Reduction in Prior Development Cost                 232,000                           232,000

Payments for:
 Additions to properties
   under construction                               (169,450)         (162,834)        (64,625)        (22,772)
                                                 -----------       -----------       ---------       ---------
 Net Cash used in investing
   activities:                                       833,227          (190,815)        720,879         (23,102)
                                                 -----------       -----------       ---------       ---------

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                     INCREASE (DECREASE) IN CASH EQUIVALENTS

Cash flows from operating                         9 months ended                      3 months ended
 activities:                                01/31/2002        01/31/2001        01/31/2002      01/31/2001
                                           -----------       -----------       -----------      ----------
Cash flows from financing activities:

 Proceeds from:
       Mortgage Payable                      2,000,000         1,994,545               -0-             -0-
       Notes Payable                           170,000           500,000               -0-             -0-

Principal payments on:
       Mortgage Payable                       (372,344)         (251,597)         (196,533)       (103,602)
       Notes Payable                        (1,149,642)         (785,001)         (250,000)        (75,001)
Gross Proceeds Sale of Real Estate             860,000               -0-               -0-             -0-

Adv. from Related Parties and
  affiliated Parties                          (661,147)         (261,174)         (864,294)        260,033
                                           -----------       -----------       -----------       ---------
Net Cash Provided by (used in)
 Financing Activities                          846,867         1,196,773        (1,310,827)         81,430
                                           -----------       -----------       -----------       ---------

Net Increase (Decrease) in cash
  & Cash Equivalents                            63,798           (15,051)          (11,711)        129,581

Cash & Cash Equivalents
  Beginning of Period                           91,371           146,405           166,880           1,773
                                           -----------       -----------       -----------       ---------

Cash & Cash Equivalents
  End of Period                            $   155,169       $   131,354       $   155,169       $ 131,354
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

      Revenue recognition:

      Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the periods ended January 31, 2002 and 2001.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended January 31, 2002 and 2001 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The nine months ended January 31, 2002 included the placing of a mortgage on a 50% owned shopping center in New Jersey. As a result of an equity distribution on that center our cost has fallen under zero. The Investment in affiliate has been reduced by $780,000 due to this distribution.

      This quarter produced a loss of ($234,041), (.08)per share compared to a loss of ($664,837), (.22) per share for the quarter ended January 31, 2001. The nine months ended January 31, 2002 produced an income swing of approximately $1,400,000 over the nine months ended January 31, 2002. Of that amount $634,000 is from sale of Real Estate. The balance is reflected in other income (less certain increases in expenses). The other income reflected our ability to offset some of our expense to partnership projects.

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

                                        FIRST HARTFORD CORPORATION


                                        /s/ Stuart Greenwald
                                        -------------------------------
                                            Stuart Greenwald, Treasurer
                                            Chief Financial Officer
                                            (Duly Authorized Officer,
                                            Principal Financial and
                                            Accounting Officer)

Date: March 18, 2002