Form 10-K
period 2002-04-30
FIRST HARTFORD CORP
filed 2002-09-20
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                Commission File No.  0-8862
    April 30, 2002

                           FIRST HARTFORD CORPORATION
                          (Exact name of registrant as
                            specified in its charter)

          Maine                                                   01-0185800
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester, Connecticut          06045-1270
(Address of principal executive offices)                           (Zip Code)

                                 (860) 646-6555
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     1. Common Stock, par value $1 per share

The Company hereby indicates by checkmark whether it (1) has filed all reports required to be filed by Section 11 or 10 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     YES                        NO   X
                         -----                     -----

Based on the most recent sales, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,271,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                     YES                        NO   X
                         -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 3,089,985.

PART I
Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described form time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

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

      The real estate, owned and managed by the Company through various subsidiaries, is located in Connecticut, New Jersey, Texas and Rhode Island. Tenants are obtained through brokers and employed representatives of the Company, by means of newspaper advertisements, inquiries by potential tenants at the Company's on-site offices, and direct contacts with retail stores, banks and other potential commercial tenants.

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

      At April 30, 2002, the Company employed approximately 24 persons.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries:

                                                   Available Space
Location                                           or Facilities                         Ownership
Commercial Properties:          Use                and Major Tenants                      Status
----------------------          ---                -----------------                      ------
Lubbock,                        Strip                162,404 sq. ft.                      Owned by a partnership
Texas                           Shopping             Walmart 51%                          in which a subsidiary of the
                                Center               TJ Maxx 15%                          Company is the general
                                                                                          partner with a 1% interest.

Plainfield,                     Strip                60,150 sq. ft.                       Owned by a subsidiary of the
Connecticut                     Shopping             Big Y 64%                            Company.  There is an
                                Center                                                    outside equity interest in
                                                                                          connection with the financing

Putnam,                         Shopping             56,877 sq. ft.                       Owned by a subsidiary of the
CT                              Center               T. J. Maxx 46%                       Company and part of a
                                                                                          Shopping Center complex.

Mt. Olive,                      Shopping             105,274 sq. ft.                      Owned by a subsidiary of the
New Jersey                      Center               A & P 59%                            Company.
                                                     Kindercare-Land Lease 10%

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

      These two lawsuits made claims for 1) Common Law Indemnity; 2) Common Law Contribution; 3) Continuing Nuisance and 4) Continuing Trespass regarding alleged violation(s) of environmental laws in connection with property located in Waterville, Maine. On information and belief, Waterville Industries (or its affiliates or assigns)is the current owner of property located in Waterville, Maine, which includes two waste treatment lagoons.FHC, through an affiliate, formerly owned the property, and the Maine Guarantee Authority, predecessor to the Financial Authority of Maine (FAME) also owned the property prior to its transfer to Waterville Industries.

      Recently, First Hartford Corporation ("FHC") made a Form 8-K Filing with respect to the aforenoted matter. This filing went into some detail regarding the apparent static nature of this lawsuit and the unexpected simultaneous entry of state court judgments (on March 7, 2002) against FHC in the respective amounts (not including pre or post trial interest) of $2,941,000.00 in favor of Waterville Industries, Inc. ("WPI") and $2,700,000.00 in favor of the Finance Authority of Maine ("FAME").

As noted in the aforesaid 8-K, FHC appealed the entry of said judgments on a number of grounds. As a result of said appeal (which is still pending as to the WPI Judgment), the FAME judgment has been deleted and is a nullity. Furthermore, WPI, together with the DEP for the State of Maine, have agreed with FHC to settle the case for a lump sum payment of $250,000.00 payable on or before November 1, 2002. Management feels this settlement is appropriate given the size of the judgment, the expense of the appeal and the time and expense and continued exposure of a new trial which would result even if the appeal was successful. The above settlement will include releases from both WPI and the State of Maine. If FHC is unable to raise the funds to make the November 1, 2002 payment, it has reserved its rights to continue with the appeal. Based upon these considerations, FHC believes it is appropriate to accrue a liability of $250,000.00 with respect to this matter.

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

Based upon a number of factors, in 2001, FHC determined it was no longer cost effective or practical to continue to pursue this litigation. As a result, FHC moved to withdraw as plaintiff on June 13, 2001. The FDIC thereafter consented to appear as an Involuntary Plaintiff but determined that it would not file a complaint. FHC also consented to and/or filed motions which would have permitted certain qualified shareholders of Dollar Dry Dock to continue the litigation provided they filed to substitute as plaintiff for FHC on or before April 2, 2002. FHC has no knowledge of any such substitution having occurred. As a practical matter therefore, this case is concluded as to FHC.

Wal-Mart Real Estate Business Trust, v. New Hawthorn Management Services, Inc., ("NHMS") Robert Piermarini, Trustee of A. P. Realty Trust and Ruth Piermarini, Trustee of R&O Leominster Realty Trust, Third party Defendants.

The above referenced case was originally filed by NHMS against Wal- Mart (and the Piermarini defendants) in the federal district court of Massachusetts but was withdrawn due to lack of complete diversity jurisdiction.

After the aforesaid withdrawal, NHMS was preparing to re-file the same complaint in the state court of Massachusetts. However, Wal-Mart chose to file in the state court first and is thus the plaintiff in the above referenced matter styled Superior Court Civil Action No. 01- 0810A. On information and belief, Wal- Mart claims NHMS breached a purchase and sale agreement by failing to, inter alia, provide an environmentally clean site and a requested (by Wal-Mart) clarification of a local planning board approval along with various lien waivers. Wal-Mart claims these breaches caused it not to purchase the property and is seeking the return of its $425,000.00 deposit along with reimbursement of certain expenses allegedly in the low six figure range.

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

During the pendency of this lawsuit, Wal-Mart has filed a motion for partial summary judgment against NHMS in an effort to limit its damages, if any, to $200,000 based upon a liquidated damages clause in the original contract. NHMS has opposed this motion primarily on the basis that an amendment to the original contract effectively terminated the liquidated damages provision. A ruling on this motion is pending. NHMS is confident that it will prevail in its opposition to Wal-Marts motion.

OTHER PROCEEDINGS

      For proceedings involving officers and directors, see Item 10(f). on page 30.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The last meeting of security holders was held on February 13, 1986. The Company did not solicit proxies and the Board of Directors as previously reported were re-elected in its entirety.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's common stock, $1 par value, is traded over-the- counter. Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at www.pinksheets.com
- symbol FHRT.

      The Company has paid no cash dividends in the last five years.

      Small sales of the common stock have occurred from time to time, we believe the range to be .25 to .85.

      The number of shareholders of record for the Company's common stock as of April 30, 2002, is approximately 900.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended April 30, 2002, 2001, 2000, 1999 and 1998

      The selected financial data set forth below for the years ended April 30, 2002, 2001, 2000, 1999 and 1998 are derived from the Company's financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in
Item 8 which are incorporated therein by reference.

                                                                                                       (Unaudited)
                                            2002            2001            2000            1999            1998
                                       ------------    ------------    ------------    ------------    ------------
Revenues, net                          $  6,281,489    $  5,880,747    $  3,904,267    $  2,864,744    $ 26,096,474
Net Income (Loss)                          (187,458)       (381,536)       (906,170)       (507,501)      9,160,515

  Weighted Average Number
  of Shares Outstanding                   3,089,985       3,089,985       3,089,985       3,089,985       3,089,985

Income (loss)per Share                        ($.06)          ($.12)          ($.29)          ($.16)         ($2.96
                                              =====           =====           =====           =====          ======

Balance Sheet Data

Properties under Construction
  and Investment in
  Undeveloped
  Properties                           $      6,500    $     19,048             -0-    $ 11,641,378    $  2,948,678
Real Estate&Equipment Net                18,557,736      18,990,262      19,192,130       6,555,321       5,269,443

Total Assets                             25,832,088      27,218,819      25,122,992      22,876,192       9,788,054

Construction Loans, Notes,
  Mortgages Payable and
  Finance Obligations                    26,925,990      26,501,558      25,729,301      21,829,694      10,147,730

Accounts Payable and Accrued
  Liabilities                             2,243,256       3,594,192       3,019,427       3,740,021       3,152,503

Shareholders' Deficit                  $ (6,003,311)   $ (5,815,853)   $ (5,434,317)   $ (4,528,147)   $ (4,020,646)
                                       ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations                               2002        2001        2000

 Income (Loss) before
                  income tax                   (181.458)   (381,536)   (999,729)
 Less non-recurring income                          -0-     971,698          --
 Add non-recurring expense                      250,000     470,456          --
 Operating results                               68,542    (882,778)   (999,729)
 Per share                                          .02        (.29)       (.32)

      The year ended April 30, 2002 produced a Pretax Gain from operations prior to Non-recurring items of $68,542 (.02) which compares to a loss of $882,778 (.29) and $999,729 (.32) in years ended April 30, 2001 and 2000. The increase in income is mostly attributable to the sale of miscellaneous parcels of Real Estate. For the years ended April 30, 2002, 2001 and 2000 the Company earned $753,000, $123,000 and $16,000 respectively from the sale of Real Estate. During the current year, the company earned $513,000 for service and development fees from properties which the Company has a minority interest which compares to $687,000 in the prior year. Related costs are carried in expenses.

Capital Resources and Liquidity

      In recent years, the Company has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced to manageable levels.

      New properties have equity partners and the Company does not have control of operations as a result of which these properties are not carried in the balance sheet or statement of operations (see note for details) and we reported in the statement of operations as Income(Loss) from minority operations.

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

                                    I N D E X

                                                                           Pages
                                                                           -----
Independent Auditors' Report                                                 12

Consolidated Balance Sheets - April 30, 2002 and 2001                     13-14

Consolidated Statements of Operations For Years Ended
       April 30, 2002, 2001 and 2000                                         15

Consolidated Statements of Shareholders' Deficit
       for the Years Ended April 30, 2002, 2001 and 2000                     16

Consolidated Statement of Cash Flows for the Years Ended
   April 30, 2002, 2001 and 2000                                          17-18

Notes to Consolidated Financial Statements                                19-28

Schedule III Real Estate and Accumulated Depreciation                        43

Schedule IV Mortgage Loans on Real Estate                                    44

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

                [Letterhead of Kostin, Ruffkess & Company, LLC]

To The Shareholders of
 First Hartford Corporation and Subsidiaries
Manchester, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K for the years ended April 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2002 and 2001, and the results of its consolidated operations and consolidated cash flows for the years ended April 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kostin, Ruffkess & Company, LLC

Farmington, Connecticut
September 10, 2002

                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2002 AND 2001

                                     ASSETS

                                                           2002          2001
                                                           ----          ----
  Real estate and equipment:

     Developed properties                              $20,630,451   $20,627,572

     Equipment and leasehold improvements                  135,869       111,468
                                                       -----------   -----------
                                                        20,766,320    20,739,040
  Less accumulated depreciation
    and amortization                                     2,208,584     1,748,778
                                                       -----------   -----------
                                                        18,557,736    18,990,262
  Properties under construction and
    investment in undeveloped properties                     6,500        19,048
                                                       -----------   -----------
                                                        18,564,236    19,009,310

  Cash                                                      67,748        91,371
  Accounts and notes receivable, less allowance
     for doubtful accounts of $130 in 2002
     And $50,129 in 2001                                   227,911     1,710,243

  Deposits, escrows and prepaid and
     deferred expenses                                   1,769,745       706,898

  Investment in affiliates                                 547,592       847,500

  Due from related parties and affiliates                2,954,856     3,153,497

  Deferred Tax Assets (net of valuation
allowance of $2,400,000 in 2002 and
      $1,700,000 in 2001)                                1,700,000     1,700,000
                                                       -----------   -----------
                                                       $25,832,088   $27,218,819
                                                       ===========   ===========

                                   (Continued)

    The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             APRIL 30, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        2002            2001
                                                   ------------    ------------
Liabilities:
  Mortgages and notes payable:

      Mortgages payable                            $ 23,507,331    $ 21,710,399
      Notes Payable - Other                           3,418,659       4,791,159
                                                   ------------    ------------
                                                     26,925,990      26,501,558

  Accounts payable                                    1,572,972       2,863,259

  Accrued liabilities                                   670,284         730,933

  Deferred income                                       331,438         658,911

  Other liabilities                                     632,500             -0-

  Due to related parties and affiliates
                                                      1,702,215       2,280,011
                                                   ------------    ------------
                                                     31,835,399      33,034,672
                                                   ------------    ------------

Shareholders' deficit
  Common stock, $1 par; Authorized 6,000,000
   shares; Issued 3,322,213 shares                    3,322,213       3,322,213
  Capital in excess of par                            4,857,645       4,857,645
  Deficit                                           (12,115,045)    (11,927,587)
                                                   ------------    ------------
                                                     (3,935,187)     (3,747,729)
Less 232,228 shares of common
   stock held in treasury, at cost                    2,068,124       2,068,124
                                                   ------------    ------------
                                                     (6,003,311)     (5,815,853)
                                                   ------------    ------------
                                                   $ 25,832,088    $ 27,218,819
                                                   ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR YEARS ENDED APRIL 30, 2002, 2001 AND 2000

                                          2002           2001           2000
                                      -----------    -----------    -----------
Revenues:

     Sale of real estate              $   860,000    $   148,367    $    28,647
     Construction                         130,376        159,918        295,073
     Rental                             3,577,434      3,494,896      3,044,518
     Other                              1,713,679      1,105,868        536,029
     Non-Recurring Items                      -0-        971,698            -0-
                                      -----------    -----------    -----------
                                        6,281,489      5,880,747      3,904,267
                                      -----------    -----------    -----------
Cost and expenses:
     Cost of sales,
           real estate                    102,511         25,356         12,678
     Construction                          97,643         88,337        176,025
     Operating                          1,635,093      1,486,697      1,070,988
     Interest                           2,014,251      2,156,037      1,881,884
     Depreciation and
      amortization                        503,975        493,404        388,703
     Selling, general and
      administrative                    1,221,546        979,750        984,569
     Property taxes                       535,520        562,246        389,149
     Non-Recurring Expense                250,000        470,456            -0-
                                      -----------    -----------    -----------
                                        6,360,539      6,262,283      4,903,996
                                      -----------    -----------    -----------
Net Loss from Operations                   79,050       (381,536)       999,729
Minority Interest                        (102,408)           -0-            -0-
                                      -----------    -----------    -----------

Loss before income tax
   provision (benefit)                   (181,458)      (381,536)      (999,729)
Income tax provision (benefit)              6,000            -0-        (93,559)
                                      -----------    -----------    -----------

Net loss                              ($  187,458)   ($  381,536)   ($  906,170)
                                      ===========    ===========    ===========

Basic Earning per share                     ($.06)        $(0.12)        $(0.29)
                                            =====         ======         ======

Weighted average number of
  shares outstanding                    3,089,985      3,089,985      3,089,985
                                        =========      =========      =========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

                                                   Capital
                                                   in excess                      Treasury
                                  Common stock      of par          Deficit         stock          Total
                                 -------------   ------------    -------------   -----------    -----------
Balance, April 30, 1999              3,322,213      4,857,645      (10,639,881)   (2,068,124)    (4,528,147)
                                 -------------   ------------    -------------   -----------    -----------

Net Loss                                    -0-            -0-        (906,170)           -0-      (906,170)
                                 -------------   ------------    -------------   -----------    -----------

Balance, April 30, 2000              3,322,213      4,857,645      (11,546,051)   (2,068,124)    (5,434,317)
                                 =============   ============    =============   ===========    ===========

Net Loss                                    -0-            -0-        (381,536)           -0-      (381,536)
                                 -------------   ------------    -------------   -----------    -----------

Balance, April 30, 2001              3,322,213      4,857,645      (11,927,587)   (2,068,124)    (5,815,853)
                                 =============   ============    =============   ===========    ===========

Net Profit                                  -0-            -0-        (187,458)           -0-     (187,458)
                                 -------------   ------------    -------------   -----------    -----------

Balance, April 30, 2002          $   3,322,213   $  4,857,645    ($ 12,115,045)  ($2,068,124)   ($6,003,311)
                                 =============   ============    =============   ===========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

Cash flows from operating activities:                2002           2001           2000
                                                 -----------    -----------    -----------

  Net profit or (loss)                           ($  187,458)   ($  381,536)   ($  906,170)

  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:

     Depreciation                                    463,406        459,120        367,394

     Amortization                                     40,579         34,284         21,309

     Deferred tax asset                                  -0-            -0-        (93,559)

     Deferred income                                (327,473)       658,911            -0-

     Non-recurring income                                -0-       (971,698)           -0-

         (Increase) decrease in:
      Accounts receivable, net                     1,482,332     (1,545,054)       (95,236)

      Deposits, escrows, prepaid  and
          deferred expenses                       (1,103,426)       370,553         34,898

         Increase (decrease) in:
      Accrued liabilities                            (60,649)       120,006        102,741

         Other liabilities                           632,500            -0-            -0-
      Accounts payable                            (1,290,287)     1,251,454       (823,335)
                                                 -----------    -----------    -----------

   Net cash provided by (used in)
     operating activities                           (350,476)        (3,960)    (1,391,958)
                                                 -----------    -----------    -----------

Cash flows from investing activities:

   Investment in affiliates                          299,908       (847,500)           -0-

   Purchases of equipment and leasehold
    improvements                                     (30,879)        (3,772)        (9,656)

   Reduction in prior development cost               232,000            -0-            -0-

   Additions to developed properties                (219,453)      (272,528)    (1,353,169)
                                                 -----------    -----------    -----------

   Net cash used in
     investing activities:                       $   281,576    ($1,123,800)   ($1,362,825)
                                                 -----------    -----------    -----------

    The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

Cash flows from financing activities:              2002            2001           2000
                                                   ----            ----           ----
  Proceeds from:
     Construction Loan Payable                         $-0-     $ 419,545      $2,438,743

     Mortgage Payable                            2,297,858      1,994,546      12,600,000
     Notes payable                                 170,000        500,000       1,782,500

  Principal payments on:

     Construction loans payable                         -0-      (419,545)    (12,600,000)
     Mortgages payable                            (500,926)      (337,286)       (221,636)
     Notes payable                              (1,542,500)    (1,210,000)       (100,000)

  Advances to/from related parties and
   affiliated partnerships                        (379,155)       125,466      (1,104,436)
                                               -----------    -----------    ------------
  Net cash provided by
   financing activities                             45,277      1,072,726       2,795,171
                                               -----------    -----------    ------------
Net increase (decrease) in cash and cash
  equivalents                                      (23,623)       (55,034)         40,388

Cash and cash equivalents, beginning of year        91,371        146,405         106,017
                                               -----------    -----------    ------------
Cash and cash equivalents, end of year         $    67,748    $    91,371    $    146,405
                                               ===========    ===========    ============

Supplemental data:

Cash paid during the year for interest         $ 2,001,227    $ 1,993,998    $  1,784,459
                                               ===========    ===========    ============

Cash paid during the year for income
taxes                                                   -0-           $-0-            $-0-
                                               ===========    ===========    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

1. Summary of Significant accounting policies:

      Description of business:

      First Hartford Corporation (the Company) was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate. The Company extends credit to companies/tenants throughout the United States.

      Principles of consolidation:

      The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, including partnerships in which the Company is a majority owner or has substantial control. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale). The Company records its investment in partnerships in which it is not a majority owner on the equity method. Construction revenue and cost for minority interests are also eliminated.

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

1. Summary of significant accounting policies (continued):
Real Estate and Equipment (continued):

      Properties under construction amounted to $6,500 and $19,048 at April 30, 2002 and 2001.

      Following accounting practices of the real estate industry, interest and property taxes are capitalized for those projects which have a current development plan. In addition, properties under construction include revenue and operating expenses through substantial completion of the property. When property is substantially completed, the costs of property constructed for the Company's own use are transferred to developed properties and depreciation commences. Because the Company has not built for its own account in the last two years, there has not been any capitalization of interest or Real Estate taxes for years ended 2002 and 2001. For the year ended April 30, 2000, $135,462 of interest and $44,539 of Real Estate taxes were capitalized.

      Depreciation is provided using the straight line method for financial reporting purposes based on the following estimated useful lives:

          Description               Range in Years

       Developed properties                40

       Equipment and leasehold
            improvements                  3 - 10

      Leasing commissions and financing costs (included in deposits, escrows, and prepaid and deferred expenses in the accompanying balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively. In addition, the Company capitalizes pre-development costs relating to potential new development projects. If the project is abandoned, the related costs will be expensed.

      Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

      The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts. Income or loss resulting from the disposal of properties and equipment is included in the consolidated statements of operations.

      Concentration of Credit Risk

      The Company has a dependency on supermarkets for strip malls. Approximately 20% of the Company's revenue is from A&P, in 2002, 21% in 2001 and 28% in 2000.

                  FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

1. Summary of significant accounting policies (continued):

      Revenue recognition:

      Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the reporting period.

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

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

2. Going concern:

      Since the 1992 - 1994 period when the deficit in equity exceeded $23,000,000, the Company has achieved substantial improvements that have reduced the deficit to approximately $6,000,000. The improvements were a result of selling properties and partnership interests. On a short term basis, it is unrealistic to expect that the Company can continue to generate sales of any magnitude on its existing asset base without negatively impacting its current cash flow. Unless cash flow can be generated from other services, conditions raise doubt about the Company's ability to continue as a going concern and meet its obligations as they become due. That being said the Company has significantly increased its development team. While this will result in higher operating expenses, it hopefully will lead to new projects.

3. Construction loans, mortgages, and notes payable:

                                                   2002         2001
                                                   ----         ----

    Construction Loans and
     Mortgage notes ranging from 7.00%
     to 8.87% and 1 1/2% over the
     prevailing Prime Rate.  Maturities
     are at various dates through 2028.
     The loans are secured by the
     respective real estate and
     guaranteed by the President of
        the Company.                           $23,507,331   $21,710,399

    Notes payable, at interest rates
     of 1% to 1 1/2% over the prevailing
         prime rate and fixed rate of
     6% maturing at various dates or
     demand.  The loans are unsecured
         and guaranteed by the President
         of the Company.                         1,168,659     2,541,159

         Notes payable,non-interest
     bearing to an affiliate with no
     specific repayment terms.                   2,250,000     2,500,000
                                                 ---------    ----------
                                               $26,925,990   $26,501,558
                                               ===========   ===========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

      Aggregate principal payments due on the above debt during the next five years are as follows:

               Year Ended April 30
                      2003                        $   535,145
                      2004                            933,637
                      2005                            973,811
                      2006                          1,017,381
                      2007                          3,535,047

4. Pledge of stock of subsidiaries:

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

5. Related party transactions:

    Amounts included in revenue resulting from transactions with companies affiliated by common ownership and/or management are as follows:

                                   2002             2001            2000

     Management and
      service fees               1,468,495        1,005,248        376,726
     Maintenance/Repairs              --               --           14,806
     Interest income                28,160           28,160         28,160

     Construction Income               -0-              -0-        116,640
                                ----------       ----------       --------

                                $1,496,655       $1,033,408       $536,332
                                ==========       ==========       ========

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

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

6. Accrued liabilities:

                                          2002          2001
       Accrued:
        Federal income taxes           $ 51,850        45,850
        Taxes-other                     184,646       181,068
        Interest                        312,167       331,854
        Other                           121,621       172,161
                                       --------      --------
                                       $670,284      $730,933
                                       ========      ========

7. Non-Recurring Items:

      Income from non-recurring items are as follows:

                                           2002         2001         2000
Income
   Gain on write off of
   prior period liabilities             $      -0-   $  971,698   $      -0-
                                        ==========   ==========   ==========

Cost and expense
   Loss of investment                   $      -0-   $  470,456   $      -0-
   Settlement of Environmental
   Lawsuit                              $  250,000   $      -0-   $      -0-
                                        ==========   ==========   ==========

      Included in 2002 is a $250,000 (.08 per share) expense for settlement of a lawsuit in Waterville, Maine. Although management believes it would probably be successful in an appeal, it would be prudent not to risk additional expense and possibly remain liable for a very significant amount of money.

      Included in 2001 is an investment write-off of $470,456 (.15 per share). The investment is comprised of option payments and development cost related to property in Leominster, Massachusetts, which was under contract to purchase and resell to Wal-mart. Wal-mart violated that contract and refused to close. There is an active lawsuit on this matter. The financial statements do not include any revenue relating to this litigation.

8. Employee Retirement Plan:

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

      In January, 1997, the Company had come to settlement terms with the Pension Benefit Guaranty Corporation (PBGC) and the Department of Labor

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

(DOL). Under the settlement, the Company has given the PBGC a 10 year Note of approximately $670,000 (6% interest payable quarterly) which is guaranteed by a Bond of an Insurance Company.

9. Subsequent events

      Although the business plan between the partners of the Cranston Parkade had been to sell the property, recoup investments and realize a profit, the plan has been stalled. The Chapter 11 filing of Kmart and their inability to confirm leases has negatively impacted the value of the property. Instead of a sale, the partners entered into a refinancing whereby the construction loan of $22,250,000 was replaced with a $25,350,000 mortgage. From that amount, $1,350,000 was a hold back concerning the Kmart Chapter 11. Due to the onerous terms that would have been in effect in the event of a non-sale by August, 2002, a new partnership agreement was reached. The agreement calls for a matching of equity to partnership interest which eliminates all preferences. As a result, the Company investment had to increase by $675,000. Much of these funds came out of the refinancing and available cash from the partnership.

      Cash flow from the Property will be severely restricted for the next year until a Kmart escrow target is reached. If Kmart confirms the lease and comes out of Chapter 11, the reserve will be distributed.

10. Income Taxes

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

      The income tax provision (benefit) is comprised of the following:

                                    2002         2001         2000
Current benefit                   $ 6,000      $   -0-      $   -0-
Deferred                              -0-          -0-       (93,559)
                                  -------      -------      --------

                                  $ 6,000      $   -0-      $(93,559)
                                  =======      =======      ========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

10. Income Taxes (Continued)

      The components of the net deferred tax asset the following:

                                      2002           2001           2000

Tax effect of net operating
    loss carry forwards           $ 4,100,000    $ 3,400,000    $ 3,400,000
 Valuation allowance               (2,400,000)    (1,700,000)    (17000,000)
                                  -----------    -----------    -----------
                                  $(1,700,000)   $(1,700,000)   $(17000,000)
                                  ===========    ===========    ===========

      The Company has set up an allowance of sixty percent (60%) in 2002 and 50% in 2001 and 2000 against the deferred tax asset since the likelihood of realization cannot be determined.

      At April 30, 2002, the Company has net operating loss carry forwards of approximately $12,000,000. Approximately $4,700,000 expire in 2004, $1,200,000 expire in 2007, $3,600,000 expire in 2012, $1,200,000 expire in 2014, $1,000,000 expire in 2015 and $300,000 in 2016.

11. Leases

      The Company leases commercial real estate under various operating leases expiring in various years through 2024. The real estate available for lease have a carrying value of $20,453,033 and accumulated depreciation of $2,101,206.

      Minimum future rentals to be received on non-cancellable leases as of April 30, 2002 for each of the next five years are as follows:

           2003                   $2,634,756
           2004                   $2,750,099
           2005                   $2,769,649
           2006                   $2,681,295
           2007                   $2,542,378

12. Investments

      The Company has investments in partnerships and joint ventures which own two shopping centers and is constructing a third shopping center. These investments are accounted for on the equity method. They are the following:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

Dover - New Jersey

      Operating property
      Operating data - April 30
      Company ownership - 50% investment at inception was $147,500


                            (Unaudited)      (Unaudited)      (Unaudited)
                               2002             2001             2000
                               ----             ----             ----

      Assets                $14,629,989     $ 13,203,924      $7,991,784
      Liabilities            16,052,434       13,157,201       7,991,784
      Members capital            94,585           46,723            --
      Revenue                 2,063,047        1,607,725            --
      Expenses                1,951,643        1,708,502            --
      Net (loss)                111,404         (100,777)           --

      The property's major tenant is Stop & Shop which provided 50% of the total revenue in 2002. This tenant started paying rent in July, 2001.

      In November 2001, this property was refinanced and each of the partners received a $632,500 debt financial distribution. This amount is carried as other liabilities.

Cranston - Rhode Island

     Under construction
     Operating data - December 31
     Company ownership - 25% investment at inception $700,000

                                    Audited         Audited      Unaudited
                                     2001            2000          1999
                                     ----            ----          ----

      Assets                    $ 29,094,595     $10,671,331    $1,037,120
      Liabilities                 22,029,481       3,171,331       665,485
      Partners capital             7,065,114       7,500,000       371,635
      Revenue                        326,907
      Expenses                       761,793
      Net (loss)                    (434,886)

      The property has two major tenants, Stop & Shop and Kmart. Stop & Shop will account for approximately 33% of revenue and Kmart 29%.

      The Company is a 50% member in another Joint Venture that owns land in Cranston adjacent to the shopping center. This property is currently under development.

Lubbock - Texas

      The Company has performed services for a partnership in exchange for a one percent general partner interest.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000


Lubbock, Texas (Continued)

      The Company is contingently liable for the satisfaction of all liabilities of the Partnership. Summarized unaudited financial data for the Partnership as of April 30, 2002, 2001 and 2000 is as follows:

                                   2002           2001           2000
                                (Unaudited)    (Unaudited)    (Unaudited)

      Assets                    $ 5,218,801    $ 5,271,866    $ 5,070,768
                                ===========    ===========    ===========


      Liabilities               $ 7,651,859    $ 7,759,741    $ 7,783,654
      Partners' capital          (2,433,058)    (2,487,875)    (2,712,886)
                                -----------    -----------    -----------
                                $ 5,218,801    $ 5,271,866    $ 5,070,768
                                ===========    ===========    ===========

      Revenues                  $ 1,184,041    $ 1,188,879    $ 1,221,098
      Expenses                   (1,129,224)      (963,767)    (1,158,384)
                                -----------    -----------    -----------

      Net Income                $    54,817    $   225,112    ($   62,714)
                                ===========    ===========    ===========

13. Fair Value of Financial Instruments:

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

                                               Carrying        Estimated
                                               Amount          Fair Value

Assets:
    Cash                                       $    67,748     $    67,748
    Accounts and notes
      receivable                                   227,911         227,911
            Deposits, escrows and prepaid
      and deferred expenses                      1,769,745       1,769,745

Liabilities:
    Accounts payable                           $ 1,572,972     $ 1,572,972
    Accrued expenses                               670,284         670,284
    Mortgages and notes payable                 26,925,990      26,925,990

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE Company

(a)   Identification of Directors

      The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

  Name                  Age         Position             Period of Service

Neil H. Ellis            74         President              l966 - Present

Stuart I. Greenwald      60     Treasurer/Secretary        1980 - Present

David B. Harding         57         Director               1992 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)   Identification of Executive Officers

      The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

  Name                  Age         Position             Period of Service

Neil H. Ellis            74         President              1968 - Present

Stuart I. Greenwald      60     Treasurer/Secretary        1978 - Present

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

      3. Orders, judgments or decrees of State or Federal authority barring, suspending or otherwise limiting any securities dealing or business practices or barring association with persons engaged in such activities, except for the action described in 2. above.

      4. Any findings in a civil action or by the SEC that such person violated any Federal or State securities law, except for the action described in 3. above.

ITEM 11. REMUNERATION

      There is set forth below information relating to all direct remuneration paid by the Company during the year ended April 30, 2002 to each director and each executive officer of the Company whose aggregate remuneration totaled $60,000 and to all directors and officers of the Company as a group.


Name or Number of Persons                                    Other
  in Group and Capacity                       Salary     Compensation(1)
-------------------------                     ------     ---------------

      Neil H. Ellis, President                $135,062
      Stuart Greenwald, Treasurer             $ 96,491

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Pages
(a) (1) The following financial statements are included in Part II, Item 8:

          Financial Statements:

          Report of Independent Auditor                                       12

          Consolidated Balance Sheets - April 30, 2002
            and 2001                                                       13-14

          Consolidated Statements of Operations -
            Years Ended April 30, 2002, 2001 and 2000                         15

          Consolidated Statements of Shareholders'
            Deficit for the years Ended April 30, 2002,
            2001 and 2000                                                     16

          Consolidated Statement of Cash Flows for the
          years ended April 30, 2002, 2001 and 2000                        17-18


          Notes to Consolidated Financial Statements                       19-28

     (2) The following financial statement schedules for the year ended April 30, 2002 are submitted herewith:

          Schedule III - Real Estate and Accumulated
                         Depreciation                                         43

          Schedule IV - Mortgage loans on Real Estate                         44

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

      All other schedules are omitted because they are not required, not applicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K:

      A report on Form 8-K dated January 22, 1991 was filed by the Company reporting the bankruptcy filing of the Company's former Accountants, Laventhol and Horwath. A report on Form 8-K dated August 4,1999 was filed by the Company appointing Kostin, Ruffkess & Company, LLC as new accountants. A report on Form 8-K dated April 10, 2002 was filed by the Company reporting material judgments against the Company.

(c)   Exhibits

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

            Not Applicable

      (12)  Statement regarding computation of ratios.

            Not Applicable

      (13)  Annual Report to Security Holders, Form 10-Q or
            Quarterly Report to Security Holders.

            The annual report to security holders consists of this
            report (Form 10-K) and the President's letter attached
            as Exhibit 13.                                                    45

      (18)  Letter regarding change in accounting principle.

            Not Applicable

      (19)  Previously unfiled Documents.

            Not Applicable

      (22)  Subsidiaries of the Registrant.                                   46

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

Dated: September 20, 2002


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


September 20, 2002                      /s/ Neil H. Ellis
                                        -----------------------------------
                                        Neil H. Ellis
                                        Principal Executive Officer
                                        President and Director


September 20, 2002                      /s/ Stuart I. Greenwald
                                        -----------------------------------
                                        Stuart I. Greenwald
                                        Principal Financial Officer
                                        Principal Accounting Officer
                                        Secretary, Treasurer and Director

                                 CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes- Oxley Act.


I, Neil H. Ellis, certify that:

1.    I have reviewed this annual report on Form 10K of First Hartford
      Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

      B. evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C. presented in this annual report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10K. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, I depend on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: September 20, 2002



/s/ Neil H. Ellis
-------------------------------------
Neil H. Ellis
President and Chief Executive Officer

                                 CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes- Oxley Act.


I, Stuart I. Greenwald, certify that:

1.    I have reviewed this annual report on Form 10K of First Hartford
      Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

      B. evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C. presented in this annual report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10K. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, I depend on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: September 20, 2002



/s/ Stuart I. Greenwald
-----------------------
Stuart I. Greenwald
Treasurer

                   First Hartford Corporation and Subsidiaries
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                                 April 30, 2002

                                                 Initial               Gross Amount at Which
                         Encumbrances        Cost To Company         Carried at Close of Period
                      -----------------      ----------------        --------------------------

                                                                                                                            Life On
                                                                                                                            Which
                                                                                                                            Depr. In
                                                                                                                            Latest
                              Mortgage,                Bldgs.                 Bldgs.                                        Income
                      Constr.   Notes                   and                    and                     Accum.    Date of    Is
Statement              Loans   Payable       Land       Imp.         Land      Imp.        Total       Depr.     Constr.    Computed
                       -----  ---------      ----      ------        ----     ------       -----       -----     -------    --------

Developed Properties

Shopping Centers
 Connecticut            -0-    8,884,635     582,000   7,161,250     582,000   7,161,250   7,743,260  1,374,231  1990-1998  40 Years

Shopping Center - NJ    -0-   14,328,364   1,815,000  10,894,784   1,815,000  10,894,784  12,887,191    726,975       1999  40 Years
Building Lot                     294,332     177,407                 177,407
                      -----  ----------- ----------- ----------- ----------- ----------- ----------- ----------
                        -0-  $23,507,331 $ 2,574,407 $18,056,034 $ 2,574,407 $18,056,034 $20,630,451 $2,101,206
                      =====  =========== =========== =========== =========== =========== =========== ==========

                   First Hartford Corporation and Subsidiaries
                                   Schedule IV
                          Mortgage Loans on Real Estate
                                 April 30, 2002

                                                                                                             Principal
                                                                                                             Amount of
                                                                                                             Loans
                                                                                                             Subject to
                                        Final       Periodic                 Face            Carrying        Delinquent
                            Interest    Maturity    Payment         Prior    Amount of       Amount of       Principal or
Description                 Rate        Date        Terms           Liens    Mortgage        Mortgage        Interest

Mortgage Loans

Mt. Olive, NJ               8.375%      2027        $113,621        None     $14,408,130     $14,328,364        -
                                                    Principal
                                                    & Interest
                                                    Monthly

Mt. Olive, NJ              7%           2006        $3,458          None         297,858         294,332
                                                    Principal
                                                    & Interest
                                                    Monthly
Putnam
Parkade, CT                7%           2009        31,517          None       4,009,489       3,861,599        -
                                                    Principal
                                                    & Interest
                                                    Monthly
Putnam
Parkade, CT                Prime +1     2003        Interest        None       1,575,000       1,450,000        -
                                                    Only
Plainfield
Parkade, CT                8.875%       2006        34,343          None       3,797,115       3,128,534        -
                                                    Principal
                                                    & Interest
                                                    Monthly
                                                    $2,388,949
                                                    Final
                                                    Payment
Plainfield
Parkade, CT                8.70%        2006        10,000          None         500,000         444,502        -
                                                    Quarterly
                                                    Interest
                                                                                             -----------
                                                                                             $23,507,331
                                                                                             ===========

Balance at April 30, 1999                                        18,011,035
 New Mortgage Loans                                              15,038,743
 Principal Payments                                             (12,821,636)

Balance at April 30, 2000                                        20,228,142
                                                                -----------
 New Mortgage Loans                                               2,414,091
 Principal Payments                                                (756,831)
 Principal Reductions                                              (175,003)

Balance at April 30, 2001                                       $21,710,399
                                                                ===========

New Mortgage Loans                                                2,297,858

Principal Payments                                                 (375,926)
Principal Reduction                                                (125,000)
                                                                -----------
Balance at April 30, 2002                                       $23,507,331
                                                                ===========