Form 10-Q
period 2002-07-31
FIRST HARTFORD CORP
filed 2002-10-11
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2002                      Commission File No.  0-8862

                                   ----------

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

                           FIRST HARTFORD CORPORATION

                                      INDEX


                                                                            PAGE
                                                                            ----
     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Independent Auditor's Review Letter                              1

            Consolidated Balance Sheets -
              July 31, 2002 and April 30, 2002                             2 & 3

            Consolidated Statements of Operations
              Three Months Ended July 31, 2002 and
              Three Months Ended July 31, 2001                               4

            Consolidated Statements of Cash Flows
              Three Months Ended July 31, 2002 and
              Three Months Ended July, 31, 2001                            5 & 6

            Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                             8

     PART II.   OTHER INFORMATION

         Signatures                                                          13

                [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of July 31, 2002, and the related consolidated statements of operations, and cash flows or the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Farmington, Connecticut
October 7, 2002

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         Assets                                        July 31,       April 30,
                                                        2002            2002
                                                     -----------     -----------

Real Estate and equipment:

 Developed properties                                $20,630,451     $20,630,451

 Equipment and leasehold improvements                    139,145         135,869
                                                     -----------     -----------
                                                      20,769,596      20,766,320

 Less accumulated depreciation and
  amortization                                         2,324,848       2,208,584
                                                     -----------     -----------
                                                      18,444,748      18,557,736
 Properties under construction and
  investment in undeveloped properties                   201,604           6,500
  and investments                                    -----------     -----------
                                                      18,646,352      18,564,236

Cash                                                     196,257          67,748

Accounts receivable, less allowance
 for doubtful accounts of $30,129 and
 $130 respectively                                       110,489         227,911

Deposits, escrows, and prepaid and
 deferred expenses                                     1,566,529       1,769,745

Investment in affiliates                                 547,592         547,592

Due from related parties and affiliates                3,215,236       2,954,856

Deferred Tax Assets                                    1,700,000       1,700,000
                                                     -----------     -----------
                                                     $25,982,455     $25,832,088
                                                     ===========     ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     July 31,        April 30,
                                                       2002            2002
                                                   ------------    ------------

Liabilities:

 Mortgages, notes payable and
  capital lease obligations:

  Mortgages payable                                $ 23,370,767      23,507,331

  Notes Payable:
         Other                                        4,057,881       3,418,659
                                                   ------------    ------------
                                                     27,428,648      26,925,990

 Accounts payable                                     1,309,516       1,572,972
 Accrued Liabilities                                    574,584         670,284
 Other Liabilities                                      632,500         632,500
 Deferred Income                                        255,187         331,438
 Due to Related Parties and affiliated
 partnerships                                         1,880,853       1,702,215
                                                   ------------    ------------
                                                     32,081,288      31,835,399

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                             3,322,213       3,322,213
 Capital in excess of par                             4,857,645       4,857,645
 Deficit                                            (12,210,567)    (12,115,045)
                                                   ------------    ------------
                                                     (4,030,709)     (3,935,187)

 Less 232,228 shares of common stock
   held in treasury, at cost                          2,068,124       2,068,124
                                                   ------------    ------------
                                                     (6,098,833)     (6,003,311)
                                                   $ 25,982,455    $ 25,832,088
                                                   ============    ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                 July 31, 2002     July 31, 2001
                                                 -------------     -------------

Revenues, Including Related
 Party Respectively:
   Sale of Real Estate                             $      -0-        $  860,000
   Construction                                       193,682            38,829
   Rental                                             885,907           880,656
   Other                                              275,516            61,969
                                                   ----------        ----------
                                                    1,355,105         1,841,454
Costs and Expenses:

  Cost of Sales Real Estate                               -0-            27,511
  Construction                                        133,860            33,340
  Operating, selling, general
   and administrative                                 545,556           458,715
  Interest                                            504,000           487,114
  Depreciation and amortization                       126,888           124,425
  Real estate taxes                                   140,322           163,048
                                                   ----------        ----------

                                                    1,450,626         1,294,153
                                                   ----------        ----------

Net Income Gain (Loss)                             $  (95,521)       $  547,301
                                                   ==========        ==========

Income Per Share                                   $    (0.03)       $     0.18
                                                   ==========        ==========

Weighted Average Number of Common
  Shares Outstanding                                3,089,985         3,089,985
                                                    ==========        ==========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JULY 31, 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating                        3 months ended   3 months ended
 activities:                                     July 31, 2002    July 31, 2001
                                                 --------------   --------------

 Net Profit (Loss)                                  $ (95,521)      $ 547,301
 Adjustments to reconcile net loss
  to net cash used in operating activities:

    Depreciation                                      116,264         116,541
    Amortization                                       10,624           7,884
    Gain on Sale of Real Estate                           -0-        (859,990)

    Changes in assets and liabilities:
      Increase in:

      Accounts and Notes Receivable                   117,422         804,203
      Deposits, escrows, prepaid and
      deferred expenses                               192,592          (3,424)
      Accrued liabilities                            (171,951)       (297,720)

Decrease in:

Accounts payable                                     (263,456)       (726,066)
                                                    ---------       ---------

Net cash used in operating activities                 (94,026)       (411,271)
                                                    ---------       ---------
Cash flows from investing activities:
    Purchase of Equipment                              (3,276)         (3,923)

Payments for:

  Additions to Properties under
   construction                                      (195,104)        (17,167)
                                                    ---------       ---------

Net Cash used in investing activities               ($198,380)      ($ 21,090)
                                                    ---------

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                  JULY 31, 2001

Cash flows from financing                       3 months ended    3 months ended
  activities:                                   July 31, 2002     July 31, 2001
                                                --------------    --------------
  Proceeds from:
         Mortgage Payable                           281,517              --
         Notes Payable                              400,000           170,000

 Principal payments on:

   Mortgages payable                               (128,859)          (86,670)
   Notes payable                                    (50,000)         (649,642)

  Gross proceeds from sale of Real
  Estate                                               --             860,000

 Repayment to related parties and
  affiliated partnerships                           (81,743)           61,428
                                                  ---------         ---------

 Net Cash provided by financing
  activities                                        420,915           355,116
                                                  ---------         ---------

Net increase (decrease) in cash
 and cash equivalents                               128,509           (77,245)
Cash and cash equivalents, beginning
 of year                                             67,748            91,371
                                                  ---------         ---------


Cash and cash equivalents,
 end of year                                      $ 196,257         $  14,126
                                                  =========         =========

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

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended July 31, 2002 and 2001 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      The quarter ended July 31, 2002 resulted in a loss of ($95,521) or (.03) per share compared to a gain of $547,301 or .18 per share. The prior years quarter had a gain on the sale of Real Estate which, if eliminated, would have been in a loss of ($285,142) or (.09) a share. The current quarter has bonus management fee from an affiliate of $200,000 (.06) per share. In the prior year, $100,000 was picked up in the quarter ended January 31, 2002. If both of these gains were eliminated, each quarter would have lost (.09) per share.

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

                                 CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley
Act.


I, Neil H. Ellis, certify that:

1. I have reviewed this quarterly report on Form 10Q of First Hartford Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

      B. evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      C. presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10Q. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10Q is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

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

Date: October 11, 2002


/s/ Neil H. Ellis
-------------------------------------
Neil H. Ellis
President and Chief Executive Officer

                                 CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley
Act.


I, Stuart I. Greenwald, certify that:

1. I have reviewed this quarterly report on Form 10Q of First Hartford Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

      B. evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      C. presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10Q. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10Q is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

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

Date: October 11, 2002


/s/ Stuart I. Greenwald
-------------------------------------
Stuart I. Greenwald
Treasurer

PART II - OTHER INFORMATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FIRST HARTFORD CORPORATION


                                                  /s/ Stuart Greenwald
                                                  ------------------------------
                                                  Stuart Greenwald
                                                  Treasurer
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer,
                                                  Principal Financial and
                                                  Accounting Officer)




      Date:     10/10/02
            -----------------