Form 10-Q
period 2002-10-31
FIRST HARTFORD CORP
filed 2002-12-16
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2002                    Commission File No. 0-8862

                           --------------------------

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

                           --------------------------

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

         Consolidated Balance Sheets -
           October 31, 2002 and April 30, 2002                             2 & 3

         Consolidated Statements of Operations
           For the Six Months and Three Months
             Ended October 31, 2002 and 2001                                 4

         Consolidated Statements of Cash Flows
           For the Six Months and Three Months
             Ended October 31, 2002 and 2001                               5 & 6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                 8 - 10

      PART II. OTHER INFORMATION

         Signatures                                                         17

                [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC.]

To the Board of Directors
First Hartford Corporation and Subsidiaries

                        INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of October 31, 2002 and October 31, 2001, and the related consolidated statements of operations, and cash flows for the three months and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Kostin, Ruffkess, & Company, LLC

Farmington, Connecticut
December 13, 2002

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

     Assets                                            Oct. 31,       April 30,
                                                         2002            2002
                                                     -----------     -----------

Real Estate and equipment:

 Developed properties                                $20,633,769     $20,630,451

 Equipment and leasehold improvements                    106,185         135,869
                                                     -----------     -----------
                                                      20,739,954      20,766,320

 Less accumulated depreciation and
  amortization                                         2,404,901       2,208,584
                                                     -----------     -----------
                                                      18,335,053      18,557,736
 Properties under construction and
  investment in undeveloped properties
    and investments                                      309,897           6,500
                                                     -----------     -----------
                                                      18,644,950      18,564,236

Cash                                                     128,257          67,748

Accounts receivable, less allowance
 for doubtful accounts of $30,129
 and $50,129 respectively                                 49,193         227,911

Deposits, escrows, and prepaid and
 deferred expenses                                     1,406,442       1,769,745

Investment in affiliates                                 547,592         547,592

Due from related parties and affiliates, and
 investment in affiliated partnership                    968,274       2,954,856

Deferred Tax Assets                                    1,700,000       1,700,000
                                                     -----------     -----------
                                                     $23,444,708     $25,832,088
                                                     ===========     ===========

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  Oct. 31,           April 30,
                                                    2002               2002
                                                ------------       ------------

Liabilities:

 Mortgages, notes payable
  and capital lease obligations:

  Mortgages payable                               23,268,329         23,507,331

  Notes Payable:
            Other                                  2,888,286          3,418,659
                                                ------------       ------------
                                                  26,156,615         26,925,990

 Accounts payable                                  1,028,222          1,572,972
 Accrued Liabilities                                 424,212            670,284
 Deferred Income                                   1,078,299            331,438
 Other Liabilities                                   674,404            632,500
 Due to Related Parties and affiliated
 partnerships                                        434,263          1,702,215
                                                ------------       ------------
                                                  29,796,015         31,835,399

Commitment and Contingencies

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                          3,322,213          3,322,213
 Capital in excess of par                          4,857,645          4,857,645
 Deficit                                         (12,463,041)       (12,115,045)
                                                ------------       ------------
                                                  (4,283,183)        (3,935,187)

 Less 232,228 shares of common stock
   held in treasury, at cost                       2,068,124          2,068,124
                                                ------------       ------------
                                                  (6,351,307)        (6,003,311)
                                                ------------       ------------
                                                $ 23,444,708       $ 25,832,088
                                                ============       ============

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (Unaudited)

                                               Six Months Ended                      Three Months Ended
                                               ----------------                      ------------------
                                      October 31, 2002   October 31, 2001    October 31, 2002   October 31, 2001
                                      ----------------   ----------------    ----------------   ----------------
Revenues, Including Related
 Party Respectively:
   Sale of Real Estate                   $        -0-        $  860,000        $        -0-        $      -0-
   Construction                              274,762             95,953             81,080            57,124
   Rental                                  1,712,098          1,801,629            826,191           920,973
   Other                                     315,362            713,365             39,846           651,396
   Non-Recurring Items                       183,456                 -0-           183,456                -0-
                                         -----------         ----------        -----------         ---------
                                           2,485,678          3,470,947          1,130,573         1,629,493
Costs and Expenses:

  Cost of Sales Real Estate                       -0-           102,511                 -0-           75,000
  Construction                               242,545             75,488            108,685            42,148
  Operating, selling, general
   and administrative                      1,037,037          1,263,119            491,481           804,404
  Interest                                 1,008,625          1,005,453            504,625           518,339
  Depreciation and amortization              253,514            250,180            126,626           125,755
  Real estate taxes                          291,953            262,800            151,631            99,752
                                         -----------         ----------        -----------         ---------

                                           2,833,674          2,959,551          1,383,048         1,665,398
                                         -----------         ----------        -----------         ---------

Net Income Gain (Loss)                     ($347,996)        $  511,396          ($252,475)         ($35,905)
                                         ===========         ==========        ===========         =========

Income Per Share                              ($0.11)        $     0.17             ($0.08)           ($0.01)

Weighted Average Number of Common
  Shares Outstanding                       3,089,985          3,089,985          3,089,985         3,089,985
                                         ===========         ==========        ===========         =========

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

Cash flows from operating                                      6 months ended                            3 months ended
 activities:                                           10/31/02              10/31/01              10/31/02             10/31/01
                                                      ---------            -----------            ---------            -----------
Net Income (Loss)                                     ($347,996)           $   511,396            ($252,475)              ($35,905)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation                                          232,504                232,534              116,240                115,993
  Amortization                                           21,010                 17,646               10,386                  9,762
  Gain on sale of real estate                                -0-              (859,990)                  -0-                    -0-
  Changes in assets and liabilities:
    Increase (Decrease) in:

Accounts and notes receivable                           178,718                199,484               61,296               (604,719)

Deposits, escrows, prepaid and
     deferred expenses                                  342,293             (1,371,790)             149,701             (1,368,366)
Accrued liabilities and
     deferred income                                    500,789                 32,982              672,740                330,702
Other liabilities                                        41,904                     -0-              41,904                     -0-

(Increase) Decrease in:

Acct's payable                                         (544,750)              (956,795)            (281,294)              (230,729)
                                                      ---------            -----------            ---------            -----------

Net cash used in operating activities                   424,472             (2,194,533)             518,498             (1,783,262)
                                                      ---------            -----------            ---------            -----------

Cash flow from investing activities:

Purchases of Investments                                     -0-               221,096                   -0-               221,096
 Purchase of equipment & leasehold
 improvements                                           (16,007)                (3,923)             (12,731)                    -0-

Payments for:
 Additions to properties
   under construction                                  (297,211)              (104,825)            (102,107)               (87,658)
                                                      ---------            -----------            ---------            -----------

Net Cash provided by
 investing activities:                                 (313,218)               112,348             (114,838)               133,438
                                                      ---------            -----------            ---------            -----------

                  The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

                                                      6 months ended                      3 months ended
                                                 10/31/02         10/31/01            10/31/02         10/31/01
                                               -----------      -----------         -----------      -----------
Cash flows from operating activities:

Proceeds from:
            Mortgage Payable                   $   313,034        2,000,000              31,517        2,000,000
            Notes Payable                          840,000          170,000             440,000               -0-

Principal payments on:
            Mortgage Payable                      (268,110)        (175,811)           (139,251)         (89,139)
            Notes Payable                       (1,654,298)        (899,642)         (1,604,298)        (250,000)
            Gross Proceeds Sale of Real
              Estate                                    -0-         860,000                  -0-              -0-

Advances from Related Parties and
  affiliated Parties                               718,629          203,147             800,372          141,717
                                               -----------      -----------         -----------      -----------

Net Cash Provided by Financing
  Activities                                       (50,745)       2,157,694            (471,660)       1,802,578
                                               -----------      -----------         -----------      -----------
Net Increase (Decrease) in cash
  & Cash Equivalents                                60,509           75,509             (68,000)         152,754

Cash & Cash Equivalents
  Beginning of Period                               67,748           91,371             196,257           14,126
                                               -----------      -----------         -----------      -----------

Cash & Cash Equivalents
  End of Period                                $   128,257      $   166,880         $   128,257      $   166,880
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

      Revenue recognition:

      Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the periods ended October 31, 2002 and 2001.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended October 31, 2002 and 2001 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Item 2. FIRST HARTFORD CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

      The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors including changes in general economic conditions, interests rates and availability of funds, nature of competition and relationships with key customers may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Result of Operations

      The quarter ended October 31, 2002 resulted in a loss of $252,495 (.08) per share compared to a loss of $35,905 (.01) for the quarter ended October 31, 2001. The current result included a Non-Recurring income item of $183,456 which results from a settlement of some very old accounts payable. These items were not from the cost of any property currently owned.

      This disparity in income is explained as follows:

      Construction income - net of construction cost was a loss of $27,000 compared to a $15,000 profit. This resulted from a slight mismatch between income and expense between quarters. The six month period is a much better gauge. Construction income and expenses are eliminated for all items that come into inventory either as a wholly owned or partially owned property. Any construction gains or losses in a partially owned property will adjust our basis in that property.

      Rental income represents Rent, Real Estate taxes and Common Area charges to tenants of wholly owned shopping centers. For the three months ended October 31, 2002, rental income is down 10%, about half of that is due to comparable vacancies and 50% due to timing of Real Estate taxes and common area expenses in the comparable quarter. We do not see this as a trend and expect to improve occupancy in the fourth quarter.

      Other income results from billing Real Estate commissions, overhead, engineering, legal, accounting services, preconstruction interest, or any other personnel charges. Management fees can also be included if applicable. Most of these charges are to projects in which the company does not maintain a majority interest. The nature of these charges may also increase the corresponding cost in Operating, selling general and administration. The three and six month periods ending October 31, 2002 is a good example of an end of a project construction cycle where a new project has not started. Other income is low as well as an operating SGA. The corresponding periods of the prior year had a greater activity and income from the sale of Real Estate. Thus having said this, the reader should understand that cycles in our business are far greater than twelve months. For the foreseeable future, we do not see profits unless the period contains the sale of Real Estate. At this time, no sales have been planned.

      We are currently awaiting signature on a lease for a 60,000 sq. ft. office style building in Cranston, Rhode Island. This would be 50% owned by a subsidiary of the Company and 50% by one of the partners in the shopping center. The land is owned jointly and has zero basis plus development cost. If the lease is signed shortly, the financing will be in place shortly after the first of January, 2003 and we will be reimbursed for the development cost.

      Profit or losses for minority owned (50% of less) projects are recorded yearly at the year end. We expect profits in both Dover (50% interest) and Cranston (25% interest) for the current year. In the first six months of our year, we received $80,000 in distributions and would expect similar or better distributions for the balance of the year. In Cranston the cash flow distribution will not start until a reserve of $2,100,000 is achieved. This reserve with $1,350,000 of the $2.1 million funded from the refinancing should be fully funded by April, 2003. This fund would be used to replace Kmart with another tenant in the event they do not confirm their lease and come out of Chapter 11.

      Capital resources and liabilities have always been a major impediment of the Company. The Sarbanes-Oxley Act has for the Company built a wall on top of the impediments, Neil Ellis the President, has advanced funds through entities he owned, borrowed funds in his name and advanced them to the Company and has personally guaranteed other loans and construction contracts. Sarbanes clearly prohibits borrowing by corporate officers and discourages corporations from borrowing from officers. In the current quarter, the Board of Directors, with Neil Ellis' approval, has offset amounts due to or from Ellis entities. As a result, the asset due from related parties and affiliates was reduced $2,538,000. Due to related parties was reduced $964,000 and NP other was reduced $1,574,000. There is still $676,000 of non interest bearing debt owed to an Ellis owned company.

      We do not know at this time whether or not banks will lend us unsecured funds in the company's name. We do borrow for projects on a secured basis, but if it is for construction, we still need an Ellis guaranty.

      The real problem with the Sarbanes-Oxley Act is that it requires a majority of outside directors (we have none) and a audit committee that has to have one financial expert. Although the Treasurer would qualify as a financial expert as defined by the SEC, he would need to be completely independent to count. Outside directors and audit committee members would require fees and insurance. It may be for a highly leverage company with 24 employees a wall too difficult to climb.

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

Date: December 16, 2002


______________________________________
Neil H. Ellis
President and Chief Executive Officer

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

Date: December 16, 2002


___________________________________
Stuart I. Greenwald
Treasurer

PART II - OTHER INFORMATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST HARTFORD CORPORATION


                                               /s/ Stuart Greenwald
                                               ---------------------------------
                                                     Stuart Greenwald
                                               Treasurer
                                               Chief Financial Officer
                                               (Duly Authorized Officer,
                                               Principal Financial and
                                               Accounting Officer)

      Date: December 16, 2002
            -----------------