Form 10-Q
period 2003-01-31
FIRST HARTFORD CORP
filed 2003-03-14
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2003                   Commission File No.  0-8862

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

                                   ----------

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

            Consolidated Balance Sheets -
             January 31, 2003 and April 30, 2002                       2 & 3

            Consolidated Statements of Operations
             For the Six Months and Three Months
                     Ended January 31, 2003 and 2002                     4

            Consolidated Statements of Cash Flows
             For the Six Months and Three Months
                     Ended January 31, 2003 and 2002                   5 & 6

            Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results             8 & 9
                        of Operations

           PART II.   OTHER INFORMATION

            Signatures                                                   14

                 [LETTERHEAD OF KOSTIN, RUFFKESS & COMPANY, LLC]


To the Board of Directors
First Hartford Corporation and Subsidiaries


                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of January 3 2003, and the related consolidated statements of operations, and cash flows for the three months and nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting methods. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ KOSTIN, RUFFKESS & COMPANY, LLC

Farmington, Connecticut
March 13, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)      (Audited)
                                                       Jan 31,        April 30,
           ASSETS                                       2003            2002
                                                     -----------     -----------
Real Estate and equipment:

  Developed properties                               $20,630,441     $20,630,451

  Equipment and leasehold improvements                   106,607         135,869
                                                     -----------     -----------
                                                      20,737,048      20,766,320

  Less accumulated depreciation and
   amortization                                        2,518,280       2,208,584
                                                     -----------     -----------
                                                      18,218,768      18,557,736
  Properties under construction and
   investment in undeveloped properties
   and investments                                       366,254           6,500
                                                     -----------     -----------
                                                      18,585,022      18,564,236

Cash                                                      13,526          67,748

Accounts receivable, less allowance
 for doubtful accounts of $30,129
 and $50,129 respectively                                 26,715         227,911

Deposits, escrows, and prepaid and
 deferred expenses                                     1,227,429       1,769,745

Investment in affiliates                                 544,684         547,592

Due from related parties and affiliates                1,089,140       2,954,856

Deferred Tax Assets                                    1,700,000       1,700,000
                                                     -----------     -----------
                                                     $23,186,516     $25,832,088
                                                     ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         PART I - FINANCIAL INFORMATION
                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)         (Audited)
                                                  Jan. 31,          April 30,
                                                    2003              2002
                                                ------------      ------------
Liabilities:

 Mortgages, notes payable
  and capital lease obligations:

  Mortgages payable                             $ 23,498,033      $ 23,212,998*

  Notes Payable:
           Other                                   2,887,337         3,712,992*
                                                ------------      ------------
                                                  26,385,370        26,925,990

 Accounts payable                                  1,257,665         1,572,972
 Accrued Liabilities                                 506,241           670,284
 Deferred Income                                     637,026           331,438
 Other Liabilities                                   768,331           632,500
 Due to Related Parties and affiliated
 partnerships                                          - 0 -         1,702,215
                                                ------------      ------------
                                                  29,554,633        31,835,399

Commitment and Contingencies

Shareholders' equity (deficiency):

 Common stock, $1 par; authorized
   6,000,000 shares; issued 3,322,213
   shares                                          3,322,213         3,322,213
 Capital in excess of par                          4,857,645         4,857,645
 Deficit                                         (12,479,851)      (12,115,045)
                                                ------------      ------------
                                                  (4,299,993)       (3,935,187)

 Less 232,228 shares of common stock
   held in treasury, at cost                       2,068,124         2,068,124
                                                ------------      ------------
                                                  (6,368,117)       (6,003,311)
                                                ------------      ------------
                                                $ 23,186,516      $ 25,832,088
                                                ============      ============


*Statements have been reclassified to conform to current period presentation.

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                            Nine Months Ended                     Three Months Ended
                                   ------------------------------------   ------------------------------------
                                   January 31, 2003    January 31, 2002   January 31, 2003    January 31, 2002
                                   ----------------    ----------------   ----------------    ----------------
REVENUES, INCLUDING RELATED
  PARTY RESPECTIVELY:
  Sale of Real Estate               $          -0-      $      860,000     $          -0-      $          -0-
  Construction                             143,688             105,072             43,833               9,119
  Rental                                 2,646,202           2,731,509            934,104             929,880
 Management fees                           252,909             136,396             19,375              22,802
 Other                                     488,921             767,290            407,094             167,519
 Non-Recurring                             183,456                 -0-                -0-                 -0-
                                    --------------      --------------     --------------      --------------
                                         3,715,176           4,600,267          1,404,406           1,129,320

COSTS AND EXPENSES:
  Cost of Sale of Real Estate                  -0-             102,511                -0-                 -0-
  Construction                              79,095              86,110             11,458              10,622
  Operating, selling general
    and administrative                   1,644,810           1,937,432            607,772             674,313
  Interest                               1,517,504           1,421,461            508,879             416,008
  Depreciation and amortization            382,542             376,673            129,028             126,493
  Real Estate Taxes                        456,031             398,725            164,078             135,925
                                    --------------      --------------     --------------      --------------
                                         4,079,982           4,322,912          1,421,215           1,363,361
                                    --------------      --------------     --------------      --------------
NET INCOME (LOSS) BEFORE
 INC. TAX                                 (364,806)            277,355            (16,809)           (234,041)
Federal Income Tax                             -0-                 -0-                -0-                 -0-
                                    --------------      --------------     --------------      --------------
NET INCOME (LOSS) AFTER
 INC. TAX                                 (364,806)            277,355            (16,809)     ($     234,041)
                                    ==============      ==============     ==============      ==============

INCOME (LOSS) PER SHARE             ($        0.12)     $         0.09     ($        0.01)     ($        0.08)

Weighted Average Number of
  Common Shares Outstanding              3,089,985           3,089,985          3,089,985           3,089,985
                                    ==============      ==============     ==============      ==============

                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     9 months ended                   3 months ended
                                               01/31/2003       01/31/2002       01/31/2003       01/31/2002
                                              -----------      -----------      -----------      -----------
Cash flows from operating
activities:

Net Profit (Loss)                             $  (364,806)     $   277,355      $   (16,809)     $  (234,041)

Adjustments to reconcile net loss
to net cash used in operating activities:
  Depreciation                                    349,211          348,569          116,707          116,035
  Amortization                                     33,331           28,104           12,321           10,458
  Allowance for doubtful accounts                 (20,000)             -0-              -0-              -0-

  Gain on sale of Real Estate                         -0-         (859,990)             -0-              -0-

Changes in assets and liabilities:
  Increase (Decrease) in:

  Accounts & Notes Receivable                     221,196        1,105,717           22,478          906,233
  Deposits, escrows, prepaid and
  deferred expenses                               508,985       (1,185,328)         166,692          186,462

  (Increase) Decrease in:

  Accrued liabilities                            (164,043)         (58,945)        (664,832)         (91,927)
  Other Liabilities                               441,419              -0-          399,515              -0-
  Accounts payable                               (315,307)      (1,271,778)         229,443         (314,983)
                                              -----------      -----------      -----------      -----------

Net cash provided by (used in)                    689,986       (1,616,296)         265,515          578,237
                                              -----------      -----------      -----------      -----------
operating activities:

Cash flow from investing activities:


  Purchase of Investments                           2,908          780,000            2,908          558,904
  Purchase of equip & leasehold imp               (13,101)          (9,323)           2,906           (5,400)
  Reduction in Prior Development Cost               - 0 -          232,000            - 0 -          232,000

Payments for:
  Additions to properties
  under construction                             (356,896)        (169,450)         (59,685)         (64,625)
                                              -----------      -----------      -----------      -----------
  Net Cash provided by (used in)
  investing activities:                       $  (367,089)     $   833,227      $   (53,871)     $   720,879
                                              -----------      -----------      -----------      -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                   FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED


                                                     9 months ended                   3 months ended
                                               01/31/2003       01/31/2002       01/31/2003       01/31/2002
                                              -----------      -----------      -----------      -----------
Cash flows from financing activities:

 Proceeds from:
  Mortgage Payable                            $   648,034      $ 2,000,000      $   335,000      $     - 0 -
  Notes Payable                                   840,000          170,000            - 0 -            - 0 -

Principal payments on:
  Mortgage Payable                               (362,999)        (372,344)         (94,889)        (196,533)
  Notes Payable                                (1,665,655)      (1,149,642)         (11,357)        (250,000)
Gross Proceeds Sale of                                -0-          860,000            - 0 -            - 0 -
  Real Estate
Adv. from Related Parties and
  affiliated Parties                              163,501         (661,147)        (555,129)        (864,294)
                                              -----------      -----------      -----------      -----------

Net Cash provided by (used in)
  Financing Activities                           (377,119)         846,867         (326,375)      (1,310,827)
                                              -----------      -----------      -----------      -----------

Net Increase (Decrease) in cash
  & Cash Equivalents                              (54,222)          63,798         (114,731)         (11,711)

Cash & Cash Equivalents
  Beginning of Period                              67,748           91,371          128,257          166,880
                                              -----------      -----------      -----------      -----------

Cash & Cash Equivalents
  End of Period                               $    13,526      $   155,169      $    13,526      $   155,169
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

      Revenue recognition:

    Since the Company is primarily involved in development for its own use (rental/future sale), construction revenue is recorded only upon sale of the property built for sale to third parties. Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There are no properties built for sale to third parties during the periods ended January 31, 2003 and 2002.

      Rental revenues are recognized as income under the operating method as the rentals become due. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended January 31, 2003 and 2002 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

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

Result of Operations

      The quarter ended January 31, 2003 resulted in a loss of $16,809 (.01) per share compared to a loss of $234,041 (.08) for the quarter ended October 31, 2003.

      The current quarter contains a $397,000 gain which is included in other income. This item results from a refund of sales tax paid during earlier construction periods under a tax free bond issue. Unsure of which items were going to be included management determined that it was best to wait until funds were received to recognize the gain.

      Other income results from billing Real Estate commissions, overhead, engineering, legal, accounting services, preconstruction interest, or any other personnel or financial charges. Management fees can also be included if applicable. Most of these charges are to projects in which the company does not maintain a majority interest. The nature of these charges may also increase the corresponding cost in Operating, selling, and general and administrative. The reader should understand that cycles in our business are far greater than twelve months. For the foreseeable future, we do not see profits unless the period contains the sale of Real Estate. At this time, no sales have been planned, but we expect to be able to bill slightly better than average fees for the next 12 months.

      On February 25, 2003 a 60,000 s.f.lease for a office style building in Cranston, Rhode Island was signed. The building will be owned by C. P. Associates, LLC, which is 50% owned by Brewery Parkade Inc., a wholly owned subsidiary of the company. Brewery Parkade Inc. will be the General Contractor of the project.

      The company has arranged a $11,700,000 construction loan for the project (guaranteed by Neil Ellis, the President). At this time the loan is not completed but the same bank supplied a $2,000,000 bridge loan until that time. From these funds the Partners received $900,000 against the value of the land and recouped most of the development cost advanced.

      Profit or losses for minority owned (50% or less) projects are recorded yearly at the year end. We expect profits in both Dover (50% interest) and Cranston (25% interest) for the current year. In the first nine months of our year, we received $135,000 in distributions but would not expect similar distributions for the balance of the year, due to large invoices for snow removal and certain tenant improvements. The distribution should increase over this level next year. In Cranston the cash flow distribution will not start until a reserve of $2,100,000 is achieved. This reserve has $1,885,000 as of March 4, 2003. These funds would be used to replace Kmart with another tenant in the event they do not confirm their lease and come out of Chapter 11.

      Capital resources and liabilities have always been a major impediment. The above transaction returning much of the capital advanced into the project has eased the pressure. However, the Company has entered into a modification of the partnership agreement where the capital investment was adjusted to reflect the true percentage investment of each partner and removing the priority treatment of the investment partner. To achieve this milestone the Company needs to invest $1,350,000 less $500,000 from distributions. This investment has been made in the 4th quarter and will be reflected in the 10K. The Company believes that the cash flow to be received will more than make the investment worthwhile.

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

Date:  March 12, 2003


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

Date: March 12, 2003


/s/ Stuart I. Greenwald
-------------------------------------
Stuart I. Greenwald
Treasurer

PART II - OTHER INFORMATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST HARTFORD CORPORATION


                                               /s/ Stuart Greenwald
                                             --------------------------------
                                                   Stuart Greenwald
                                             Treasurer
                                             Chief Financial Officer
                                             (Duly Authorized Officer,
                                             Principal Financial and
                                             Accounting Officer)


Date: 3/14/03
     ------------------------