Form 10-K
period 2003-04-30
FIRST HARTFORD CORP
filed 2003-08-07
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2003	Commission File No. 0-8862

FIRST HARTFORD CORPORATION
(Exact name of registrant as
specified in its charter)

Maine	01-0185800
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester, Connecticut	06045-1270
(Address of principal executive offices)	(Zip Code)
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

YES     X      NO

Based on the most recent sales, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,193,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES         NO      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 3,089,985.

PART I
Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

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

         The real estate, owned and managed by the Company through various subsidiaries, is located in Connecticut, New Jersey, Texas and Rhode Island. Tenants are obtained through brokers and employed representatives of the Company, by means of Industrial Trade Shows, inquiries by potential tenants at the Company's on-site offices, and direct contacts with retail stores, banks and other potential commercial tenants.

         The real estate business of the Company is diversified in terms of geographical location, type of commercial property and form of ownership or management. The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services. For the past five years development had been exclusively on retail. The Company is currently constructing a 60,000 s.f. building in Cranston, Rhode Island for Katharine Gibbs School of which it will own 50%. Additional opportunities on this property are being sought.

         Operation of the Company's real estate business requires construction materials and suitable land. Construction materials can be obtained from many sources, but supplies and construction are subject to strikes and delivery delays which can greatly increase the cost of a project.

         Commercial properties are available in the states where the Company is qualified to do business, but all real property is, by its nature finite and subject to fluctuations in cost and to unpredictable changes in local zoning ordinances and to restrictions on planned construction.

         All phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company's throughout the United States. The success of the Company, to a large extent, depends upon factors which may be beyond the control of management. Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy. The ability of the Company to meet its debt service obligations and to operate profitably is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants. The ability to attract tenants is dependent upon the changing character of the areas in which the Company's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas. The Company’s holdings are becoming less diversified both geographically and in use and types of occupancy.

         The Company’s assets are concentrated mostly in the Northeast which creates a geographic diversification risk. The Company presently has interest from Southern New Jersey and options for property as far north as Maine.

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

         At April 30, 2003, the Company employed 24 persons.

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

ITEM 2. DESCRIPTION OF PROPERTY

             The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries:

Available Space
		or Facilities	Ownership
Location	Use	and Major Tenants	Status
Commercial Properties:

Plainfield,	Strip	60,150 sq. ft.	Owned by a subsidiary of the
Connecticut	Shopping	Big Y 64%	Company.
Center

Putnam,	Shopping	57,311 sq. ft.	Owned by a subsidiary of the
CT	Center	T. J. Maxx 46%	Company and part of a
Shopping Center complex.

Mt. Olive,	Shopping	110,382 sq. ft.	Owned by a subsidiary of the
New Jersey	Center	A & P 51%	Company.
Kindercare-Land Lease 10%

Dover Township	Shopping	108,314 sq. ft.	50% owned by a subsidiary
New Jersey	Center	Stop & Shop 52%	of the Company.
Dollar Tree 9%
Plus Outparcels

Cranston	Shopping	259,600 sq. ft.	25% owned by a subsidiary of
Rhode Island	Center	Kmart 40%	the Company.
Stop & Shop 25%
Dollar Tree 5%

ITEM 3. LEGAL PROCEEDINGS

Waterville Industries, Inc. v. First Hartford Corporation and Finance Authority of Maine, CV-89-311 (Kennebec County Superior Court, Maine) and 89-0209-B (United States district Court, District of Maine). Actions commenced July 10, 1989.

     The $250,000.00 settlement payment referenced in the prior report was made in a timely fashion and all related litigation has been withdrawn against FHC.

Wal-Mart Real Estate Business Trust, v. New Hawthorn Management Services, Inc., (“NHMS”) Robert Piermarini, Trustee of A. P. Realty Trust and Ruth Piermarini, Trustee of R&O Leominster Realty Trust, Third party Defendants.

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

NHMS has filed a counterclaim against Wal-Mart claiming Wal-Mart’s allegations to be without any basis in that the property was environmentally sound and that any improperly alleged environmental issues could easily have been escrowed for as provided under the contract. NHMS further asserts the planning board approval in question was valid without need of further clarification particularly in light of the numerous assurances given to Wal-Mart by the city of Leominster regarding such approval and that any required lien waivers were properly delivered to the title company. In its counterclaim, NHMS is seeking in excess of $1,200,000.00 damages for lost profits and/or expenses along with additional damages for unfair trade practices including Wal-Marts admitted efforts to try to purchase the very same property from the land owners immediately after it claimed that said property was not suitable for purchase under the terms of its just terminated agreement with NHMS.

The Piermarini defendants (who are the current land owners of the property which was to be acquired by Wal-Mart) were named as third party defendants by NHMS because, to the extent that there might be any merit to the Wal-Mart allegations regarding the environmental issues, then NHMS could claim that the Piermarini’s may have breached their contract with NHMS. The Piermarini’s have filed a counterclaim against NHMS for economic injury relating to liens filed against the property and damage to existing buildings. The Piermarini’s also assert that NHMS claims against them regarding any environmental issues constitute an abuse of process. The estimated value of these claims is unknown.

There is also an intervening broker claim filed against NHMS should NHMS prevail against Wal-Mart. The estimated value of this broker claim is approximately $80,000.00.

While there is uncertainty and risk in any litigation, NHMS is confident that it will prevail in its counterclaim against Wal-Mart.

During the pendency of this lawsuit, Wal-Mart has filed a motion for partial summary judgment against NHMS in an effort to limit its damages, if any, to $200,000 based upon a liquidated damages clause in the original contract. As anticipated by NHMS, this motion was denied on both trial and appellate levels.

         The “Piermarini defendants” have also moved for partial summary judgement to eliminate claims against them by NHMS. NHMS contested this motion upon which argument was heard by the Superior Court on July 16, 2003. This motion was denied on July 21,2003.

OTHER PROCEEDINGS

         For proceedings involving officers and directors, see Item 10(f). on page 29.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK
              AND RELATED SECURITY HOLDER MATTERS

         The Company’s common stock, $1 par value, is traded over-the-counter. Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at www.pinksheets.com - symbol FHRT.

         The Company has paid no cash dividends in the last five years.

         Small sales of the common stock have occurred from time to time. The annual high for the stock was $.90 a share and the low $.41 a share. The last sale was $.71 on June 27, 2003.

         The number of shareholders of record for the Company’s common stock as of April 30, 2003, is approximately 900.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended April 30, 2003, 2002, 2001, 2000 and 1999

         The selected financial data set forth below for the years ended April 30, 2003, 2002, 2001, 2000 and 1999 are derived from the Company’s financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 which are incorporated therein by reference.

	2003	2002	2001	2000	1999

Revenues, net	$5,874,215	$6,179,081	$5,880,747	$3,904,267	$2,864,744
Net Income (Loss)	119,671	(187,458)	(381,536)	(906,170)	(507,501)

Weighted Average Number
of Shares Outstanding	3,089,985	3,089,985	3,089,985	3,089,985	3,089,985

Income (loss)per Share	$.04	($.06)	($.12)	($.29)	($.16)

Balance Sheet Data

Properties under Construction
and Investment in
Undeveloped
Properties	107,907	6,500	19,048	-0-	$11,641,378
Real Estate&Equipment Net	18,498,214	18,557,736	18,990,262	19,192,130	6,555,321

Total Assets	24,188,345	25,832,088	27,218,819	25,122,992	22,876,192

Construction Loans, Notes,
Mortgages Payable and
Finance Obligations	26,193,371	26,925,990	26,501,558	25,729,301	21,829,694

Accounts Payable and Accrued
Liabilities	2,591,804	2,243,256	3,594,192	3,019,427	3,740,021

Shareholders' Deficit	$(5,883,640)	$(6,003,311)	$(5,815,853)	$ (5,434,317)	$(4,528,147)

ITEM 7.      FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

         The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

         The following discussion and certain other sections of the Report on From 10-K contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors including changes in general economic conditions, interest rates and availability of funds, nature of competition and relationships with key customers may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

RESULTS OF OPERATION

Result of Operations	2003	2002	2001

Income (Loss) before
income tax	143,430	(181,458)	(381,536)

Less non-recurring income	262,484	-0-	971,698

Add non-recurring expense	-0-	250,000	470,456

Operating results	(119,054)	68,542	(882,778)
Per share	(.04)	.02	(.29)

         The year ended April 30, 2003 produced a pretax loss from operations prior to non-recurring items of $119,054 (.04) which compares to a gain of $68,542 (.02) and a loss of $882,778 (.29) in years ended April 30, 2002 and 2001. In the current year the Company did not have any gains or losses from the sale of real estate while $757,000 and $123,000 was recorded for the years ended April 30, 2002 and 2001 respectively.

         Non-recurring income was $262,484 and $971,698 for the years ended April 30, 2003 and 2001 respectively. These items were as a result of settlements of law suits and a gain on write offs of prior period liabilities.

Non-recurring expenses are as follows:

         Included in 2002 is a $250,000 expense for settlement of a lawsuit in Waterville, Maine. Although management believed it would probably be successful in an appeal, it would be prudent not to risk additional expense and possibly remain liable for a very significant amount of money.

         Included in 2001 is an investment write-off of $470,456. The investment is comprised of option payments and development cost related to property in Leominster, Massachusetts, which was under contract to purchase and resell to Wal-mart. Wal-mart violated that contract and refused to close. There is an active lawsuit on this matter. The financial statements do not include any revenue relating to this litigation.

         Construction income and expenses are eliminated for all items that come into inventory. Construction revenue from contracts between the Company and its investment partnerships are shown net of the related construction costs. Any construction gain or losses in a majority owned property will adjust our basis in that property.

         Rental income represents rent, real estate taxes, and common area charges to tenants in wholly owned shopping centers. Rental income has increased approximately 3.7% from 2001-2003. The Company expects an increase of approximately 6% next year due to the expansion of existing space.

         Other income includes billing Real Estate commissions, overhead, engineering, legal, accounting services, preconstruction interest, or any other personnel or financial charges. Management fees can also be included if applicable. Most of these charges are to projects in which the company does not maintain a majority interest. The nature of these charges may also increase the corresponding cost in Operating, selling, and general and Administrative. .

         Other income includes a $397,000 gain from a refund of sales tax paid mostly in the year ended April 30, 2002. This was a result of utilizing a tax free bond issue. Management determined that it was appropriate to record when received.

         In a prior period the Company (through its subsidiary Lead Tech, Inc.) wrote off a receivable in the amount of $116,768.00 due Lead Tech, Inc. by a Limited Partnership. The son-in-law of Mr. Ellis is a partner in that Partnership and was instrumental in inducing Lead Tech, Inc. to do certain environmental clean up work on an emergency basis without the benefit of knowing payment was secure. Payment was never made and, in the opinion of the directors, probably never will be made. However in 2003, Mr. Ellis advised that the Journal Publishing Company, Inc. (an entity in which Mr. Ellis retains a financial interest) was agreeable to taking an assignment of this receivable from First Hartford Corporation in consideration for a like amount credit from the Journal Publishing Company, Inc. to First Hartford Corporation against loans due it by First Hartford Corporation. The Board agreed this would be appropriate. In 2003, a recovery of bad debts was recorded.

         Within Cost and expenses, operating expenses show a decrease in the year ended April 30, 2003 of approximately $335,000 over April 30,2002 which has an increase of approximately $148,000 over April 30, 2001. Included in operating expenses are write offs of pending projects of $205,000, $380,000 and $228,000 for April 30, 2003, 2002 and 2001 respectively. This amounted to a decrease in write offs of $175,000 and an increase in write offs of $152,000.

         Selling, General and Administrative shows a increase of approximately $240,000 from April 30, 2001 to 2002. This resulted from additional hiring of development personnel which started approximately in May of 2001. For the year ended April 30, 2003, the amount decreased $6,000. Starting May 1, 2003, the salary of Neil H. Ellis increased to $200,000 from $135,000.

         On February 25, 2003 a 60,000 s.f. lease for an office building in Cranston, Rhode Island was signed. The building will be owned by C.P. Associates, LLC, which is 50% owned by Brewery Parkade Inc., a wholly owned subsidiary of the Company. Brewery Parkade Inc. will be the General Contractor of the project.

         The Company has arranged a $11,700,000 construction loan for the project (guaranteed by Neil Ellis, the President). From these funds the Partners received $900,000 against the value of the land and recouped most of the development cost advance.

         There is a deadline set by the tenant (Katharine Gibbs School). The building must be substantially complete on December 1, 2003. If the company does not meet this deadline it will be liable for rent penalties and sequential damages. The Company expects to meet the deadline.

Capital Resources and Liquidity

         In recent years, the Company has pursued an aggressive path to end litigation and pay down its debt. Management believes both of those objectives were met, as there is no material litigation currently on the horizon and debt has been reduced to manageable levels.

         New properties have equity partners and the Company does not have control of operations. These properties are recorded on the equity method of accounting.

         In the year ending April 30, 2004, we expect our cash flow from the operating partnerships to exceed $500,000. In addition, the rent payments for the Katharine Gibbs School should yield the Company an additional $250,000. When added to the cash flow of our existing properties we are on our way to rebuilding a workable cash flow. This is supplemented by construction revenue and fees.

         Although we are not pressured to sell any properties, we are seriously considering some offers. After April 30, 2004, $4,600,000 of federal tax loss carried forward will be lost unless they are used. Management has determined it best not to let this happen. In addition, the Company has several new prospects for development to more than replace what will be sold.

         Lastly, please notice that the accountants have removed the Going Concern Qualification on our Financial Statement. The deficit net worth on the balance sheet is more than compensated for by market value of properties owned.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data begin on the following page.

I N D E X

Pages

Independent Auditors' Report	11

Consolidated Balance Sheets - April 30, 2003 and 2002	12-13

Consolidated Statements of Operations For Years Ended

April 30, 2003, 2002 and 2001	14

Consolidated Statements of Shareholders' Deficit
for the Years Ended April 30, 2003, 2002 and 2001	15

Consolidated Statement of Cash Flows for the Years Ended
April 30, 2003, 2002 and 2001	16-17

Notes to Consolidated Financial Statements	18-27

Schedule III Real Estate and Accumulated Depreciation	40

Schedule IV Mortgage Loans on Real Estate	41

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of January 1999, the Company has engaged Kostin, Ruffkess Company, LLC as accountants. The Company has filed a Form 8-K with the Commission reflecting the engagement of accountants. There are no disagreements of any matters of accounting principles or practices or financial statement disclosure and none are contemplated.

KOSTIN RUFFKESS &COMPANY, LLC	Farmington .New London	Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032
Business Advisors and Certified Public Accountants

To The Shareholders of
First Hartford Corporation and Subsidiaries
Manchester, Connecticut

INDEPENDENT AUDITORS'-REPORT

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K for the years ended April 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2003 and 2002, and the results of its consolidated operations and consolidated cash flows for the years ended April 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Further, it is our opinion that the schedules referred to above present fairly, in an material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

  /s/ Kostin, Ruffkess & Company, LLC

Farmington, Connecticut
July 16,2003

First Hartford Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2003 AND 2002

ASSETS

	2003	2002

Real estate and equipment:

Developed properties	$21,017,365	$20,630,451

Equipment and leasehold improvements	113,719	135,869

	21,131,084	20,766,320
Less accumulated depreciation
and amortization	2,632,870	2,208,584

	18,498,214	18,557,736

Properties under construction and
investment in undeveloped properties	107,907	6,500

	18,606,121	18,564,236

Cash	29,051	67,748

Accounts and notes receivable, less allowance
for doubtful accounts of $70,600 in 2003
And $130 in 2002.	1,187,296	227,911

Deposits, escrows and prepaid and
deferred expenses	1,340,464	1,769,745

Investment in affiliates	1,132,908	547,592

Due from related parties and affiliates	192,505	2,954,856

Deferred Tax Assets (net of valuation
allowance of $2,400,000 in 2003 and 2002
	1,700,000	1,700,000

	$24,188,345	$25,832,088

(Continued)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2003	2002

Liabilities:
Mortgages and notes payable:
Construction Loan Payable	$474,627	- 0 -
Mortgages payable	23,349,955	23,507,331
Notes Payable - Other	2,368,789	3,418,659

	26,193,371	26,925,990

Accounts payable	2,097,292	1,572,972

Accrued liabilities	494,512	670,284

Deferred income	265,467	331,438

Other liabilities	772,984	632,500

Due to related parties and affiliates	248,359	1,702,215

	30,071,985	31,835,399

Shareholders' deficit
Preferred stock, $1 par value;
$.50 cumulative and convertible;
Authorized 4,000 shares;
Issued and outstanding-None.	-	-
Common stock, $1 par; Authorized 6,000,000
shares; Issued 3,322,213 shares	3,322,213	3,322,213
Capital in excess of par	4,857,645	4,857,645
Deficit	(11,995,374)	(12,115,045)

	(3,815,516)	(3,935,187)
Less 232,228 shares of common
stock held in treasury, at cost	2,068,124	2,068,124

	(5,883,640)	(6,003,311)

	$24,188,345	$25,832,088

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED APRIL 30, 2003, 2002 AND 2001

	2003		2002	2001
Revenues:

Sale of real estate	$ - 0 -		$860,000	$148,367
Construction	286,968		130,376	159,918
Rental	3,624,952		3,577,434	3,494,896
Other	1,494,745		1,713,679	1,105,868
Equity/Loss in Earnings
Of Subsidiaries	205,066		(102,408)	-0-
Non-Recurring Items	262,484		- 0 -	971,698
	5,874,215		6,179,081	5,880,747
Cost and expenses:
Cost of sales,
real estate	- 0 -		102,511	25,356
Construction	110,586		97,643	88,337
Operating	1,299,805		1,635,093	1,486,697
Interest	1,987,506		2,014,251	2,156,037
Depreciation and
amortization	511,383		503,975	493,404
Selling, general and
administrative	1,215,146		1,221,546	979,750
Property taxes	606,359		535,520	562,246
Non-Recurring Expense	- 0 -		250,000	470,456
	5,730,785		6,360,539	6,262,283

Income/Loss before income tax
provision	143,430		(181,458)	(381,536)
Income tax provision	23,759		6,000	- 0 -

Net Income	$119,671		($187,458)	($381,536)

Basic Earning per share	$ .04	.	$(0.06)	$(0.12)

Weighted average number of
shares outstanding	3,089,985		3,089,985	3,089,985

The accompanying notes are an integral part of the consolidated financial statements.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

	Common stock	Capital in excess of par	Deficit	Treasury stock	Total

Balance, April 30, 2000	3,322,213	4,857,645	(11,546,051)	(2,068,124)	(5,434,317)

Net Loss	-0-	- 0 -	(381,536)	-0-	(381,536)

Balance, April 30, 2001	$ 3,322,213	4,857,645	(11,927,587)	(2,068,124)	(5,815,853)

Net Profit	-0-	- 0	(187,458)	-0-	(187,458)
		-
Balance, April 30, 2002	3,322,213	4,857,645	(12,115,045)	(2,068,124)	(6,003,311)

Net Profit	- 0	-0-	119,671	-0-	119,671

Balance April 30, 2003	$ 3,322,213	$ 4,857,645	$ (11,995,374)	$ (2,068,124)	$ (5,883,640)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

Cash flows from operating activities:	2003	2002	2001

Net profit or (loss)	$119,671	($187,458)	($381,536)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Loss on disposition of assets	143	-0-	-0-

Depreciation	466,586	463,406	459,120

Amortization	44,797	40,579	34,284

Deferred income	(65,971)	(327,473)	658,911

Non-recurring income	(262,484)	- 0 -	(971,698)

(Increase) decrease in: Accounts receivable, net	(959,385)	1,482,332	(1,545.054)

Deposits, escrows, prepaid and deferred expenses	384,484	(1,103,426)	370,553

Increase (decrease) in: Accrued liabilities	(96,744)	(60,649)	120,006

Other liabilities	140,484	632,500	-0-
Accounts payable	707,776	(1,290,287)	1,251,454

Net cash provided by (used in) operating activities	479,357	(350,476)	(3,960)

Cash flows from investing activities:

Investment in affiliates	(585,316)	299,908	(847,500)

Purchases of equipment and leasehold improvements	(20,293)	(30,879)	(3,772)

Reduction in prior development cost	- 0 -	232,000	-0-

Additions to developed properties	(488,321)	(219,453)	(272,528)

Net cash used in investing activities:	$(1,093,930)	$ 281,576	($ 1,123,800)

The accompanying notes are an integral part of the consolidated financial statements.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

Cash flows from financing activities:	2003	2002	2001

Proceeds from:

Construction Loan Payable	$474,627	- 0 -	$419,545

Mortgage Payable	616,517	2,297,858	1,994,546

Notes payable	840,000	170,000	500,000

Principal payments on:

Construction loans payable	-0-	- 0 -	(419,545)

Mortgages payable	(773,892)	(500,926)	(337,286)

Notes payable	(1,889,871)	(1,542,500)	(1,210,000)

Advances to/from related parties and
affiliated partnerships	1,308,495	(379,155)	125,466

Net cash provided by
financing activities	575,876	45,277	1,072,726

Net decrease in cash and cash
equivalents	(38,697)	(23,623)	(55,034)

Cash and cash equivalents, beginning of year	67,748	91,371	146,405

Cash and cash equivalents, end of year	$29,051	$67,748	$91,371

Supplemental data:

Cash paid during the year for interest	$2,049,470	$2,001,227	$1,993,998

Cash paid during the year for income
taxes	-0-	$ -0-	$ -0-

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

1.     Summary of Significant accounting policies:

         Description of business:

         First Hartford Corporation (the Company) was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

         Principles of consolidation:

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale). Construction revenue from contracts between the Company and its investment partnerships are shown net of the related construction costs.

         The Company records its investment in partnerships with an ownership of 50% or more on the equity method. Investments of less than 50% are recorded on the cost basis.

        Financial Statement Presentation:

         Because the Company is engaged in the development and sale of real estate in various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

         Statements of Cash Flows:

         For purposes of the statements of cash flows, the Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

         Real Estate and Equipment:

         Properties under construction and investment in undeveloped properties, developed properties and equipment and leasehold improvements are recorded at the lower of cost or net realizable value.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

1.   Summary of significant accounting policies (continued):
      Real Estate and Equipment (continued):

      Properties under construction amounted to $107,907 and $6,500 at April 30, 2003 and 2002.

      Following accounting practices of the real estate industry, interest and property taxes are capitalized for those projects which have a current development plan. In addition, properties under construction include revenue and operating expenses through substantial completion of the property. When property is substantially completed, the costs of property constructed for the Company's own use are transferred to developed properties and depreciation commences. Because the Company has not built for its own account in the last three years with the exception of expansions in existing centers, there has not been any capitalization of interest or Real Estate taxes for that Period.

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

        Intangible Assets

Leasing commissions and financing costs (included in deposits, escrows, and prepaid and deferred expenses in the accompanying balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively. These costs amount to $506,965. Amortization expense was $44,797, $40,579 and $34,284 for 2003, 2002 and 2001, respectively. Amortization expense for the next five years is as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

April 30

2004 - $47,317
2005 - $45,007
2006 - $29,140
2007 - $15,757
2008 - $15,155

        Concentration of Credit Risk

        The Company has a dependency on supermarkets for strip malls. Approximately 21% of the Company’s revenue is from A&P, in 2003, 20% in 2002 and 21% in 2001. See “Note 12 Investments” for credit risk in investments.

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

        Off Balance Sheet Risk

        During the years ended April 30, 2003 and 2002, the Company had an amount in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate greatly during the year and will usually exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

        Estimates

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

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

3. Construction loans, mortgages, and notes payable:

	2003	2002

Construction Loans and Mortgage notes ranging from 7.00% to 8.87% and 1½% over the prevailing Prime Rate. Maturities are at various dates through 2028. The loans are secured by the respective real estate and guaranteed by the President of the Company.	$23,824,582	$ 23,507,331

Notes payable, at interest rates of 1% to 1½% over the prevailing prime rate and fixed rate of 4.75% to 6% maturing at various dates or demand. The loans are unsecured and guaranteed by the President of the Company.	1,678,658	1,168,659

Notes payable, non-interest bearing to an affiliate with no specific repayment terms.	690,131	2,250,000

	$26,193,371	$26,925,990

Aggregate principal payments due on the above debt during the next five years are as follows:

              Year Ended April 30

2004	$1,220,122
2005	874,239
2006	917,112
2007	3,433,957
2008	4,166,288

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

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

	2003	2002	2001

Management and
service fees	848,365	1,468,495	1,005,248
Interest income	-0-	28,160	28,160
Construction Income	92,668	-0-	-0-

	$941,033	$1,496,655	$1,033,408

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

6. Accrued liabilities:

Accrued:	2003	2002

Federal income taxes	$51,807	51,850
Taxes-other	88,710	184,646
Interest	171,827	312,167
Other	182,168	121,621

	$494,512	$670,284

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

7.  Non-Recurring Items:

            Income from non-recurring items are as follows:

	2003	2002	2001
Income
Gain on write off of
prior period liabilities	$262,484	$ -0-	$971,698
Cost and expense
Loss of investment	$ -0-	$ -0-	$470,456
Settlement of Environmental
Lawsuit	$ -0-	$250,000	$-0-

         Included in 2002 is a $250,000 expense for settlement of a lawsuit in Waterville, Maine. Although management believes it would probably be successful in an appeal, it would be prudent not to risk additional expense and possibly remain liable for a very significant amount of money.

         Included in 2001 is an investment write-off of $470,456. The investment is comprised of option payments and development cost related to property in Leominster, Massachusetts, which was under contract to purchase and resell to Wal-mart. Wal-mart violated that contract and refused to close. There is an active lawsuit on this matter. The financial statements do not include any revenue relating to this litigation.

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

9.      Subsequent events

            The partners of Cranston Parkade/BVT L.P. entered into a refinancing in July 2002 whereby the construction loan of $22,250,000 was replaced with a $25,350,000 mortgage. From that amount, $1,350,000 was escrowed to cover potential costs/losses related to the Kmart Chapter 11.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

         In June 2003, after Kmart came out of Chapter 11 and confirmed the Cranston lease, the escrow was released. The escrow had grown to $1,963,000. The Company received back its initial investment of $699,300 plus interest of $111,584.

10.    Income Taxes
         The Company follows the requirements of Statement Financial Accounting Standards No. 109 (“SFAS 109"), “Accounting for Income Taxes,” which requires the use of an asset and liability approach that provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

The income tax provision is comprised of the following:

	2003	2002	2001
Current Provision
For State Taxes	$23,759	$6,000	$ -0-

	$23,759	$6,000	$ -0-

The components of the net deferred tax asset are as follows:

	2003	2002	2001
Tax effect of net operating
loss carry forwards	$4,100,000	$4,100,000	$3,400,000
Valuation allowance	(2,400,000)	(2,400,000)	(1,7000,000)
	$(1,700,000)	$(1,700,000)	$(1,7000,000)

         The Company has set up an allowance of sixty percent (60%) in 2003 and 2002 and 50% in 2001 against the deferred tax asset since the likelihood of realization cannot be determined.

At April 30, 2003, the Company has net operating loss carry forwards of approximately $12,000,000. Approximately $4,700,000 expire in 2004, $1,200,000 expire in 2007, $3,600,000 expire in 2012, $1,200,000 expire in 2014, $1,000,000 expire in 2015 and $300,000 in 2016.

11.     Leases

The Company leases commercial real estate under various operating leases expiring in various years through 2024. The real estate available for lease have a carrying value of $20,839,958 and accumulated depreciation of $2,552,606.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

     Minimum future rentals to be received on non-cancellable leases as of April 30, 2003 for each of the next five years are as follows:

2004	$2,818,536
2005	$2,863,476
2006	$2,765,708
2007	$2,619,134
2008	$2,553,393

12.     Investments

            The Company has investments in partnerships and joint ventures which own three shopping centers. These investments are accounted for on the equity method. They are the following:

Dover - New Jersey

Operating property
Operating data - April 30
Company ownership - 50% investment at inception was $			147,500

(Unaudited)		(Unaudited)	(Unaudited)

	2003	2002	2001

Assets	$14,641,001	$14,707,213	$13,203,924
Liabilities	15,968,342	16,052,434	13,157,201
Members capital	79,600	135,958	147,500
Capital
Distributions	(1,716,415)	(1,491,806)	-
Retained Earnings	309,474	10,627	(100,777)
Revenue	2,432,167	2,063,047	1,607,725
Expenses	2,133,320	1,951,643	1,708,502
Net Income(loss)	298,847	111,404	(100,777)

         The property’s major tenant is Stop & Shop which provided 50% of the total revenue in 2003. This tenant started paying rent in July, 2001.

         In November 2001, this property was refinanced and each of the partners received a $632,500 distribution. This amount is carried as other liabilities. Additional distributions in the current year has increased this amount to $772,983.

Cranston - Rhode Island

         Operating Property
         Operating data - December 31
         Company ownership - 25% investment at inception $700,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

	Audited	Audited	Audited

	2002	2001	2000

Assets	$31,371,973	$29,094,595	$10,671,331
Liabilities	26,647,128	22,029,481	3,171,331
Partners capital	4,724,845	7,065,114	7,500,000
Revenue	3,502,777	326,907
Expenses	3,228,546	761,793
Net Income (loss)	274,231	(434,886)

         The property has two major tenants, Stop & Shop and Kmart. Stop & Shop will account for approximately 33% of revenue and Kmart 29%.

         The Company is a 50% member in another Joint Venture that owns land in Cranston adjacent to the shopping center. This property is currently under development.

Lubbock - Texas

         The Company owns a 1% general partner interest. This investment is recorded on the cost basis of accounting.

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

	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash	$ 29,051	$ 29,051
Accounts and notes
receivable	1,187,296	1,187,296
Deposits, escrows and prepaid
and deferred expenses	1,340,464	1,340,464

Liabilities:
Accounts payable	$ 2,097,292	$ 2,097,292
Accrued expenses	494,512	494,512
Mortgages and notes payable	26,193,371	26,193,371

14. Contingencies

         Neil H. Ellis (President) has guaranteed the construction loans of certain unconsolidated joint ventures. These include the shopping centers in Cranston, Rhode Island and Dover, New Jersey. If these projects had defaulted he would have been called upon to repay the loan. In that event, he would have sought repayment of his indemnity from the Company. These projects were successfully completed and refinanced, removing the Ellis guarantee.

         Mr. Ellis has also guaranteed a $11,700,000 loan for the construction of a 60,000 square foot building in Cranston for Katharine Gibbs School. When the building is finished and rent starts, the guarantee will be reduced to 25% of the outstanding liability. Since this loan has a Mini-Perm, the obligation will remain but be reduced as rent is paid.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE Company

(a)    Identification of Directors

        The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	75	President	l966 - Present

Stuart I. Greenwald	61	Treasurer/Secretary	1980 - Present

David B. Harding	58	Vice President	1992 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

            The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	75	President	1968 - Present

Stuart I. Greenwald	61	Treasurer/Secretary	1978 - Present

David B. Harding	58	Vice President	1992 - Present

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

                 Mr. Harding has been the President of Richmond Realty, LLC a Real Estate Management Company from January, 1996 to January 2003. Prior to that, he had worked for the Company in the area of finance for three years. In the past Richmond has managed certain properties of the Company, currently it only manages property of others.

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

             4. Any findings in a civil action or by the SEC that such person violated any Federal or State securities law, except for the action described in 3. above

ITEM 11. REMUNERATION

             There is set forth below information relating to all direct remuneration paid by the Company during the year ended April 30, 2003 to each director and each executive officer of the Company whose aggregate remuneration totaled $60,000 and to all directors and officers of the Company as a group.

Name or Number of Persons		Other
in Group and Capacity	Salary	Compensation(1)

Neil H. Ellis, President	$135,408
Stuart Greenwald, Treasurer	$100,918
David Harding, Vice President	27,000 (2)

(1)	To assist management of the Company in carrying out its responsibility and to improve job performance, the Company provides certain of its officers with automobiles. The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles. However, after reasonable inquiry, the Company has concluded that the amount of any such personal benefit is immaterial and does not in any event exceed $10,000 as to all officers. No provision has therefore been made for any such benefit.

(2)	For the period January 18, 2003 - April 30, 2003

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

(b)	Certain Business Relationships
Refer to (a) above.
(c)	Indebtedness of Management
There is none.
(d)	Transactions with Promoters
There are none.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
	AND REPORTS ON FORM 8-K
		Pages

(a) (1)	The following financial statements are
	included in Part II, Item 8:

	Financial Statements:

	Report of Independent Auditor	11

	Consolidated Balance Sheets - April 30, 2003
	and 2002	12-13

	Consolidated Statements of Operations -
	Years Ended April 30, 2003, 2002 and 2001	14

	Consolidated Statements of Shareholders'
	Deficit for the years Ended April 30, 2003,
	2002 and 2001	15

	Consolidated Statement of Cash Flows for the
	years ended April 30, 2003, 2002 and 2001	16-17

	Notes to Consolidated Financial Statements	18-27

(2)	The following financial statement schedules
	for the year ended April 30, 2003 are
	submitted herewith:

	Schedule III - Real Estate and Accumulated
	Depreciation	40

	Schedule IV - Mortgage loans on Real Estate	41

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

(c)Exhibits

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

Dated: ________________, 2003

FIRST HARTFORD CORPORATION
By: ________________________
Neil H. Ellis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

_____________________, 2003	______________________________________
Neil H. Ellis
Principal Executive Officer President and Director

_____________________, 2003	______________________________________
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

Date:         August 7, 2003

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

Date:          August 7, 2003

Stuart I. Greenwald Treasurer

First Hartford Corporation and Subsidiaries
Schedule III
 Real Estate and Accumulated Depreciation
 April 30, 2003

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period

Statement	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life On Which Depr. In Latest Income Is Computed
Developed Properties

Shopping Centers Connecticut	-0-	8,585,972	582,000	7,161,250	582,000	7,161,250	7,743,250	1,553,262	1990-1998	40 Years

Shopping Center - NJ	-0-	14,158,489	1,815,000	11,281,708	1,815,000	11,281,708	13,096,708	999,344	1999	40 Years
Building Lot		273,100	177,407		177,407		177,407

	-0-	$23,017,561	$2,574,407	$18,442,958	$2,574,407	$18,442,958	$21,017,365	$2,552,606

First Hartford Corporation and Subsidiaries
Schedule IV
Mortgage Loans on Real Estate
April 30, 2003

							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Liens	Mortgage	Mortgage	Interest

Mortgage Loans

Mt. Olive, NJ	8.375%	2027	113,621	None	$14,408,130	$14, 158, 489	-
			Principal
			& Interest
			Monthly

Mt. Olive, NJ	7%	2006	3,458	None	297,858	273,100

			Principal
			& Interest
			Monthly
Putnam
Parkade, CT	7%	2009	31,517	None	4,259,489	4,016,982	-

			Principal
			& Interest
			Monthly
Putnam
Parkade, CT	Prime +1	2003	Interest	None	1,575,000	1,425,000	-
			Only

Plainfield
Parkade, CT	8.875%	2006	34,343	None	3,797,115	2,988,465	-
			Principal
			& Interest
			Monthly
			2,388,949
			Final
			Payment
Plainfield
Parkade, CT	8.70%	2006	10,000	None	500,000	155,525	-
DE150 Corp.
Manchester, CT	7.00%	2012	2,617
			Principal
			& Interest
			Monthly	None	335,000	332,394

						$ 23,349,955

Balance at April 30, 2000	20,228,142

New Mortgage Loans	2,414,091
Principal Payments	(756,831)
Principal Reductions	175,003)

Balance at April 30, 2001	21,710,399

New Mortgage Loans	2,297,858
Principal Payments	(375,926)
Principal Reduction	(125,000)

Balance at April 30, 2002	23,507,331

New Mortgage Loans	616,517
Principal Payments	(773,893)

Balance At April 30, 2003	23,349,955