Form 10-Q
period 2003-07-31
FIRST HARTFORD CORP
filed 2003-09-15
CIK 36369

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
F O R M 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2003	Commission File No. 0-8862

First Hartford Corporation
(Exact name of registrant as specified in its charter)

Maine	01-0185800
(State of Incorporation)	(I.R.S. Employer Identification No.)

149 Colonial Road, Manchester, Connecticut	06040
(Address of principal executive offices)	(Zip Code)

(860) 646-6555
(Registrant's telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES	NO	X

     As of November 8, 1997, 3,089,985 shares of common stock of the Registrant were outstanding.

	FIRST HARTFORD CORPORATION

	INDEX

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Independent Auditor 's Review Letter	1

	Consolidated Balance Sheets -
	July 31, 2003 and April 30, 2003	2 & 3

	Consolidated Statements of Operations
	Three Months Ended July 31, 2003 and
	Three Months Ended July 31, 2002	4

	Consolidated Statements of Cash Flows
	Three Months Ended July 31, 2003 and
	Three Months Ended July, 31, 2002	5 & 6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	8 & 9

PART II. OTHER INFORMATION

	Signatures	14

KOSTIN, RUFFKESS & Company, LLC	Main Line: (860) 678-6000
Business Advisors and Certified Public Accountants	Toll Free: (800) 286-KRCO
Pond View Corporate Center	Fax: (860) 678-6110
76 Batterson Park Road	Web: www.kostin.com
Farmington, CT 06032

To the Board of Directors
First Hartford Corporation and Subsidiaries

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of July 31, 2003, and the related consolidated statements of operations, and cash flows for the three months then ended.  These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Kostin, Ruffkess & Company, LLC

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut
September 11, 2003

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	July 31,	April 30,
	2003	2003

Real Estate and equipment:

Developed properties	$21,017,365	$21,017,365

Equipment and leasehold improvements	111,540	113,719
	21,128,905	21,131,084

Less accumulated depreciation and amortization	2,745,183	2,632,870
	18,383,722	18,498,214
Properties under construction and investment in undeveloped properties and investments.	157,004	107,907
	18,540,726	18,606,121

Cash	18,873	29,051

Accounts receivable, less allowance for doubtful accounts of $30,129 and $130 respectively	1,578,620	1,187,296

Deposits, escrows, and prepaid and deferred expenses	1,501,167	1,340,464

Investment in affiliates	378,007	1,132,908

Due from related parties and affiliates	264,301	192,505

Deferred Tax Assets	1,700,000	1,700,000
	$23,981,694	$24,188,345

PART I - FINANCIAL INFORMATION
FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
Liabilities:	2003	2003

Mortgages, notes payable and capital lease obligations:	$ 658,165	474,627

Mortgages payable	$23,019,365	23,076,855

Notes Payable:
Other	2,277,347	2,641,889
	25,954,877	26,193,371

Accounts payable	2,555,558	2,097,292
Accrued Liabilities	393,985	494,512
Other Liabilities	827,224	772,984
Deferred Income	282,749	265,467
Due to Related Parties and affiliated partnerships	124,939	248,359
	30,139,332	30,071,985

Shareholders' equity (deficiency):

Common stock, $1 par; authorized 6,000,000 shares; issued 3,322,213 shares	3,322,213	3,322,213

Capital in excess of par	4,857,645	4,857,645
Deficit	(12,269,372)	(11,995,374)
	(4,089,514)	(3,815,516)

Less 232,228 shares of common stock held in treasury, at cost	2,068,124	2,068,124
	(6,157,638)	(5,883,640)
	$23,981,694	$24,188,345

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	July 31, 2003	July 31, 2002

Revenues, Including Related
Party Respectively:

Construction	87,292	193,682
Rental	931,268	885,907
Other	97,635	275,516
Equity in Earnings
of Subsidiaries	80,000	-0-
	1,196,195	1,355,105
Costs and Expenses:

Construction	6,044	133,860
Operating, selling, general
and administrative	680,818	545,556
Interest	498,449	504,000
Depreciation and amortization	128,927	126,888
Real estate taxes	151,254	140,322

	1,465,492	1,450,626

Net Income Gain (Loss)	(269,297)	($ 95,521)
Income Tax Provisions	4,701	-0-

	($ 273,998)	($ 95,521)

Income Per Share	($ 0.09)	($ 0.03)

Weighted Average Number of Common
Shares Outstanding	3,089,985	3,089,985

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
JULY 31, 2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating	3 months ended	3 months ended
activities:	July 31, 2003	July 31, 2002

Net Profit (Loss)	$(273,998)	$(95,521)
Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation	116,955	116,264
Amortization	11,972	10,624

Changes in assets and liabilities:
Increase in:

Accounts and Notes Receivable	(391,324)	117,422
Deposits, escrows, prepaid and
deferred expenses	(172,675)	192,592
Accrued liabilities	(83,244)	(171,951)
Other liabilities	54,240	- 0 -

Decrease in:

Accounts payable	458,266	(263,456)

Net cash used in operating activities	(279,808)	(94,026)

Cash flows from investing activities:

Investment in Affiliates	754,901	- 0 -
Purchase of Equipment	(2,463)	(3,276)

Payments for:

Additions to Properties under
construction	(49,097)	(195,104)

Net Cash used in investing activities	$ 703,341	$(198,380)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
JULY 31, 2003

Cash flows from financing	3 months ended	3 months ended
activities:	July 31, 2003	July 31, 2002

Proceeds from:
Construction Loan Payable	183,538	- 0 -
Mortgage Payable	- 0 -	281,517
Notes Payable	- 0 -	400,000

Principal payments on:

Mortgages payable	(330,591)	(128,859)
Notes payable	(91,442)	(50,000)

Repayment to related parties and
affiliated partnerships	(195,216)	(81,743)

Net Cash provided by financing
activities	(433,711)	420,915

Net increase (decrease) in cash
and cash equivalents	(10,178)	128,509
Cash and cash equivalents, beginning
of year	29,051	67,748

Cash and cash equivalents,
end of year	$ 18,873	$ 196,257

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

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended July 31, 2003 and 2002 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Subsequent Events

     On September 8, 2003, FHC received a copy of a pleading entitled Motion To Cite In Party Defendants dated August 20, 2003, requesting permission to name FHC as an additional defendant (in addition to the current 63 defendants) in a matter styled James Deshone vs. ABB, Inc. et. al filed in the Superior Court J.D. of Fairfield,CT @ Bridgeport, CT under docket #BA-02-03987835 regarding a single individual purportedly seeking redress for an illness alleged to relate to asbestos exposure over a period from 1956-1991 while working at various jobsites. FHC has retained the firm of Day, Berry and Howard to represent it in this matter. Since the above pleading contained no specific allegations against FHC, FHC is unable to make any determination as to the merits of this matter. FHC has been unable to uncover any evidence (based on a preliminary review) of Mr. Deshone as ever being employed at FHC.

Item 2.     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The quarter ended July 31, 2003 resulted in a loss of $273,998 or ($.09) per share compared to a loss of $95,521 or ($.03) per share. The prior years quarter had a bonus management fee from an affiliate of $200,000 or $.06 per share. If this was eliminated both quarters would have had an $.09 loss per share.

This quarter has a $80,000 gain from earnings of unconsolidated subsidiaries. This gain was only picked up in prior years at year end.

Capital Resource and Liquidity

Liquidity has improved this quarter due to the release of the Kmart holdback established at funding of the permanent mortgage on the Cranston, RI shopping center. As a result, the Company 's portion of the escrow $337,500 (1,350,000 x 25%) as well as cash flow from the property was released. In addition, funds advanced in excess of 25% (per the original partnership agreement) were returned with interest. In total, the company received approximately $817,000 in June and July. On our interest in Dover, NJ, we received distributions of approximately $108,000 during the quarter. Most of the increase in liquidity however was at July 31, 2003 in our accounts receivable, a good part of which was collected in early August.

CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act.

I, Neil H. Ellis, certify that:

1.	I have reviewed this quarterly report on Form 10Q of First Hartford Corporation.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this quarterly report.

4.	The registrant 's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A.	designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	B.	evaluated the effectiveness of the registrant 's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date "); and
	C.	presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant 's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant 's auditors and the audit committee of registrant 's board of directors (or persons performing the equivalent functions);

A.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant 's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weakness in internal controls; and

B.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and
6.	The registrant 's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I am responsible for preparing the Company 's consolidated financial statements and the other information that appears in this Form 10Q. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10Q is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, I depend on the Company 's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management 's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: September 11, 2003

/s/ Neil H. Ellis

Neil H. Ellis President and Chief Executive Officer

CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act.

I, Stuart I. Greenwald, certify that:

1.	I have reviewed this quarterly report on Form 10Q of First Hartford Corporation.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this quarterly report.

4.	The registrant 's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A.	designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	B.	evaluated the effectiveness of the registrant 's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date "); and
	C.	presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant 's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant 's auditors and the audit committee of registrant 's board of directors (or persons performing the equivalent functions);

A.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant 's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weakness in internal controls; and

B.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and
6.	The registrant 's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I am responsible for preparing the Company 's consolidated financial statements and the other information that appears in this Form 10Q. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10Q is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, I depend on the Company 's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management 's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: September 11, 2003

/s/ Stuart I. Greenwald

Stuart I. Greenwald Treasurer

PART II - OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARTFORD CORPORATION

/s/ Stuart Greenwald
Stuart Greenwald Treasurer Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date:	September 15, 2003