Form 10-Q
period 2003-10-31
FIRST HARTFORD CORP
filed 2003-12-15
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
F O R M   10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2003                                                                     Commission File No. 0-8862

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

YES  ________            NO          X

     As of November 8, 1997, 3,089,985 shares of common stock of the Company were outstanding.

	FIRST HARTFORD CORPORATION

	INDEX

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Independent Auditor’s Review Letter	1

	Consolidated Balance Sheets -
	October 31, 2003 and April 30, 2003	2 & 3

	Consolidated Statements of Operations
	For the Six Months and Three Months
	Ended October 31, 2003 and 2002.	4

	Consolidated Statements of Cash Flows
	For the Six Months and Three Months
	Ended October 31, 2003 and 2002.	5 & 6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	8 & 9

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

	Signatures	10

Kostin, Ruffkess & Company, LLC Business Advisors and Certified Public Accountants Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032	Main Line: (860) 678-6000 Toll Free: (800) 286-KRCO Fax: (860) 678-6110 Web: www.kostin.com

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of October 31, 2003 and October 31, 2002, and the related consolidated statements of operations, and cash flows for the three months and six months then ended.  These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Kostin, Ruffkess & Company, LLC

Farmington, Connecticut
December 12, 2003

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets	October 31,	April 30,
	2003	2003

Real Estate and equipment:

Developed properties	$21,060,577	$21,017,365

Equipment and leasehold improvements	113,099	113,719

	21,173,676	21,131,084

Less accumulated depreciation and
amortization	2,864,629	2,632,870

	18,309,047	18,498,214
Properties under construction and
investment in undeveloped properties.	107,066	107,907

	18,416,113	18,606,121

Cash	4,635	29,051

Accounts receivable, less allowance
for doubtful accounts of $70,600
	1,162,615	1,187,296

Deposits, escrows, and prepaid and
deferred expenses	1,699,152	1,340,464

Investment in affiliates	308,507	1,132,908

Due from related parties and affiliates	361,951	192,505

Deferred Tax Assets	1,700,000	1,700,000

	$23,652,973	$24,188,345

PART I - FINANCIAL INFORMATION
FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2003	2003

Liabilities:

Mortgages, notes payable;
Construction Loans	$919,761	474,627

Mortgages payable	$22,778,788	23,349,955

Notes Payable:
Other	2,038,324	2,368,789

	25,736,873	26,193,371

Accounts payable	2,548,071	2,097,292
Accrued Liabilities	310,955	494,512
Other Liabilities	809,048	772,984
Deferred Income	320,054	265,467
Due to Related Parties and affiliated
partnerships	115,665	248,359

	29,840,666	30,071,985

Shareholders' equity (deficiency):

Common stock, $1 par; authorized
6,000,000 shares; issued 3,322,213
shares	3,322,213	3,322,213
Capital in excess of par	4,857,645	4,857,645
Deficit	(12,299,427)	(11,995,374)

	(4,119,569)	(3,815,516)

Less 232,228 shares of common stock
held in treasury, at cost	2,068,124	2,068,124

	(6,187,693)	(5,883,640)

	$23,652,973	$24,188,345

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
(Unaudited)

	Six Months Ended		Three Months Ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Revenues, Including Related
Party Respectively:
Sale of Real Estate	$ 73,096	$ - 0 -	$ 73,096	$ -0-
Construction	104,947	274,762	17,655	81,080
Rental	1,908,020	1,712,098	976,752	826,191
Other	138,223	315,362	40,588	39,846
Non-Recurring Items	200,367	183,456	200,367	183,456
Equity in Earnings of
Joint Ventures	165,000	- 0 -	85,000	- 0 -

	2,589,653	2,485,678	1,393,458	1,130,573
Costs and Expenses:
Cost of Sales Real Estate	15,771	- 0 -	15,771	- 0
Construction	21,376	242,545	15,332	108,685
Operating, selling, general
and administrative	1,297,818	1,037,037	617,000	491,481
Interest	988,013	1,008,625	489,564	504,625
Depreciation and amortization	260,595	253,514	131,668	126,626
Real estate taxes	305,432	291,953	154,178	151,631

	2,889,005	2,833,674	1,423,513	1,383,048

Net Income Gain (Loss)	($ 299,352)	($ 347,996)	($ 30,055)	($252,475)
Income Tax Provisions	4,701	- 0 -	- 0 -	- 0 -

	($304,053)	( $347,996)	($ 30,055)	($252,475)

Income Per Share	($0.10)	($0.11)	($ 0.01)	($ 0.08)

Weighted Average Number of Common Shares Outstanding	3,089,985	3,089,985	3,089,985	3,089,985

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

Cash flows from operating	6 months ended		3 months ended
activities:	10/31/03	10/31/02	10/31/03	10/31/02

Net Loss	$(304,053)	$(347,996)	$(30,055)	$(252,475)

Adjustments to reconcile net (loss)
to net cash provided by (used in)
operating activities:

Depreciation	236,401	232,504	119,446	116,240
Amortization	24,194	21,010	12,222	10,386
Gain on sale of real estate	(57,325)	-0-	(57,325)	-0-
Changes in assets and liabilities:
Increase (Decrease) in:

Accounts and notes receivable	24,681	178,718	416,005	61,296

Deposits, escrows, prepaid and
deferred expenses	(398,653)	342,293	(225,978)	149,701
Accrued liabilities and
deferred income	(128,970)	500,789	(45,726)	672,740
Other liabilities	36,064	41,904	(18,176)	41,904

(Increase) Decrease in:

Acct's payable	450,779	(544,750)	(7,487)	(281,294)

Net cash provided by (used in)
operating activities	(116,882)	424,472	162,926	518,498

Cash flow from investing activities:

Return of Invested Capital	824,401	-0-	69,500	-0-
Purchase of equipment & leasehold
improvements	(4,022)	(16,007)	(1,559)	(12,731)

Payments for:
Additions to properties
under construction	(42,371)	(297,211)	6,726	(102,107)

Net Cash provided by (used in)
investing activities:	778,008	(313,218)	74,667	(114,838)

The accompanying notes are an integral part of these financial statements.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

		6 months ended	3 months ended
	10/31/03	10/31/02	10/31/03	10/31/02

Cash flows from operating activities:

Proceeds from:
Construction Loans	$ 445,134		261,596
Mortgage Payable	$ -0-	313,034	-0-	31,517
Notes Payable	-0-	840,000	-0-	440,000

Principal payments on:
Mortgage Payable	(571,167)	(268,110)	(240,577)	(139,251)
Notes Payable	(330,465)	(1,654,298)	(239,022)	(1,604,298)
Gross Proceeds Sale of Real
Estate	73,096	-0-	73,096	-0-

Advances from Related Parties and
affiliated Parties	(302,140)	718,629	(106,924)	800,372

Net Cash Used in Financing
Activities	(685,542)	(50,745)	(251,831)	(471,660)

Net Increase (Decrease) in cash
& Cash Equivalents	(24,416)	60,509	(14,238)	(68,000)

Cash & Cash Equivalents
Beginning of Period	29,051	67,748	18,873	196,257

Cash & Cash Equivalents
End of Period	$4,635	$128,257	$4,635	$128,257

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

Interim Financial Information (Unaudited)

The interim financial statements of the Company for the six months ended October 31, 2003 and 2002 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

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

     The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors including changes in general economic conditions, interest rates and availability of funds, nature of competition and relationships with key customers may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Result of Operations

     The quarter ended Oct. 31, 2003 resulted in a loss of $30,055 or ($.01) per share compared to a loss of $252,475 or ($.08) per share.

This quarter has a $85,000 gain from earnings of unconsolidated subsidiaries. This gain was only picked up in prior years at year end. Sale of Real Estate this quarter netted $57,000. These two items resulted in .05 of the .07 improvement in performance this quarter.

Capital Resource and Liquidity

     Highlighting cash flow and liquidity; (1) Received cash distributions this quarter of $139,500 from the Cranston and Dover Shopping Centers, (2) Borrowed in Construction Loan related to expanding the Plainfield Shopping Center, $253,000 against prior period cost. Received a $102,000 refund from the Sewer Authority in Mt. Olive for a participation of cost from another developer for utilizing our sewer line. This item reduced our cost basis.

     On the outflow side, we had $750,000 invested in new properties at October 31, 2003. Upon the initial draw of the West Springfield Project (see subsequent events) approximately $225,000 was recovered. The balance which is for projects in New York State, New Hampshire and Maine, which may keep going forward or terminate. Management cannot make a determination at this time.

Subsequent Events

     In November the Company purchased a shopping center in West Springfield, Mass. for $3,650,000. It contained a closed Kmart of approximately 83,000 square feet and 50,000 square feet of other retail (39,000 of which is occupied and paying rent). At the same time, we closed a Construction Loan of $7,235,000 with a take out for permanent financing. The loan provides 100% financing of the project. The permanent lender is charging 5.5% fixed interest for a 25 year loan callable after 3 years and gets 50% of the profits as additional interest.

     The Company presently has three signed Leases for approximately 62,000 square feet of the Kmart building. Construction is presently under way on the new space which will also include a new facade on the other shop space.

     On January 1, 2004 the Lease for the Katharine Gibbs School will be in effect. The Company will be entitled to 50% of the cash flow from that project.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

Exhibit 31.1  Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit 31.1  Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit 32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 32.1 Certification of Chief Financial, pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARTFORD CORPORATION
/s/ Stuart Greenwald
Stuart Greenwald Treasurer Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: December 12, 2003