Form 10-Q
period 2004-01-31
FIRST HARTFORD CORP
filed 2004-03-16
CIK 36369

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2004 OR
X

______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ______________________________________
Commission file number _____________________________________________________________

First Hartford Corporation
(Exact name of registrant as specified in its charter)

Maine	01-0185800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Colonial Road, Manchester, CT 06040
 (Address of principal executive offices) (Zip Code)

(860) 646-6555
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

Amendment
____________________________________________________________________________

Amended effective November 15, 2002; compliance and phase-in details in Release No. 33-8128 (¶ 86,724), 67 F.R. 58480 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ___ No  X

End of Amendment
                  ____________________________________________________________________

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,089,985 shares of common stock as of January 31, 2004.

FIRST HARTFORD CORPORATION
	INDEX

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Independent Auditor’s Review Letter	1

	Consolidated Balance Sheets -
	January 31, 2004 and April 30, 2003	2 & 3

	Consolidated Statements of Operations
	For the Nine Months and Three Months
	Ended January 31, 2004 and 2003.	4 & 5

	Consolidated Statements of Cash Flows
	For the Nine Months and Three Months
	Ended January 31, 2004 and 2003.	6 & 7

	Notes to Consolidated Financial Statements	8 & 9

Item 2.	Management's Discussion and Analysis
	Of Financial Condition and Results
	Of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities, use of Proceeds
	And Issuer Purchases of Equity Securities	12

Item 3.	Defaults Upon Senior Executives	12

Item 4.	Submission of Matters to a Vote
	Of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	14

Kostin, Ruffkess & Company, LLC
Letterhead

To the Board of Directors
First Hartford Corporation and Subsidiaries

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of January 31, 2004 and January 31, 2003, and the related consolidated statements of operations, and cash flows for the three months and nine months then ended.  These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Kostin, Ruffkess & Company, LLC

Farmington, Connecticut
March 15, 2004

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31,	April 30,
	2004	2003

Real Estate and equipment:

Developed properties	$11,520,582	$7,920,657

Equipment and leasehold improvements	117,781	113,719
	11,638,363	8,034,376

Less accumulated depreciation and
amortization	1,776,503	1,633,526
	9,861,860	6,400,850
Properties under construction and
investment in undeveloped properties.	1,209,775	72,672
	11,071,635	6,473,522

Cash	3,520,251	29,051

Accounts receivable, less allowance
for doubtful accounts of $70,600
	758,199	1,187,296

Deposits, escrows, and prepaid and
deferred expenses	1,604,663	1,340,464

Investment in affiliates	125,976	1,132,908

Due from related parties and affiliates	230,334	192,505

Deferred Tax Assets	900,000	1,700,000

Discontinued Assets	-0-	12,132,599

	$18,211,058	$24,188,345

PART I - FINANCIAL INFORMATION
FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2004	2003

Liabilities:

Mortgages, notes payable;
Construction Loans	$4,621,418	474,627

Mortgages payable	$9,482,662	9,191,466

Notes Payable:
Other	1,780,083	2,368,789
	15,884,163	12,034,882

Accounts payable	1,765,585	2,097,292
Accrued Liabilities	685,492	494,512
Other Liabilities	946,728	772,984
Deferred Income	215,724	265,467
Due to Related Parties and affiliated
partnerships	118,965	248,359

Mortgage payable - discontinued	-0-	14,158,489
	19,616,657	30,071,985

Shareholders' equity (deficiency):

Common stock, $1 par; authorized
6,000,000 shares; issued 3,322,213
shares	3,322,213	3,322,213
Capital in excess of par	4,857,645	4,857,645
Deficit	(7,517,333)	(11,995,374)
	662,525	(3,815,516)

Less 232,228 shares of common stock
held in treasury, at cost	2,068,124	2,068,124
	(1,405,599)	(5,883,640)
	$18,211,058	$24,188,345

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
	Nine Months Ended		Three Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
		(Restated)		(Restated)
Revenues, Including Related
Party Respectively:
Sale of Real Estate	$ 73,096	$ - 0 -	$ - 0 -	$ -0-
Construction	114,375	135,083	9,428	40,483
Rental	1,190,778	957,349	448,799	329,669
Management fees	62,034	252,909	62,034	19,375
Other	245,253	477,719	177,256	405,147
Non-Recurring	200,367	183,456	- 0 -	- 0 -
Equity In Earnings of
Joint Ventures	233,280	- 0 -	68,280	- 0 -
	2,119,183	2,006,516	765,797	794,674
Costs and Expenses:

Cost of Sales Real Estate	15,771	- 0 -	- 0 -	- 0 -
Construction	28,492	78,733	7,116	11,096
Operating, selling, general
and administrative	2,143,932	1,556,662	925,819	572,262
Interest	580,208	598,931	201,494	200,348
Depreciation and amortization	253,289	171,155	137,513	57,593
Real estate taxes	123,946	117,230	51,040	38,150
	3,145,638	2,522,711	1,322,982	879,449
Net Operating (Loss)
Before Discontinued
Items and Income Taxes	$(1,026,455)	$(516,195)	$(557,185)	(84,775)

Discontinued Items
Sale of Shopping Center	19,433,415	- 0 -	19,433,415	- 0 -
Cost of Shopping Center	12,747,518	- 0 -	12,747,518	- 0 -
Federal & State Tax	525,000	- 0 -	525,000	- 0 -
Gain on Sales (net of tax)	6,160,897	- 0 -	6,160,897	- 0 -
Operating Gain on Shopping
Center	207,453	151,389	37,535	67,966
Net Gain	6,368,350	151,389	6,198,432	67,966
Net Income (Loss) Before	5,341,895	(364,806)	5,641,247	(16,809)
Income Tax

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
CONTINUED

	Nine Months Ended		Three Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
		(Restated)		(Restated)
State Income Tax	63,854	- 0 -	59,153	- 0 -
Deferred Federal Income Tax	800,000	- 0 -	800,000	- 0 -
Total Taxes On Income	863,854	- 0 -	859,153	- 0 -

Net Income (Loss)	4,478,041	(364,806)	4,782,094	(16,809)

Base Earning Per Share	$1.45	($0.12)	1.55	(.01)

Weighted Average Number
Of Shares Outstanding	3,089,985	3,089,985	3,089,985	3,089,985

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Cash flows from operating	9 months ended		3 months ended
activities:	01/31/2004	01/31/2003	01/31/2004	01/31/2003

Net Profit (Loss)	$4,478,041	$(364,806)	$4,782,094	$ (16,809)

Adjustments to reconcile net loss
to net cash used in operating
activities:

Depreciation	356,733	349,211	120,332	116,707
Amortization	116,161	33,331	91,967	12,321
Deferred Tax Asset	800,000	-0-	800,000	-0-
Gain on Sale of Property	6,685,897	-0-	6,685,897	-0-

Changes in assets and liabilities:
Increase (Decrease) in:

Accounts and Notes
Receivable (Net)	429,097	201,196	404,416	22,478
Deposits, escrows, prepaid and
deferred expenses	(628,611)	508,985	(229,958)	166,692

(Increase) Decrease) in:

Accrued liabilities	190,980	(164,043)	319,950	(664,832)
Other Liabilities	124,001	441,419	87,937	399,515
Accounts payable	(331,707)	(315,307)	(782,486)	229,443

Net cash provided by (used in)
operating activities:	12,220,592	689,986	12,280,149	265,515

Cash Flow from investing activities:

Proceeds from Investments	1,006,932	2,908	182,531	2,908
Purchase of equipment	(9,004)	(13,101)	(4,982)	2,906
Write Off Predevelopment Cost	98,251	-0-	98,251	-0-
Proceeds from Sale
of Property	5,530,060	-0-	5,530,060	-0-

Payments for:

Additions to New Property	(4,751,868)	(356,896)	(4,709,497)	(59,685)
Additions to developed
Property	(127,332)	-0-	(127,332)	-0-
Net Cash provided by (used in)
investing activities	$1,747,039	$(367,089)	969,031	$(53,871)

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED

Cash flows from financing	3 months ended			3 months ended
activities:	01/31/2004	01/3/2003	01/31/2004	01/31/2003

Proceeds from:
Construction Loan
Payable	$4,146,791	-0-	$ 3,701,657	-0-
Mortgage Payable	-0-	648,034	-0-	335,000
Notes Payable	-0-	840,000	-0-	-0-

Principal payments on:
Mortgages payable	(13,867,293)	(362,999)	(13,296,126)	(94,889)
Notes payable	(588,706)	(1,665,655)	(258,241)	(11,357)
Advances from Related Parties and
affiliated Parties	(167,223)	163,501	134,917	(555,129)

Net Cash provided by (used in)
Financing Activities	(10,476,431)	(377,119)	(9,717,793)	(326,375)

Net increase (Decrease) in cash
and Cash Equivalents	3,491,200	(54,222)	3,531,387	(114,731)

Cash and cash equivalents,
beginning of Period	29,051	67,748	(11,136)	128,257

Cash and cash equivalents,
end of Period	$3,520,251	$13,526	$ 3,520,251	$13,526

The accompanying notes are an integral part of these financial statements.

Note 1: Summary of Significant Account Policies:

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

     Rental revenues are recognized as income under the operating method as the rentals become due. At April 30, 2004 and forward, the Company will recognize income on the straight-line basis in accordance with SFAS 13. Other income includes management and service fees and interest income which is recognized over the period in which the service is provided or the interest is earned.

Interim Financial Information (Unaudited)

The accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Company’s financial position as of January 31, 2004 and the results of its operations and cash flows for the nine months ended January 31, 2004. The results of operations for the nine months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 2: Purchase of Shopping Center

On November 26, 2003, the Company purchased a shopping center in West Springfield, MA for $3,650,000.

Note 3: Sale of Shopping Center

The Company sold its shopping center in Mount Olive, NJ for $19,433,415 resulting in a pre-tax gain of $6,685,897.

Note 4: Employee Stock Option Plan

On January 22, 2004, the shareholders approved a stock-option plan. In February 2004, 250,000 options were granted to five employees, two of which are directors. The options have a two year vesting period which were granted at $1.10 per share, representing the highest current bid price. With the option, the employee was given the right to sell the shares back to the Company for $2.40 at the end of the vesting period.

Note 5: Litigation

See Part II, Item 1. on Page 12 below.

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

     The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationships with key customers may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Capital Resource and Liquidity

     There has been a significant improvement to the liquidity of the Company as a result of the sale of our Mt. Olive New Jersey shopping center. Cash received was $4,300,000 of which $525,000 is reserved for federal tax (alternative minimum tax) and state tax.

     In the past the Company has had large property sales but it was usually caused by an extreme need to repay debt. Such is currently not the case. Utilization of our Net Operating Loss Carry Forward and a business need to keep funding new projects to invest in, were the catalyst.

     On November 26, 2003, the Company purchased a shopping center in West Springfield, Mass. for $3,650,000. It contained a closed Kmart of approximately 83,000 square feet and 50,000 square feet of other retail (39,000 of which is occupied and paying rent). At the same time, we closed a construction Loan of $7,235,000 with a take out for permanent financing. The loan provided 100% financing of the project. The permanent lender is charging 5.5% fixed interest for a 25 year loan callable after 3 years and gets 50% of the profits as additional interest. At the initial draw $225,0000 invested in the project was recovered.

     The Company has four signed leases for approximately 92,500 square feet for the Kmart building, which is requiring us to expand the building. The loan is currently in the process to increase by $765,000 to fund the expansion. The first tenant will open 25,000 square feet on March 28, 2004. We expect all four to be opened by mid-summer.

     On January 1, 2004 the Katharine Gibbs School moved into a building constructed by the Company and leased to them by a joint venture in which the Company is a 50% participant. On the same property a completed pad (graded, compacted, paved, connected utilities, plus site lighting) was leased to a restaurant which is constructing their own building. The restaurant is expected to open by May 1, 2004.

     Rent for the school is $121,000 monthly and the debt service is interest only on the $11,700,000 mortgage. It is anticipated that amortization of principle will begin in October, 2004. The interest rate is 2.0% over 30 days LIBOR (currently approximately 1%). An interest hedge was purchased limiting the interest rate to a maximum of 8%.

     The pad improvements for the restaurant were paid for by the first two months of cash flow. Rent for the restaurant is $8,333 monthly.

     Distributions received from the Cranston and Dover shopping centers amounted to $195,000 this quarter. Approximately $60,000 of which was from a payment of a Kmart chapter 11 claim.

     During this quarter we decided not to go forward with a project in New York State and wrote off $98,000. In Maine, we expended an additional $200,000 and this project continues to move forward.

Results of Operations

     The highlight of the current quarter is the sale of the Mt. Olive, New Jersey shopping center. The sale of the center has caused a restatement of operations to reflect discontinued items in accordance with SFAS 144. The pre-tax gain on the sale of the center was approximately $6,886,000 or $2.28 per share. Taxes amounted to $.45 per share of that amount, $.26 was a result of utilization of our deferred tax asset (Net Operating Loss Carry forward).

     In the current quarter, the Company has lost $557,000 or (.18 a share) from operations. Included in that loss is the following:

1.	Loss from write off of predevelopment cost for abandoned project,$98,000.
2.	Amortization of deferred financing cost upon closing new loan for existing center,$80,000.
3.	Write off of billings in excess of contract regarding affiliated partnerships, $127,000.

These items totaling $305,000 amount to $.10 of the $.18 loss per share from operations.

Employee Stock Option Plan

On January 22, 2004 at the meeting of the shareholders, two items were approved.

1.	Re-election of the Board of Directors.
2.	Approval of the Employee stock Option Plan.

In the month of February, 250,000 of those options were granted to five employees, two of which are Directors. The options which have a two year vesting period were granted at $1.10 per share, representing the highest current bid price. With the option, the employee was given the right to sell the shares back to the Company for $2.40 at the end of the vesting period. At this writing, the last trade of the stock was $1.85 per share.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

All phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company’s throughout the United States. The success of the Company, to a large extent, depends upon factors which may be beyond the control of management. Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy. The ability of the Company to meet its debt service obligations and to operate profitably is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants. The ability to attract tenants is dependent upon the changing character of the areas in which the Company’s properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas. The Company’s holdings are becoming less diversified both geographically and in use and types of occupancy.

The Company’s assets are concentrated mostly in the Northeast which creates a geographic diversification risk. The Company presently has interest from Southern New Jersey and options for property as far north as Maine.

The real estate business does not experience “backlogs” as that term is generally understood, nor is it seasonal.

To the Company’s knowledge, its real estate business is not dependent upon a single customer but there is a dependency on supermarkets for strip malls. The Company has Stop & Shop, Price Rite and Big Y as such tenants.

Item 4.                    CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II -              OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

On January 29, 2004, a shareholder filed a 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company shares. That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts. By Complaint dated February 27, 2004, Mr. Kaplan, filed suit against First Hartford Corporation (the “Company”) as case No. 04 10402 RCL in the United States District Court in the District of

Massachusetts. The Company was served with the complaint on March 2, 2004. The complaint alleges that the proxy solicitation materials issued by the Company as a prelude to its annual meeting on January 22,2004, were false and/or misleading in certain respects and also omitted certain material information. As a result thereof, the plaintiff seeks to void the shareholder votes taken at the January 22, 2004 shareholder meeting of the Company and have a new vote ordered based upon revised proxy material which would be required to be issued by the Company. The only shareholder votes taken at the annual meeting were to re-elect the same board of directors which had been serving the Company and to approve an Employee Stock Option Plan as previously described in Note 4 on page 8 hereof.

The Company believes strongly that information in its proxy materials was neither false or misleading and that the lawsuit is without merit.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

Item 2.	CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

(d) Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a) Not Applicable.

(b) Not Applicable. The Company has not declared any dividends.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) January 22, 2004. Meeting was declared as an annual meeting.

(b) The following directors were elected:

Neil H. Ellis
David B. Harding
Stuart I. Greenwald

(c) Board of Directors was approved by Vote of 2,601,991 in favor, zero (0)
against with 2,262 abstaining.

An “Employee Stock Option Plan” was approved by a vote of 1,631,870 in favor,
19,346 against with 1,860 abstaining.

Item 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c)
under the Securities Exchange Act of 1934

Exhibit 31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c)
under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 32.1	Certification of Chief Financial, pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARTFORD CORPORATION

/s/ Stuart Greenwald
Stuart Greenwald
Treasurer Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: March 16, 2004