Form 10-K
period 2004-04-30
FIRST HARTFORD CORP
filed 2004-08-11
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended	Commission File No. 0-8862
April 30, 2004

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 (Exact name of registrant as specified in its charter)

            Maine                                                                                            01-0185800
(State of Incorporation)                                                              (I.R.S. Employer Identification No.)

P.O. Box 1270, 149 Colonial Road, Manchester Connecticut        06045-1270
(Address of principal executive offices)                                                   (Zip Code)

(860) 646-6555
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                None

Securities registered pursuant to Section 12 (g) of the Act:

1.       Common Stock, par value of $1 per share

The Company hereby indicates by checkmark whether it (1) has filed all reports required to be filed by Section 11 or 10 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X                       NO       _____

Based on the most recent sales, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,090,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                YES     X                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:   3,089,985

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected, " which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 1.           DESCRIPTION OF BUSINESS

(a)        General Development of Business

First Hartford Corporation and its subsidiaries (the "Company"), which was incorporated in Maine in 1909, is engaged in the purchase, development, ownership, management and sale of real estate.

(b)        Financial Information about Industry Segments

The Company is engaged in the purchase, development, ownership, management and sale of real estate, therefore, segment information is not applicable.

(c)        Narrative Description of Business

The Company is engaged in the purchase, development, ownership and management of real estate with the ultimate goal of selling such properties when profitable opportunities arise.

The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, New Jersey, Texas, Massachusetts and Rhode Island.  Tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants and an occasional inquiry by potential tenants at the Company's on-site offices.

The real estate business of the Company is diversified in terms of geographical locations, type of commercial property and form of ownership or management.  The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services.  For the prior five years, development had been exclusively retail.  In the current year, the Company, in addition to its retail construction, has constructed a 60,000 s.f. building in Cranston, Rhode Island for lease to Katharine Gibbs College of which the Company owns 50% of the building.  The same partnership has been chosen as the developer of a 60,000 s.f. building for a police station to be built by the Company and leased to the City of Cranston, Rhode Island.  Additional opportunities on this property are being considered.

Operation of the Company's real estate business requires construction materials and suitable land.  Construction materials can be obtained from many sources, but supplies and construction labor are subject to price fluctuations, strikes and delivery delays, which can greatly increase the cost of a project.

Commercial properties are available in the states where the Company is qualified to do business, however all real property is, by its nature, finite and subject to fluctuations in cost and unpredictable changes in local zoning ordinances and restrictions on planned construction.

Certain phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company's throughout the United States.  The success of the Company, to a large extent, depends upon factors which may be beyond the control of management.  Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy.  The ability of the Company to meet its debt service obligations and to operate profitability is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants.  The ability to attract tenants is dependent upon the changing character of the areas in which the Company's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas.  The Company's holdings are becoming less diversified geographically.

The Company's assets are concentrated mostly in the Northeast, which creates a geographic diversification risk.  The Company presently has interests and options from Southern New Jersey to Maine.

The real estate business does not experience "backlogs" as that term is generally understood, nor is it seasonal.

The Company's business is not dependent upon a single customer but there is a dependency on supermarkets as strip mall tenants.  The company currently has Stop & Shop, Big Y and Price Rite as major tenants.

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

At April 30, 2004, the Company employed 27 people.

(c)        Financial Information About Foreign And
Domestic Operations

The Company and its subsidiaries do not engage in operations in foreign countries.

ITEM 2.           DESCRIPTION OF PROPERTY

            The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries.

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

Putnam, CT	Shopping Center	57,311 sq. ft. T. J. Maxx 46%	Owned by a subsidiary of the Company

W. Springfield, MA	Shopping Center	144,332 sq. ft. Price Rite 23% A. J. Wright 18% K&G 14%	Owned by a subsidiary of the Company.

	Under Construction	Big Lots 21% Dollar Dreams 12%

Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	25% owned by a subsidiary of the Company.

Cranston, RI	College	Katharine Gibbs College 60,000 s.f.	50% owned by a subsidiary of the Company

	Restaurant	Texas Roadhouse	50% owned by a subsidiary of the Company

ITEM 3.           LEGAL PROCEEDINGS

Wal-Mart Real Estate Business Trust ("Wal-Mart"), v. New Hawthorn Management Services, Inc., ("NHMS") [nka-First Hartford Realty Corporation via merger] Robert Piermarini, Trustee of A. P. Realty Trust and Ruth Piermarini, Trustees of R&O Leominster Realty Trust, Third Party Defendants.

The above referenced case was originally filed by NHMS against Wal-Mart (and the Piermarini defendants) in the federal district court of Massachusetts but was withdrawn due to lack of complete diversity jurisdiction.

After the aforesaid withdrawal, NHMS was preparing to re-file the same complaint in the state court of Massachusetts.  However, Wal-Mart chose to file in the state court first and is thus the plaintiff in the above referenced matter styled Superior Court Civil Action No. 01-0810A.  On information and belief, Wal-Mart claims NHMS breached a Purchase and Sale Agreement by failing to, inter alia, provide an environmentally clean site and a requested (by Wal-Mart) clarification of a local planning board approval along with various lien waivers.  Wal-Mart claims these breaches caused it not to purchase the property and is seeking the return of its $425,000 deposit along with reimbursement of certain expenses allegedly in the low six-figure range.

NHMS has filed a counterclaim against Wal-Mart claiming Wal-Mart's allegations to be without any basis in that the property was environmentally sound and that any improperly alleged environmental issues could easily have been escrowed for as provided under the contract.  NHMS further asserts the planning board approval in question was valid without need of further clarification particularly in light of the numerous assurances given to Wal-Mart by the City of Leominster regarding such approval and that any required lien waivers were properly delivered to the title company.  In its counterclaim, NHMS is seeking in excess of $1,200,000 in damages for lost profits and/or expenses along with additional damages for unfair trade practices.  Wal-Mart has admitted efforts to try to purchase the very same property from the land owners immediately after it claimed that said property was not suitable for purchase under the terms of its terminated agreement with NHMS.

The Piermarini defendants (who are the current land owners of the property which was to be acquired by Wal-Mart) were named as third party defendants by NHMS because, to the extent that there might be any merit to the Wal-Mart allegations regarding the environmental issues, NHMS could claim that the Piermarini's may have breached their contract with NHMS.  The Piermarini's have filed a counterclaim against NHMS for economic injury relating to liens filed against the property and damage to existing buildings.  The Piermarini's also assert that NHMS claims against them regarding any environmental issues constitute an abuse of process.  The estimated value of these claims is unknown.

There is also an intervening broker claim filed against NHMS should NHMS prevail against Wal-Mart.  The estimated value of this broker claim is approximately $80,000.

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

The "Piermarini defendants" have also moved for partial summary judgment to eliminate claims against them by NHMS.  NHMS contested this motion upon which argument was heard by the Superior Court on July 16, 2003.  This motion was denied on July 21, 2003.

A date for a jury trial in this matter has been tentatively set by the court for mid-November of 2004.

James Deshone vs. ABB, Inc.

On September 8, 2003, First Hartford Corporation ("FHC") received a copy of a pleading entitled Motion To Cite Party Defendants dated August 20, 2003, requesting permission to name FHC as an additional defendant (in addition to the current 63 defendants) in a matter styled James Deshone vs. ABB, Inc. et. al. filed in the Superior Court J.D. of Fairfield, CT @ Bridgeport, CT under docket #BA-02-03987835 regarding a single individual purportedly seeking redress for an illness alleged to relate to asbestos exposure over a period from 1956-1991 while working at various jobsites.  FHC has retained the firm of Day, Berry and Howard to represent it in this matter.  Since the above pleading contained no specific allegations against FHC, FHC was initially unable to make any determination as to the merits of this matter.  FHC was also unable to uncover any evidence of Mr. Deshone as ever being employed by FHC.

Based on discovery, FHC filed a motion for summary judgment [upon which it anticipated prevailing] on June 28, 2004.  Shortly thereafter, the parties agreed to settle the case for $2,500.  FHC believes the foregoing motion was instrumental in achieving the settlement to which FHC agreed primarily to defray the ongoing costs associated with the defense of this action.

Richard E. Kaplan v. First Hartford Corporation

On January 29, 2004, a shareholder filed a Form 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company shares.  That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts.  By Complaint dated February 27, 2004, Mr. Kaplan, filed suit against First Hartford Corporation (the "Company") as case No. 04 10402 RCL in the United States District Court in the District of Massachusetts.  The Company was served with the complaint on March 2, 2004.  The complaint alleges that the proxy solicitation materials issued by the Company as a prelude to its annual meeting on January 22, 2004, were false and/or misleading in certain respects and also omitted certain material information.  As a result thereof, the plaintiff seeks to void the shareholder votes taken at the January 22, 2004 shareholder meeting of the Company and have a new vote ordered based upon revised proxy material which would be required to be issued by the Company.  The only shareholder votes taken at the annual meeting were to re-elect the same board of directors which had been serving the Company and to approve the Employee Stock Option Plan.

The Company believes strongly that information in its proxy materials was neither false nor misleading and that the lawsuit is without merit.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

Other Proceedings

For proceedings involving officers and directors, see Item 10(f) on Page 36.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of Stockholders was held on January 22, 2004.  Proxies were mailed to Shareholders of Record on or about December 29, 2003.  As a result of that vote:

1.         The Directors were re-elected in its entirety.

2.         The 2003 Stock Option Plan was adopted.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SECURITY HOLDER MATTERS

The Company's common stock, $1 par value, is traded over-the-counter.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.pinksheets.com or http://www.yahoo.com.  Symbol FHRT P.K.

The Company has paid no cash dividends in the last five years.

Small sales of common stock have occurred from time to time.  The annual high for the stock was $1.90 a share and the low of $.70 a share.  The last sale was $2.00 a share on July 21, 2004.

The number of shareholders of record for the Company's common stock as of April 30, 2004, is approximately 900.

ITEM 6.           SELECTED FINANCIAL DATA

For the Years Ended April 30, 2004, 2003, 2002, 2001 and 2000

The selected financial data set forth below for the years ended April 30, 2004, 2003, 2002, 2001 and 2000 are derived from the Company's financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in Item 8 which are incorporated therein by reference.

	2004	2003	2002	2001	2000

Revenues, Net	$3,829,478	$3,581,024	$3,758,536	$3,713,803	$2,223,111
Net Income (Loss)	$4,633,070	$(50,821)	$(105,032)	$(381,536)	$(906,170)

Weighted Average Number of Shares Outstanding	3,089,985	3,089,985	3,089,985	3,089,985	3,089,985

Income (loss) per Share	$1.50	$(.02)	($.03)	($.12)	($.29)
	=====	=====	=====	=====	=====
Balance Sheet Data

ITEM 6.           SELECTED FINANCIAL DATA - (Continued)

Properties under Construction and Investment in Undeveloped Properties	$-0-	$72,672	$6,500	$19,048	$-0-
Real Estate and Equipment - Net	22,461,875	18,533,449	18,557,736	18,990,262	19,192,130

Total Assets	$30,145,124	$24,414,329	$25,914,514	27,218,819	$25,122,992

	2004	2003	2002	2001	2000

Construction Loans, Notes, Mortgages Payable	$28,203,530	$26,193,371	$26,925,990	$26,501,558	$25,729,301

Accounts Payable and Accrued Liabilities	2,309,040	2,591,805	2,243,256	3,594,192	3 ,019,427

Stockholders' Deficit	$(1,301,122)	$(5,971,707)	$(5,920,885)	$(5,815,853)	$(5,434,317)
	=========	=========	=========	=========	=========

ITEM 7.           FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information, which the Company believes, is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations.  This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of the Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors including changes in general economic conditions, interest rates and availability of funds, nature of competition and relationships with key customers and their financial condition may affect the Company's performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Critical Accounting Polices

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained in Item 8 in this Annual Report.  Our Consolidated Financial Statements include the accounts of the Company and its controlled affiliates.  For a discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see - "Investments in Affiliated Partnerships".  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The estimates used in the preparation of the Consolidated Financial Statements are described in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2004.  However, certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company's Board of Directors and the Company's independent auditors.

Capitalized Cost

Expenditures directly related to real estate under consideration for development, are capitalized and carried at cost in the consolidated balance sheet.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources. If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house, engineering and drafting, estimating and purchasing and development are expensed as incurred.  When a project financing is put into place, estimates are made for the costs incurred.  These costs will be lower than that of going to outside vendors.  These charges which will be agreed upon with our lenders and/or our partners, if applicable, will be recognized as income over the construction period.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commission, salaries and expenses.  Costs are amortized over the life of the lease.

Revenue Recognition

Construction Revenue - Since the Company is primarily involved in development of property for its own use, construction revenue is recorded upon the sale of a property built for third parties.  Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  There are no properties built for sale to third parties.

A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Rental Revenue - Rental revenue is comprised of base rent, reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  There are no contingents rents.

The Company leases certain real estate as its shopping centers under leases that may include renewal options.  In most cases, management expects that in the normal course of business, leases will be renewed.  Therefore, in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental revenue is recognized on a straight-line basis over the terms of the respective leases.

Investment In Affiliated Partnerships

In accordance with ARB51, investments in entities in which the Company has less than a 20% interest are carried at cost.  Distributions incurred from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investment.  Investments in entities in which the Company has a 20-50% interest are carried at cost adjusted for the Company's proportionate share of their undistributed earnings or losses.

The Company currently has two unconsolidated operating partnerships: The Shopping Center in Cranston, RI in which the Company owns a 25% interest and the Shopping Center in Dover Township, NJ in which the Company owns a 50% interest.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, are not consolidated.  These investments were recorded at cost and subsequently adjusted for gains, losses and distribution.  If the carrying value is less than zero, the amount is carried in other liabilities.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to long-lived assets that have been sold or long-lived assets that are intended to be sold be presented as discontinued operations in the Statement of Operations for all periods presented, and properties intended to be sold to be designated as "held for sale" on the balance sheet.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's related debt.  Interest rate swap contracts that have been designated and qualify as fair value hedging instruments are reported at fair value.  The gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Stock Compensation

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock awards, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation".  Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the measurement date exceeds the exercise price of the employee stock award.

Accounting Change

The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  As a result, there is a requirement to restate the 2003 and 2002 Financial Statements to properly present discontinued operations.  There is no effect to net income. In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" the Company recognized lease rental revenue on a straight-line basis over the terms of the respective leases.  In addition, the Company discovered that a bank mortgage obtained in 2003, included an interest rate swap that was required to be recorded in accordance with "Statement of Financial Accounting Standards No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  The effects on income are as follows:

	2004	2003	2002

Consolidating entities-straight line rent	$52,943	$39,776	$17,999
Non-Consolidating entities - straight line rent	106,925	103,782	64,427
Gain(Loss) On Derivatives	134,991	(314,050)	-0-
	$294,859	$(170,492)	$82,426

April 30, 2003 and 2002 have been restated to reflect the above.

RESULTS OF OPERATIONS

The defining event of the year was the sale of the Mt. Olive Shopping Center ("Mt. Olive").  In a prior MD&A we discussed the probability of being profitable at our size without the Company selling operating property from time to time.  Management had come to the conclusion this was highly unlikely.  The sale of Mt. Olive resulted in a realized gain of approximately $6,275,0000.  That pretax profit was almost three times the market value of the Company on the date of sale.  However, the Company is giving up future operating income and management fees.  These amounts are included in discontinued operations.

The sale of Mt. Olive has caused a restatement of operations to reflect discontinued items in accordance with Statement of Financial Accounting Standards No. 144.

The following is a summary of the closing.

	Shopping Center	Adjoining Lot

Sale Price	$19,193,415	$240,000

Assumption of Mortgage	14,021,477	-0-

Payment of Mortgage	-0-	257,517

Operating Adjustments	236,642	310

Refund of Security Deposits	574,479	1,247

Cash Received (Paid)	$4,301,369	$ (19,074)

Rental income which is reported on a straight line basis, was reduced in all years presented for the income previously recorded for the Mt. Olive Shopping Center as per Statement Of Financial Accounting Standard No. 144 "Accounting for the impairment of Long Lived Assets."

Rental income has increased approximately $942,000 from 2003 to 2004.  Katharine Gibbs College began paying rent in January 2004 which totaled approximately $500,000.  The West Springfield Shopping Center was acquired November 26, 2003 and provided rental income of $170,000.  The Shopping Center is currently under construction for expansion for new stores.  The Big Y supermarket in Plainfield, CT started an expansion which generated approximately $90,000 of rental income.  The balance of the increase is due to increased operating expenses which are reimbursed by tenants and included in rental income.  Rental income decreased $75,000 between 2002 and 2003 as a result of a corresponding amount of reductions in operating expenses which would have been billed to tenants if incurred.

Sale of Real Estate totaled $73,096 in 2004, $-0- in 2003 and $860,000 in 2002.  These proceeds were from parcels taken out of projects built in prior years.  This is not a predictable source of income.  The parcel sold this year was from a project built in New Mexico over 20 years ago.  Another parcel was sold in the 1st quarter ending July 31, 2004.

Construction income is generated by a subsidiary that does lead and asbestos testing and abatement for third parties. Supervision of this work is by licensed employees of the Company when they are not working on projects being developed by the Company.  We also hire outside people and contractors as needed.  Income was up 131% from 2002 to 2003 and then dropped 78% in 2004.  Employees were used on the development of the West Springfield Shopping Center and were not available to do work for third parties, resulting in the drop in revenue in 2004.  Revenue is recognized as earned.

Management fee income is for management of property owned by others.  Currently, the only property being managed is a Shopping Center in Lubbock, Texas in which the Company has a 1% interest.  The shopping center pays a 4% management fee.  For the year ended April 30, 2004 only the management fee was earned.  It is not anticipated that any additional service other than the 4% management fee, will be required in the near future.  In 2003 and 2002 a special fee of $200,000 and $100,000 was earned as well as a 4% management fee.

Gain on Derivative - In 2002 the Company obtained a five year loan on a shopping center that was only available as a variable rate loan.  Because the company requested a fixed rate loan, the lender agreed to arrange a financial instrument (Derivative) to accommodate an agreed upon fixed rate.  The Company recorded $314,050 as a liability for that instrument in 2003.  The Company shows a gain of $134,991 in the current year. The loan on the Katharine Gibbs College building has a 5 year mortgage due in about 3 ½ years.  The mortgage is variable (currently about 3.5%) but has a rate cap of 8%.  That protection, which the Company views as an insurance policy, cost of $179,000 and is being amortized over the 5 years of the loan.

Other income consists primarily of the reimbursement of in-house professional fees.  The Company employs a salesman, an engineer, a draftsman with C.A.D.D. capability, an attorney and several development staff plus a purchasing department.  This staff is responsible for identifying projects for development, leasing, financing, and obtaining all governmental approvals as well as providing the legal work from lease to loan closing.  The Company also supplies the accounting and requisitions of bank funds and makes payments to subcontractors.  In all of these functions the Company may also use outside personnel.  Most jobs take in excess of a year before they start and some are terminated but the majority of work for the in-house professional staff is approximately three months prior to construction through the completion of construction.

It is the company's policy to expense all in-house expense during pre-development but to capitalize reasonable amounts for these services when development begins.  Management believes that this is the most conservative and accurate way to account for the incurred cost.

Additional revenue from non-consolidated minority interest companies included as other income are as follows:

April 30, 2004 Interest	$109,000
April 30, 2003 Sales tax refund	$397,000
April 30, 2002 Construction Management Fee	$500,000

Equity in earnings of non-consolidated subsidiaries increased between 2002 and 2003, $346,000 and $91,000 from 2003 to 2004.  This is a result of store openings in that time period.  At April 30, 2004, there was approximately 8,000 square feet of vacant stores in those subsidiaries, which have subsequently been leased.

Activities for the year ending April 30, 2005 include:

1.)        The Company is preparing to start work on a 233,000 s.f. shopping center in Bangor, Maine.  All but approximately 51,000 s.f. has been committed although most of the leases have not been signed at this date.  The Company has obtained most of the approvals and are in the process of obtaining final approvals and financing for the project.

2.)        A partnership in which the Company is a 50% owner expects to become a preferred developer to a national drug store chain in a limited region in the southwest.  As a preferred developer with exclusive territorial rights, the Company will find sites for the stores, negotiate the land purchase and manage the construction.  The partnership will receive a fee for each store.

3.)        As reported in a Form 8-K Filing dated May 26, 2004, a Joint Venture in which the Company has a 50% interest has been chosen to build and lease to the City of Cranston, Rhode Island a 60,000 s.f. Police Station.  The building will be owned by the Joint Venture and will be constructed by Brewery Parkade, Inc., a wholly-owned subsidiary of the Company.  Details of the lease are currently being finalized.

Cost And Expenses

Cost of sales, real estate - The costs in 2004 and 2002 reflect the costs of the property parcels sold from previous developments and do not reflect any trend.

Construction costs which reflect the cost of the work related to a subsidiary that performs lead and asbestos testing and abatement decreased $80,000 between 2004 and 2003.  Employees were working on the development of the West Springfield Shopping Center and were not available for work to third parties.

Operating costs have increased approximately $418,000 (44%) from 2003 to 2004 after it had dropped approximately $76,000 (7%) from 2002 to 2003.  The 2003 decrease is a result of lower expenses at the shopping centers (snowplowing etc.) which is reflective in lower common area income (see rental revenue).  The current increase is mostly from the addition of the new properties and a write off of a discontinued project in Washingtonville, NY of $92,000 and a $90,000 increase in legal.  Part of the increase is an additional cost of being a public company and dealing with a suit from a dissident shareholder.

Interest cost has increased approximately $160,000 (21%) from 2003 to 2004 after it had dropped approximately $68,000 (8%).  The increase in 2004 is from the addition of new properties which carries additional debt.  The decrease in 2003 was a result of paying down debt and rate decreases.

Depreciation and Amortization increased approximately $174,000 between 2004 and 2003 as a result of adding new properties.

Selling, general and administrative, after remaining constant between 2002 and 2003, increased approximately $467,000 (38%) in 2004.  Most of the increase is payroll related.  As indicated in the 10-K last year, Mr. David Harding, a Vice President and Director, only had salary paid by the Company for the period January 18, 2003 to April 30, 2003.  For the current year his salary increased by more than $100,000.  Additionally, as indicated in last year's 10-K, Mr. Neil Ellis had his salary increased by $65,000 for the year.  The Company hired more people, increased salaries during the year and absorbed increases in medical insurance costs.  Also, the amortized portion of the stock compensation plan totaled approximately $134,000.

Property Taxes increased $20,000 from 2003 to 2004 as a result of new properties.  Since the assessment date of these properties had low valuations, we should expect to see larger increases next year which will be rebilled to the tenants and collected as rentals.

Capital Resource and Liquidity

There has been a significant improvement to the liquidity of the Company as a result of the sale of the Mt. Olive New Jersey Shopping Center.

In the past, the Company has had large property sales which were usually caused by an extreme need to repay debt.  Such is currently not the case.  The Company had a significant net operating loss carry forward that was about to expire and a business need to keep funding new projects.  Those issues were the main reason to sell the property.

On November 26, 2003, the Company purchased a Shopping Center in West Springfield, Mass. for approximately $3,650,000.  It contained a closed Kmart store with approximately 83,000 square feet and 50,000 square feet of other retail.  At the same time, the Company closed a construction loan of $7,235,000 with a take out for permanent financing.  The loans provided 100% financing of the project.  The permanent lender is charging 5.5% fixed interest for a 25 year loan callable after 3 years, and is entitled to 50% of the profits as additional interest.

The shopping center is being expanded by 9,000 square feet and the loan has been increased to $8,000,000.  Every space in the shopping center has been leased including a replacement tenant for one of the stores whose lease expired.  The 33,000 square feet lease in place has been renegotiated with increases in rent and term. With the exception of approximately 12,000 square feet, all tenants will be in and paying rent by September 1, 2004.  The remaining stores will be opened shortly thereafter.  The shopping center will generate approximately $1.5 million in gross revenue and $1.0 million cash flow prior to debt service.  The Company is presently attempting to buy out the lenders position for approximately $900,000.  The Company believes a new lender will lend at least $9,000,000 on the completed project.

On January 1, 2004, Katharine Gibbs College moved into a building constructed by the Company and leased to them by a joint venture in which the Company is a 50% participant in profits.  On the same property a completed pad was leased to a restaurant which constructed their own building.  The restaurant opened mid April 2004.

Rent for the school is $121,000 monthly and the restaurant is $8,333 monthly with interest of 2% over a 30 day L.I.B.O.R. and a 20 year amortization with a 2007 due date.  Because this property has a variable loan, and we are in a rising interest rate situation, management will not forecast cash flow.

The Company is currently working on a lease to the City of Cranston, RI for a 60,000 square foot Police Station.  Management expects to break ground in September 2004.  The project is estimated to be in excess of $10 million.  The land is owned by the above partnership.

Although our 50% partner manages the property and controls the distribution, management has determined it proper to consolidate this entity.  The determining factor was the guarantee by Neil Ellis of top 25% of the loan.  The Company is liable to Mr. Ellis if he is called upon for payment.  The other joint venture partner has not signed a guarantee.  During the four months of operations, the entity had approximately $178,000 of net income and paid approximately $140,000 in distributions to the partners.

The following schedule outlines our long-term obligations as they stand today:

		Less			More than
Contractual Obligations	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$27,256,930	$6,642,097	$5,508,134	$14,657,390	$449,309

Purchase Obligations	$976,897	$976,897	$ -0-	$ -0-	$ -0-

Total	$28,233,827	$7,618,994	$5,508,134	$14,657,390	$449,309

Included in Long-Term debt due in less than 1 year is $5,563,476 of a construction loan which has a provision to replace it with Long-Term debt.  The purchase obligation is for items not yet in place or requisitioned from the lender.  It is one of the elements that will increase the construction loan. The Company has ended the year with over $2,000,000 in cash and marketable securities, which is up over $2,000,000 from the cash it had in 2003 and 2004.  Although wary of rising interest rates, the possibilities of major tenants going bad, and major construction costs overruns, we feel our liquidity and capital Resources are in good shape.

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK:

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data begin on the following page.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        None.

I N D E X

Pages

Independent Auditors’ Report	16
Consolidated Balance Sheets – April 30, 2004 and 2003	17-18

Consolidated Statements of Operations and Comprehensive
Income For Years Ended April 30, 2004, 2003 and 2002	19-20

Consolidated Statements of Shareholders’ Deficit
For the Years Ended April 30, 2004, 2003 and 2002	21

Consolidated Statement of Cash Flows for the Years Ended
April 30, 2004, 2003 and 2002	22-23

Notes to Consolidated Financial Statements	24-35

Schedule III Real Estate and Accumulated Depreciation	43

Schedule IV Mortgage Loans on Real Estate	44

KOSTIN RUFFKESS &COMPANY, LLC	Farmington New London	Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032
Business Advisors and Certified Public Accountants
Main Line: (860) 679-6000 Toll Free: (800) 286-KRCO Fax: (860) 678-6110 Web: www.kostin.com

To the Shareholders of
   First Hartford Corporation and Subsidiaries
Manchester, Connecticut

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries (the "Company") as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period April 30, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and related schedules are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and related schedules.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2004 and 2003, and the results of its consolidated operations and consolidated cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Farmington, Connecticut
July 27, 2004

First Hartford Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2004 AND 2003 (RESTATED)

ASSETS

	2004	2003
Real estate and equipment		(Restated)

Developed properties	$24,274,133	$7,920,657

Equipment and leasehold improvements	120,931	113,719
	24,395,064	8,034,376

Less accumulated depreciation	1,933,189	1,633,526
	22,461,875	6,400,850
Properties under construction	- 0 -	72,672

Discontinued properties	- 0 -	12,132,599
	22,461,875	18,606,121

Cash	1,500,030	29,051

Investment in marketable securities	676,680	-0-

Accounts and notes receivable, less allowance for doubtful accounts of $31,600 and $70,600 in 2004 and 2003, respectively.	911,901	1,245,071

Deposits, escrows and prepaid and deferred expenses	2,489,014	1,340,464

Investment in affiliates	239,519	1,301,117

Due from related parties and affiliates	966,105	192,505

Deferred tax assets (net of valuation allowance of $1,350,000 and $2,400,000 in 2004 and 2003, respectively).	900,000	1,700,000
	$30,145,124	$24,414,329

 The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2004 AND 2003 (RESTATED)

 LIABILITIES AND STOCKHOLDERS' DEFICIT

	2004	2003
Liabilities:		(Restated)

Mortgages and notes payable:
Construction loan payable	$5,563,476	$474,627
Mortgages payable	21,053,453	9,191,466
Mortgage payable discontinued operations	- 0 -	14,158,489
Notes payable - other	1,586,601	2,368,789
	28,203,530	26,193,371

Accounts payable	1,737,212	2,097,293

Accrued liabilities	571,828	494,512

Accrued cost of derivatives	179,059	314,050

Minority interest	19,179	-0-

Deferred income	78,654	265,467

Other liabilities	560,998	772,984

Due to related parties and affiliates	95,786	248,359
	31,446,246	30,386,036

Stockholders' deficit
Preferred stock, $1 par value;
$.50 cumulative and convertible;
Authorized 4,000 shares;
Issued and outstanding - None.	-	-
Common stock, $1 par; Authorized 6,000,000
Shares; Issued 3,322,213 shares	3,322,213	3,322,213
Capital in excess of par	5,182,645	4,857,645
Deficit	(7,450,371)	(12,083,441)
Unearned stock compensation	(291,146)	-0-
Accumulated Comprehensive Income	3,661	-0-
	767,002	(3,903,583)

Less 232,228 shares of common stock held in treasury, at cost.	2,068,124	2,068,124
	(1,301,122)	(5,971,707)
	$30,145,124	$24,414,329

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR YEARS ENDED APRIL 30, 2004, 2003 RESTATED AND 2002 RESTATED

	2004	2003 Restated	2002 Restated
Revenues:

Sale of real estate	$73,096	$-0-	$860,000
Construction	99,094	286,968	123,726
Rental income	2,321,634	1,379,495	1,454,219
Management fee income	52,997	245,311	148,547
Gain on derivatives	134,991	-0-	-0-
Other	610,383	1,097,918	1,210,025
Equity/loss in earnings of affiliates	399,637	308,848	(37,981)
Non-recurring items	137,646	262,484	-0-
	3,829,478	3,581,024	3,758,536
	=======	=======	=======
Cost and Expenses:
Cost of sales, real estate	15,771	-0-	102,511
Construction	30,883	110,586	97,643
Operating	1,397,431	968,950	1,044,966
Interest	918,449	758,831	827,306
Loss on derivatives	-0-	314,050	-0-
Depreciation and amortization	402,957	229,178	225,000
Selling, general and administrative	1,682,496	1,215,146	1,221,546
Property taxes	175,621	155,255	158,691
Non-recurring expense	76,912	-0-	250,000
	4,700,520	3,751,996	3,927,663

Loss before discontinued operation	(871,042)	(170,972)	(169,127)

Discontinued Items
Sale of shopping center	18,858,936	- 0 -	- 0 -
Cost of shopping center	(12,173,039)	- 0 -	- 0 -
Federal & state tax	(410,000)	- 0 -	- 0 -
Gain on sales (net of tax)	6,275,897	- 0 -	- 0 -
Operating gain on shopping center	182,498	143,910	70,095
Net gain	6,458,395	143,910	70,095
	=========	======	=====

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR YEARS ENDED APRIL 30, 2004, 2003 RESTATED AND 2002 RESTATED
(continued)

	2004	2003 Restated	2002 Restated
Net Income (loss) before income tax	5,587,353	(27,062)	(99,032)
State income tax	65,104	23,759	6,000
Deferred federal income tax	800,000	- 0 -	- 0 -
Total taxes on income	865,104	23,759	6,000
Net income before minority interest	4,722,249	(50,821)	(105,032)
Minority interest	(89,179)	-0-	-0-

Net income (loss)	4,633,070	(50,821)	(105,032)
Other comprehensive income, Net of tax
Unrealized holding gains on securities:
Unrealized holding gains arising during the period	3,661	-0-	-0-
Comprehensive income (loss)	$4,636,731	$(50,821)	$(105,032)
	========	=======	========
Net Income (loss) per share	$ 1.50	$(0.02)	$(0.03)
	========	=======	========
Weighted average number of shares outstanding	3,089,985	3,089,985	3,089,985
	========	=======	========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2004, 2003 and 2002

	Common Stock	Capital In Excess of Par	Deficit (Restated)	Unearned Stock ompensation	Accumulated Comprehensive Income	Treasury Stock	Total

Balance, April 30, 2001	$3,322,213	$4,857,645	$(11,927,588)	$-0-	$-0-	$(2,068,124)	$(5,815,854)

Net Loss	-0-	-0-	(105,032)	-0-	-0-	-0-	(105,032)

Balance, April 30, 2002	$3,322,213	$4,857,645	$(12,032,620)	$-0-	$-0-	$(2,068,124)	$(5,920,886)

Net Profit	-0-	-0-	(50,821)	-0-	-0-	-0-	(50,821)

Balance April 30, 2003	$3,322,213	$4,857,645	$(12,083,441)	$-0-	$-0-	$(2,068,124)	$(5,971,707)

Issuance of Stock Options	-0-	325,000	-0-	(325,000)	-0-	-0-	-0-

Amortization of Unearned Stock Compensation	-0-	-0-	-0-	33,854	-0-	-0-	33,854

Net Profit	-0-	-0-	4,633,070	-0-	3,661	-0-	4,636,731

Balance April 30, 2004	$3,322,213	$5,182,645	$(7,450,371)	$(291,146)	$3,661	$(2,068,124)	$(1,301,122)
	=======	=======	========	=======	=====	========	========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2004, 2003 RESTATED, 2002 RESTATED

Cash flows from operating activities:	2004	2003	2002
		(Restated)	(Restated)

Net income (loss)	$4,633,070	$(50,821)	$ (105,032)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Gain on sale of property	(6,685,897)	-0-	-0-
Loss on disposition of assets	-0-	143	-0-
Depreciation	508,777	466,586	463,406
Amortization	98,639	44,797	40,579
Deferred tax asset	800,000	-0-	-0-
Non-recurring income	-0-	(262,484)	-0-
Accrued potential cost of derivatives	(134,991)	-0-	-0-
Amortized unearned stock compensation	33,854	-0-	-0-

(Increase) decrease in:

Accounts and notes receivable, net	333,170	(999,160)	1,464,333

Deposits, escrows, prepaid and Deferred expenses	(1,398,189)	384,484	(1,103,426)

Increase (decrease) in:

Accrued liabilities	77,316	217,306	(60,649)

Undistributed minority interest	19,179	-0-	-0-

Other liabilities Deferred Income Accounts payable	(211,986) (186,813) (360,081)	140,484 (65,971) 707,776	632,500 (327,473) (1,290,287)

Net cash provided by (used in) Operating activities	(2,473,952)	583,140	(286,049)

Cash flows from investing activities:

Investment in marketable securities	(673,019)	-0-	-0-

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2004, 2003 RESTATED, 2002 RESTATED
(continued)

	2004	2003 Restated	2002 Restated
Investment in affiliates	1,061,598	(689,099)	235,481
Purchase of equipment and leasehold improvements	(9,258)	(20,293)	(30,879)

Proceeds from sale of real estate	18,858,936	-0-	-0-

Reduction in prior development cost	-0-	-0-	232,000

Additions to developed properties	(16,377,312)	(488,321)	(219,453)

Net cash provided by (used in) investing activities	2,860,945	$(1,197,713)	$217,149
Cash flows from financing activities:
Proceeds from:

Construction loan payable	6,013,935	$ 474,627	-0-
Mortgage payable	12,862,000	616,517	2,297,858
Notes payable	-0-	840,000	170,000

Principal payments on:
Construction loans payable	(925,086)	-0-	-0-
Mortgages payable	(15,158,502)	(773,892)	(500,926)
Notes payable	(782,188)	(1,889,871)	(1,542,500)

Advances to/from related parties and affiliated partnerships	(926,173)	1,308,495	(379,155)

Net cash provided by financing activities	1,083,986	575,876	45,277

Net decrease in cash and cash equivalents	1,470,979	(38,697)	(23,623)
Cash and cash equivalents, beginning of year	$ 29,051	$ 67,748	$ 91,371
Cash and cash equivalents, end of year	$1,500,030	$ 29,051	$ 67,748
	========	=======	=======
Cash paid during the year for interest	$898,746	$828,321	$ 814,312
	========	=======	=======
Cash paid during the year for Federal income taxes	$100,000	$- 0 -	$- 0 -
	=======	======	======

The accompanying notes are an integral part of the consolidated financial statement.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED April 30, 2004,2003 and 2002

1.            Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation and subsidiaries ("the Company") was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, and its wholly owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale).  Construction revenue from contracts between the Company and its investment partnerships are shown net of the related construction costs.

Financial Statement Presentation

Because the Company is engaged in the development and sale of real estate in various states of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

Statements of Cash Flows

For purposed of the statements of cash flows, the Company considers all highly liquid securities purchased with maturity of three months or less to be cash equivalents.

Developed Properties, Equipment and Leasehold Improvements

Developed properties, equipment and leasehold improvements are recorded at the lower of cost or net realizable value.

Depreciation is provided using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Description	Years

Developed properties	40

Equipment and leasehold improvements	3 - 10

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2004, 2003 AND 2002

1.                  Summary of Significant Accounting Policies (continued)

Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Properties Under Construction

Expenditures directly related to real estate under consideration for development, are capitalized and are carried at cost in the consolidated balance sheet.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.  When a project financing is put into place, estimates are made of the cost incurred.  These charges are agreed upon with our lenders, and/or our partners, if applicable, recognized as income over the construction period.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  These costs are amortized over the life of the lease.

Intangible Assets

Leasing commissions and financing costs (included in deposits, escrows, and prepaid and deferred expenses in the accompanying balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The costs amount to $1,467,493.  Amortization expense was $98,639, $44,797 and $40,579 for 2004, 2003 and 2002, respectively.  Amortization expense for the next five years is as follows:

April 30

2005	$ 143,789
2006	$134,454
2007	$127,395
2008	$124,052
2009	$ 87,624

Concentrations

The Company has a dependency on supermarkets as major tenants in strip malls.  Approximately 21% of the Company's rental revenue is from Big Y, in 2004, 27% in 2003 and 26% in 2002.  See "Note 12 Investments" for credit risk in investments.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2004, 2003 AND 2002

1.     Summary of Significant Account Policies (continued):

Revenue Recognition

Construction Revenue - Since the Company is primarily involved in development for its own use, construction revenue is recorded only upon sale of a property built for sale to third parties.  Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  There were no properties built for sale to third parties.

A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Rental Revenue - Rental revenue is comprised of base rent on a straight line basis, reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  There are no contingents rents.

The Company leases certain real estate as its shopping centers under leases that may include renewal options.  In most cases, management expects that in the normal course of business, leases will be renewed.  Therefore, in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental revenue is recognized on a straight-line basis over the terms of the respective leases.

Off Balance Sheet Risk:

During the years ended April 30, 2004 and 2003, the Company had an amount in excess of $100,000 in a single bank.  Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation.  These balances fluctuate greatly during the year and will usually exceed this $100,000 limit.  Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

The Company maintains an account with a brokerage firm which had an amount greater than $500,000.  Amounts over $500,000 are not insured by the Securities Investor Protection Corporation.  Management regularly monitors the financial institution, together with its balances, and tries to keep this potential risk to a minimum.

Investment In Affiliated Partnerships

In accordance with ARB51, investments in entities in which the Company has less than a 20% interest are carried at cost.  Distributions incurred from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investment.  Investments in entities in which the Company has a 20-50% interest are carried at cost adjusted for the Company's proportionate share of their undistributed earnings or losses.

The Company currently has two unconsolidated operating partnerships:  The Shopping Center in Cranston, RI in which the Company owns a 25% interest and the Shopping Center in Dover Township, NJ in which the Company owns a 50% interest.  Although the Company exercises significant influence, we do to control the operating and financial policies of these partnerships and, therefore, are not consolidated.  These investments were recorded at cost and subsequently adjusted for gains, losses and distribution.  If the carrying value is less than zero, the amount is carried in other liabilities.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's related debt.  Interest rate swap contracts that have been designated and qualify as fair value hedging instruments are reported at fair value.  The gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the Statement of Operations for all periods presented, and properties intended to be sold to be designated as "held for sale" on the balance sheet.

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

Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date.  Debt securities for which the Company does not have the intent to hold to maturity are classified as available-for-sale, along with the Company's investment in equity securities.  Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported in other comprehensive income.

Stock Compensation

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock awards, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").  Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the measurement date exceeds the exercise price of the employee stock award.

Accounting Change

The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  As a result, there is a requirement to restate the 2003 and 2002 financial statement to properly present discontinued operations.  There is no effect to net income.

In the current year in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases"; the Company recognized lease rental revenue on a straight-line basis over the terms of the respective leases.  In addition, the Company discovered that a bank mortgage obtained in 2003, included an interest rate swap that was required to be recorded in accordance with "Statement of Financial Accounting Standards No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities".  The effects on income are as follows:

	2003	2002

Consolidating entities-straight line rent	39,776	17,999
Non-consolidating entities - straight line rent	103,782	64,427
Gain(loss) on derivatives	(314,050)	-0-
	$(170,492)	$82,426

The April 30, 2003 and 2002 financial statements have been restated to reflect the above.

2.      Construction Loans, Mortgages, and Notes payable:

	2004	2003
Construction Loans and Mortgage notes ranging from a low of 30 Day Libor plus 1.75% to a high of 8.875% Fixed. Maturities are at various dates through 2028. The loans are secured by the respective real estate and guarantees of the President of the Company.	$26,616,929	$23,824,582

Notes payable, at interest rates of 1½ % over the prevailing prime rate and fixed rate of 6% maturing on 2007 or demand. The debt is secured or guaranteed by the President of the Company.	$1,308,657	1,678,658

Notes payable, non-interest bearing to an affiliate with no specific repayment terms.	277,944	690,131

	$28,203,530	$26,193,371
	========	=========

The construction loan included above for West Springfield, MA will be converted to a mortgage in the amount of $8,000,000.  The terms are 5.50% fixed, 25-year amortization callable after 3 years.  The permanent lender is entitled to 50% of the profits as additional interest.

For the period ended April 30, 2004 the Company capitalized $175,288 in interest charges.

Aggregate principal payments due on the above debt during the next five years are as follows:

Year Ended April 30
2005	$6,642,097
2006	1,116,053
2007	4,392,081
2008	14,285,947
2009	371,442

3.         Pledge of Stock Subsidiaries:

For an extended period of time the Company has not been able to obtain financing (secured or unsecured) without the personal guarantees of Neil Ellis, the President of the Company.  To some degree, the Company recently has been able to obtain financing without that guarantee but it continues to be a necessary component to most loans.  In the past, the Company has disclosed stock pledges of subsidiaries to Mr. Ellis as protection from personal losses due to his guarantees.  These pledges will stay in place until his guarantees are eliminated.

Neil Ellis, the President of the Company has guaranteed the following loans, bonds and letter of credit.

Construction loan for West Springfield Shopping Center	$8,000,000
Loan for Katharine Gibbs College Buildings – Top 20%	$2,340,000
Putnam Shopping Center	$975,000
Mortgage – Plainfield Shopping Center	$975,000
Operating Capital – First Hartford Realty Corp.	$640,000
Mortgage – Office	$325,000
Bonds	$700,000
Letter of Credit	$75,000

In the event that Mr. Ellis would be called upon to pay on any of these guarantees, the Company would be liable to him.

4.         Related Party Transactions:

Amounts included in revenue resulting from transactions from consolidated and unconsolidated subsidiaries also included are companies owned by Neil Ellis, the President of the Company.

Transactions with 50% owned subsidiaries:

	2004	2003	2002

Service Fees	$72,598	$552,919	$1,080,540
Construction Income	-0-	$92,668	-0-
Sales Tax Refund	-0-	$397,000	-0-
Interest Income	$109,494	-0-	-0-

Transactions with Companies owned by Neil H. Ellis include Lubbock Parkade LLP (in which the Company has a small minority interest).

	2004	2003	2002

Management Fee	$52,997	$245,311	$148,547
Service Fee	8,865	-0-	-0-
Interest Income	-0-	-0-	$28,160

Service fees include real estate commissions, construction, management, overhead, engineering, legal, accounting services, pre-construction interest or any other personnel or financial charges.  This revenue is included in other income on the Statement of Operations.  The nature of these charges may also increase the corresponding cost in operating, selling and general and administrative or will be capitalized under projects under construction on the balance sheet

5.         Stockholders Equity

On February 11, 2004 the Company adopted a stock option plan allowing up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 of which $33,854 has vested and been expensed.  The put option expires 5 years after the stock option is fully vested.

The fair value of the options granted to employees is estimated on the measurement date based on the Black Scholes minimum value-pricing model using the following assumptions:

Risk-free interest rate	2.51%
Expected dividend yield	None
Expected life of options	10 years
Expected volatility	35%

Stock options expense attributable to common stock issued to employees (250,000 shares) based on the fair value of the shares issued was $36,425.

Common Stock Options:

Outstanding, April 30, 2003	-0-
Options granted	250,000
Outstanding, April 30, 2004	$250,000

6.         Non-Recurring Items:

            Income from non-recurring items are as follows:

	2004	2003	2002
Income
Gain on write off of prior Period liabilities	$137,646	$262,484	$ - 0-
Cost and Expense	======	=======	=====

Settlement of Environmental Lawsuit	$ - 0 -	$ -0-	$250,000
	======	=======	=======
Write Off Of Financing Fees	$ 76,912	$ -0-	$ -0-
	======	=======	=======

Gain on write off prior period liabilities is a result of recording contested invoices which were not paid.  In the current year the gain was recognized due to a settlement in mediation.

7.        Employee Retirement Plan:

In January 1997, the Company had come to settlement terms with the Pension Benefit Guaranty Corporation (PBGC) and the Department of Labor (DOL) concerning a pension plan which was frozen in January 1986.  Under the settlement, the Company has given the PBGC a 10 year Note of approximately $670,000 (6% interest payable quarterly) which is guaranteed by a bond of an insurance company.  This loan is in "notes payable - other" on the balance sheet.

The Company has adopted a Simple IRA.  Under this plan, all employees are eligible to participate upon obtaining 18 years of age and 30 hours of service.  Participants are eligible to defer earnings to the extent of the IRS regulations.  The Company will match up to 3% of each employee's annual salary.  Pension expense was $24,044, $17,382 and $13,538 for 2004, 2003 and 2002 respectively.

8.             Income Taxes:

The Company follows the requirements of Statement Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires the use of an asset and liability approach that provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax laws or rates.

The income tax provision is comprised of the following:

	2004	2003	2002

Current Provision For State Taxes	$375,104	$23,759	$6,000
Current Provision For Federal Income Tax	$100,000	-0-	-0-
Deferred Taxes	800,000	-0-	-0-
	$1,275,104	$23,759	$6,000
	=======	======	=====

The components of the net deferred tax asset are as follows:

	2004	2003

Tax effect of net operating loss carry forwards	$2,250,000	$4,100,000
Valuation allowance	(1,350,000)	(2,400,000)
	($900,000)	$(1,700,000)
	========	=========

The company has set up an allowance of 60% in 2004 and 2003 and 50% in 2002 against the deferred tax asset since the likelihood of realization cannot be determined.

At April 30, 2004, the Company has estimated federal net operating loss carry forwards of approximately $6,500,000 which expire at various times from 2007 through 2022.

9.             Leases:

The Company leases commercial real estate under various operating leases expiring in various years through 2024.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2004 for each of the next five years are as follows:

            April 30

            2005     $2,148,322
            2006     $2,262,136
            2007     $2,122,089
            2008     $1,988,313
            2009     $1,750,416

10.          Investments in Affiliates:

The Company has investments in partnerships and joint ventures, which own three shopping centers.  Dover and Cranston are accounted for on the equity method.  Lubbock is accounted for on the cost basis:  They are the following:

                Dover - New Jersey

                        Operating property.
                        Operating data - April 30.
                        Company ownership - 50% investment at inception was $147,500.

	2004 (Audited)	2003 (Unaudited)	2002 (Unaudited)

Assets	$14,216,995	$14,641,001	$14,707,213
Liabilities	15,742,400	15,954,505	16,052,434
Members' deficit	(1,525,405)	(1,313,504)	(1,345,221)
Revenue	2,505,016	2,432,167	2,063,047
Expenses	2,175,834	2,133,320	1,951,643
Net Income	$329,182	$298,847	$111,404

The property's major tenant is Stop & Shop which provided 50% of the total revenue in 2004 under a lease that expires June 30,2026.

                Cranston - Rhode Island

                        Operating Property.
                        Operating data - December 31
                        Company ownership - 25% investment at inception $700,000 and $1,375,000 at renegotiation of terms.

	Audited 2003	Audited 2002	Audited 2001

Assets	$27,598,249	$31,371,973	$29,094,595
Liabilities	25,499,182	26,647,128	22,029,481
Partners capital	2,099,067	4,724,845	7,065,114
Revenue	4,464,205	3,502,777	326,907
Expenses	3,796,323	3,228,546	761,793
Net Income	$667,882	$274,231	$(434,886)

The property has two major tenants, Stop & Shop and Kmart.  Stop & Shop will account for approximately 33% of revenue and Kmart 29% under leases that expire October 30, 2021 and May 30, 2027, respectively.

Neither of the above entities use straight-line rentals for their financial statements.  The effect on revenue of these entities would be an increase of rentals as follows:

	2004	2003	2002
Dover	$140,158	$140,158	$122,248
Cranston	$147,383	$134,808	$ 13,211

To be consistent with the Company accounting policies, management calculated the effect of straight-line rent and adjusted the above earnings of subsidiaries as follows:

2004	$106,925
2003	$103,782
2002	$ 64,427

Lubbock - Texas

The Company owns a 1% general partner interest and a 1% limited partner interest.

11.          Fair Value of Financial Instruments:

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

	Carrying Amount	Estimated Fair Value
Assets:
Cash	$1,500,030	$1,500,030
Accounts and notes receivable	911,901	911,901
Deposits, escrows and Prepaid and deferred Expenses	2,489,014	2,489,014

Liabilities:
Accounts payable	$1,737,212	$1,737,212
Accrued expenses	571,828	571,828
Mortgages and notes payable	28,203,530	28,203,530

12.           Derivative Instruments:

As disclosed in Note 2, the mortgage payable to Citizen's Bank at April 30, 2004 and 2003 bears interest at LIBOR plus 1.75%.  To minimize the effect of changes in LIBOR, the Company entered into an interest rate swap contract under which it pays interest at a fixed 6.45%.  The cumulative gain of $134,991 in 2004 and loss of $314,050 in 2003 from changes in the swap contract's fair value that is included in other comprehensive income will be reclassified into income when interest is paid.

13.          Subsequent Events

1.)    As reported in a Form 8-K Filing dated May 26, 2004, a joint venture in which the Company has a 50% interest has been chosen to build and lease to the City of Cranston, Rhode Island a 60,000 s.f. police station.  The building will be owned by the joint venture and will be constructed by Brewery Parkade, Inc., a 100% owned subsidiary of the Company.  Details of the lease are currently being finalized.

14.          Investment in Marketable Securities/Comprehensive Income

                Marketable securities consist of the following:

                Available-For-Sale:

Description	Fair Value	Cost	Unrealized Gain
Common Stock	$676,680	$671,049	$5,631
Tax (35%)			(1,970)
Comprehensive Income			$3,661

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)        Identification of Directors

The directors of the corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	76	President	1966 - Present

Stuart I. Greenwald	62	Treasurer/Secretary	1980 - Present

David B. Harding	59	Vice President	1992 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of the corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	76	President	1966 - Present

Stuart I. Greenwald	62	Treasurer/Secretary	1980 - Present

David B. Harding	59	Vice President	1992 - Present

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

Mr. Harding has been the President of Richmond Realty, LLC ("Richmond") a Real Estate Management Company from January 1996 to January 2003.  Prior to that, he had worked for the Company in the area of finance for three years.  In the past, Richmond has managed certain properties of the Company, currently it only manages property of others.

2.   Directorships

No directors hold any other directorships, except directorships in subsidiaries of the Company and the aforementioned Green Manor Corporation and Richmond Realty, LLC.

(f)         Involvement in Certain Legal Proceedings

No director or executive officer has been involved in any of the following legal proceedings:

1.     Any criminal proceedings in the last five years.

2.     Orders, judgments or decrees of State or Federal authority barring, suspending or otherwise limiting any securities dealing or business practices or barring association with persons engaged in such activities.

3.     Any findings in a civil action or by the SEC that such person violated any Federal or State securities law.

ITEM 11.          EXECUTIVE COMPENSATION

There is set forth below information relating to all direct executive compensation paid by the Company during the year ended April 30, 2004 to each director and each executive officer of the Company whose aggregate remuneration totaled $60,000 and to all directors and officers of the Company as a group.

Name or Number of Persons                                                                        Other
In Group and Capacity                                          Salary                        Compensation (1)

Neil H. Ellis, President Stuart I. Greenwald, Treasurer David Harding, Vice President	$ 200,885 $ 105,444 $ 145,038

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

(2)        The Company has a simple IRA plan in which it will match up to 3% of salary.  Mr. Greenwald and Mr. Harding participate in this program, Mr. Ellis does not.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding shares of common stock:

Title	Name & Address of		Amount and Nature
Of	Beneficial Owner of		of Beneficial	Percent
Class	Identity of Group		Ownerships	of Class

Common Stock	Neil H. Ellis		$ 1,324,387 (1)	42.9%
	43 Butternut Road
	Manchester, CT	06040

Common Stock	Richard Kaplan		$ 591,254 (2)	19.1%
	2345 Washington St.
	Newton, MA	02462

Common Stock	David Kaplan		$ 56,151 (2)	1.8%
	257 East Center St.
	Manchester, CT	06040

Common Stock	John Filippelli		$ 197,476 (3)	6.4%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer		$ 174,137	5.6%
	P.O. Box 825
	Keyport, NJ 07735

(1)   Includes 416,483 shares owned by a corporation, which is wholly owned by Mr. & Mrs. Ellis: 17,693 shares owned beneficially and of record by Mr. Ellis' wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership.  Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(2)   Included in Mr. Richard Kaplan shares are 445,535 shares which both he and David Kaplan Shared Dispositive Power.

(3)   Included in Mr. Filippelli's shares are 84,326 of Shared Dispositive Power.

(b)                Security Ownership of Management

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and directors and officers of the Company as a group:

Title Of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,324,387 (1)	42.9%
Common	All Directors and Officers As a Group (3 in number)	1,324,387 (1)	42.9%

(c)        Changes in Control

            The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)        Transactions with Management and Others

Since the filing of the Petition for Reorganization in February of 1981, and due to the uncertainty surrounding the financial stability of the Company, lenders, required by the Company to finance the purchase and development of real estate, have required the personal guarantee of Neil H. Ellis, President and Director of the Company, on any loans that they make.  Regardless of the fact the Company no longer has a growing concern qualification by the accountants and the Company is financially stronger, lenders are eager to demand financial guarantees of executives whom they consider principals.  Mr. Ellis has been giving those guarantees and has accepted pledge of the stock of the borrower until the guarantee is removed.  The Company has also purchased from, or sold property to, performed services and borrowed money from companies owned by Mr. Ellis.

(b)       Certain Business Relationships
Refer to (a) above.

(c)        Indebtedness of Management
There is none.

(d)       Transactions with Promoters
There are none.

PART IV

ITEM 14.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company has controls and procedures to ensure that information required to be disclosed by the Company in reports the Company files or submits pursuant to the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  The President and Treasurer each concluded that the Company's disclosure controls and procedures, as in effect on April 30, 2004 were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting.  During the year ended on April 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect the Company's internal control over financial reporting.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
	AND REPORTS ON FORM 8-K	Pages

(a) (1)	The following financial statements are
included in Part II, Item 8:

Financial Statements:

	Report of Independent Auditor	16

	Consolidated Balance Sheets – April 30, 2004 and 2003	17-18

Consolidated Statements of Operations – Years Ended
	April 30, 2004, 2003 and 2002	19-20

Consolidated Statements Of Shareholders’ Deficit For
	the years ended April 30, 2004, 2003 and 2002	21

	Consolidated Statement of Cash Flows for the years
	Ended April 30, 2004, 2003 and 2002	22-23

	Notes to Consolidated Financial Statements	24-35

(2)	The following financial statement schedules for the year
	Ended April 30, 2004 are submitted herewith:

	Schedule III – Real Estate and Accumulated Depreciation	43

	Schedule IV – Mortgage loan on Real Estate	44

	All other schedules are omitted because they are not required, not applicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)        Reports on Form 8-K

A report on Form 8-K dated April 10, 2002 was filed by the Company reporting material judgments against the Company.  A report on Form 8-K dated January 23, 2004 reported a sale of a shopping center and a report on Form 8-K dated May 26, 2004 reported a new project in Cranston, Rhode Island.

(c)        Exhibits

            (3)       Article of Incorporation and by-laws.

Exhibit (3) to Form 10-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

            (4)        Instruments defining the rights of security holders, including Indentures.
                         Not Applicable.

(5)        Voting Trust Agreement.

Not Applicable.

(6)       Material Contracts.

Not Applicable.

(7)       Statement regarding computation of per share earnings.

Not Applicable.

(8)       Statement regarding computation of ratios.

Not Applicable.

(9)       Annual Report to Security Holders, Form 10-Q or Quarterly Report

To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President's letter attached as Exhibit 13.

(10)     Letter regarding change in accounting principle.

Not Applicable.

(11)     Previously Unfilled Documents.

Not Applicable.

(12)     Subsidiaries of the Registrant.

(13)     Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

(14)     Consents of experts and counsel.

Consent of Kostin, Ruffkess & Company, LLC

(15)      Power of Attorney.

Not Applicable.

(16)     Additional Exhibits.

Not Applicable.

(17)     Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

(d)                    Other Financial Statements-Non-consolidated subsidiaries

Cranston/BVT Associates Limited Partnership
Dover Parkade, LLC

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned,
Thereunto Duly Authorized.

Dated: August 10, 2004

FIRST HARTFORD CORPORATION

By:
      Neil H. Ellis
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

August 10, 2004
Neil H. Ellis
Principal Executive Officer
President and Director

August 10, 2004
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director

First Hartford Corporation and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
April 30, 2004

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period
Statement	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. In Latest Income Is Computed

Property Under Construction

Shopping Center Massachusetts	5,563,476		1,795,800	4,155,898	1,795,800	4,155,898	5,951,698	-	-	-

Developed Properties

Shopping Centers Connecticut	-0-	9,029,053	582,000	7,288,582	582,000	7,288,582	7,870,582	1,734,036	1990-1998	40 Years

College&Restaurant Rhode Island	-0-	11,700,000	-0-	10,371,640	-0-	10,371,640	10,271,640	84,916	2004	40 Years

	$5,563,476	$20,729,053	$2,377,800	$21,816,120	$2,377,800	$21,816,120	$24,193,920	$1,818,952

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
APRIL 30, 2004

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest

Putnam Parkade, CT	30 Day Libor plus 1.75% with a derivative equal 6.45% Fixed	2009	Approximately 30,000 Principal & Interest Monthly	None	$4,259,489	$3,908,607	-
Putnam Parkade, CT	Prime +1	2003	Monthly Principal of 20,000 Plus Interest	None	1,575,000	1,335,000	-
Plainfield Parkade, CT	8.875%	2006	$ 34,343 Principal & Interest Monthly $2,388,949 Final Payment	None	3,797,115	2,835,446	-
Plainfield Parkade, CT	7.0%	2006	Interest Only $950,000 Final Payment	None	950,000	950,000	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	324,400	-
Gibbs College	30 Day Libor Plus 2% with a rate cap of 8%		20 Yr. Amortization Starting 6/01/04 plus Variable Interest		11,700,000	11,700,000
						$21,053,453
Balance at April 30, 2001 New Mortgage Loans	$21,710,299 2,297,858
Principal Payments	(375,926)
Principal Reduction	(125,000)
Balance at April 30, 2002	$ 23,507,331

New Mortgage Loans	616,517
Principal Payments	(773,893)
Balance At April 200	$ 23,349,955

New Mortgage Loans	12,650,000
Principal Payments	(460,960)
Principal Reductions	(14,485,542)
Balance at April 30, 2004	$ 21,053,453