Form 10-K/A
period 2004-04-30
FIRST HARTFORD CORP
filed 2004-09-14
CIK 36369

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

                                                YES     X                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:   3,089,985

KOSTIN, RUFFKESS & COMPANY, LLC	Farmington - New London	POND VIEW CORPORATE CENTER 78 Batterson Park Road Farmington, CT 06032
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

As discussed in Note 1 to the financial statements, the Company changed its policy for (1) calculating rental revenue on long-term leases under Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases" (2) presenting discontinued operations under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and (3) Recognizing the value of an interest rate swap under SFAS No. 149 "Amendment of Statement No. 33 on Derivative Instruments and Hedging Activities".

Farmington, Connecticut
July 27, 2004

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned,
Thereunto Duly Authorized.

Dated: September 14, 2004

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
      Neil H. Ellis
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 14, 2004                                         /s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

September 14, 2004                                         /s/ Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director