Form 10-Q
period 2004-07-31
FIRST HARTFORD CORP
filed 2004-09-14
CIK 36369

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 (Mark One)

                                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    x                                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

_______

For the transition period from ___________to _________________________________________
Commission file number __________________________________________________________

First Hartford Corporation and Subsidiaries
(Address of principal executive offices)
(Zip Codes)

(860) 646-6555
(Registrant's telephone number, including area code)

  N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   x                         No ___
Amendment _____________________________________________________________________

Amended effective November 15, 2002; compliance and phase-in details in Release No. 33-8128
(¶86,724), 67 F.R. 58480
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes                  No   x
End of Amendment _______________________________________________________________

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   x             No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,089,985 shares of common stock as of July 31, 2004.

FIRST HARTFORD CORPORATION AND SUBSIDARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2004	April 30, 2004
	(unaudited)	(audited)
Real Estate and equipment:

Developed properties	$25,204,179	$24,274,133
Equipment and leasehold improvements	153,883	120,931
	25,358,062	24,395,064
Less accumulated depreciation	2,099,774	1,933,189
	23,258,288	22,461,875
Properties under construction and investment in undeveloped properties	952,309	-0-
	24,210,597	22,461,875
Cash	1,375,828	1,500,030
Investments in marketable securities	463,674	676,680
Accounts receivable, less allowance for doubtful accounts of $31,600	473,413	911,901

Deposits, escrows, and prepaid and deferred expenses	1,896,701	2,489,014

Investment in affiliates	306,377	239,519

Due from related parties and affiliates	865,031	966,105

Deferred Tax Assets	900,000	900,000
	$30,491,621	$30,145,124
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements

PART I - FINANCIAL INFORMATION
FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders Deficit

	July 31, 2004	April 30, 2004
Liabilities:	(unaudited)	(audited)

Mortgages, notes payable;
Construction Loans	$6,871,914	$5,563,476
Mortgages Payable	20,839,978	21,053,453
Notes Payable - Other	1,522,332	1,586,601
	29,234,224	28,203,530

Accounts Payable	910,490	1,737,212
Accrued Liabilities	716,809	571,828
Accrued cost of derivatives	150,000	179,059
Other Liabilities	538,325	560,998
Deferred Income	197,945	78,654
Due to related parties and affiliated	82,559	95,786
Minority interest	35,619	19,179
	31,865,971	31,446,246

Shareholder's Equity (deficiency):

Common Stock, $1 par; authorized 6,000,000 Shares; issued 3,322,213 shares, 3,089,985 outstanding	3,322,213	3,322,213
Capital in excess of par	5,182,645	5,182,645
Deficit	(7,542,419)	(7,450,371)
Unearned stock compensation	(250,521)	(291,146)
Accumulated comprehensive income	(18,144)	3,661
	693,774	767,002

Less 232,228 shares of common stock held in Treasury, at cost	2,068,124	2,068,124
	(1,374,351)	(1,301,122)
	$30,491,621	$30,145,124
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	July 31, 2004	July 31, 2003
		(Restated)
Revenues, Including Related Party Respectively:
Sale of real estate	$128,500	$-0-
Construction	97,889	87,292
Rental income	1,080,894	363,928
Management fee income	12,367	15,480
Gain on derivatives	29,059	0
Other	80,442	80,948
Equity in earnings of affiliates	129,179	106,731
	1,558,330	654,379

Costs and Expenses:
Cost of sales, real estate	15,304	-0-
Construction	6,745	6,044
Operating, selling, general and administrative	351,935	218,584
Interest	330,772	192,599
Depreciation and amortization	202,207	57,727
Selling, general and administrative	494,674	420,391
Property taxes	157,056	37,995
	1,558,693	933,340

Loss before discontinued operation	(363)	(278,961)

Discontinued Operation
Gain on operations of shopping center sold	-0-	45,916
Net loss before income tax	(363)	(233,045)

State income tax provision	4,995	4,151

Net loss before minority interest	(5,358)	(237,196)

Minority interest	(86,690)	-0-
Net loss	(92,048)	(237,196)

Other comprehensive loss, net of taxes	(21,805)	-0-

Net loss	($113,853)	($237,196)
	========	========
Net loss per share	(0.04)	(0.08)

Weighted average number of shares outstanding	3,089,985	3,089,985

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    Three Months Ended

	July 31, 2004	July 31, 2003
		(Restated)
Cash flows from operating activities:
Net loss	($92,048)	($237,196)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	166,585	166,955
Amortization	35,622	11,972
Accrued potential costs of derivatives	(29,059)	-0-
Amortized unearned stock compensation	40,625	-0-

Changes in assets and liabilities (Increase) decrease in:
Accounts and notes receivable, net	438,488	(401,395)
Deposits, escrows, prepaid and deferred expenses	556,691	(172,675)
Increase (decrease) in: Accrued liabilities	144,981	(83,244)
Undistributed minority interest	16,440	-0-
Other liabilities	(22,673)	54,240
Deferred income	119,291	-0-
Accounts payable	(826,722)	458,266
Net cash provided by (used in) operating activities:	548,221	(253,077)

Cash Flow from investing activities:
Investment in affiliates	(66,858)	728,170
Investment in marketable securities	191,201	-0-
Purchase of equipment and leasehold improvements	(32,952)	(2,643)

Payments For:
Additions to new property under construction	(1,882,355)	(49,097)
Net cash provided by (used in) investing activities	(1,790,964)	676,610

Cash flows from financing activities:
Proceeds from:
Construction loan payable	1,308,438	183,538

Principal payments on:
Mortgage payable	(213,475)	330,591)
Notes payable	(64,269)	(91,442)
Advance from (repayment to) related parties and Affiliated partnerships	87,847	(195,216)
Net cash provided by (used in) financing activities	1,118,541	(4333,711)

Net decrease in cash and cash equivalents	(124,202)	(10,178)

Cash and cash equivalents, beginning of period	1,500,030	29,051

Cash and cash equivalents at end of period	$1,375,828	$18,873
	========	========

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Account Policies

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

Construction Revenue

Since the Company is primarily involved in the development of property for its own use, construction revenue is recorded upon the sale of a property built for third parties.  Revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting, based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the period in which the facts become known.  The Company provides for estimated losses on contracts in the period such losses become known.  There were no properties built for sale to third parties during the period covered by this report.

A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Rental Revenue - Rental revenue is comprised of base rent, reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance charges and other recoverable costs.  There are no contingent rents during the period covered by this report.

The Company leases certain real estate to tenants under leases that may include renewal options.  In most cases, management expects that in the normal course of business, leases will be renewed.  Therefore, in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental revenue is recognized on a straight-line basis over the terms of the respective leases.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off Balance Sheet Risk:

During the reporting period, the Company had an amount in excess of $100,000 in a single bank.  Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation.  These balances fluctuate during the year and will usually exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and seeks to minimize this potential risk.

The Company maintains an account with a brokerage firm which had an amount greater than $500,000.  Amounts over $500,000 are not insured by the Securities Investor Protection Corporation.  Management regularly monitors the financial institution, together with its balances, and seeks to minimize this potential risk.

Investment In Affiliated Partnerships

In accordance with ARB51, investments in entities in which the Company owns less than a 20% interest are carried at cost.  Distributions incurred from those entities are included in income.  Investments in entities in which the Company has a 20-50% interest are carried at cost adjusted for the Company's proportionate share of their undistributed earnings or losses.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investment.

The Company currently has two unconsolidated operating partnerships:  The Shopping Center in Cranston, RI in which the Company owns a 25% interest and the Shopping Center in Dover Township, NJ in which the Company owns a 50% interest.  Although the Company exercises significant influence, the Company does not control the operating and financial policies of these partnerships and, therefore, are not consolidated in the financial statements.  These investments were recorded at cost and subsequently adjusted for gains, losses and distributions.  If the carrying value of the investment is less than zero, the amount is recorded in other liabilities.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's related debt.  Interest rate swap contracts that have been designated and qualify as fair value hedging instruments are reported at fair value.  The gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the Consolidated Statement of Operations and Comprehensive Loss for all periods presented, and properties intended to be sold to be designated as "held for sale" on the Consolidated Balance Sheet.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each Balance Sheet date.  Debt securities for which the Company does not have the intent to hold to maturity are classified as available-for-sale, along with the Company's investment in equity securities.  Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss).

Stock Compensation

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock awards, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation".  Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying common stock on the measurement date exceeds the exercise price of the employee stock award.

Accounting Change

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  As a result, there is a requirement to restate the 2003 financial statements to properly present discontinued operations.  There is no effect to net income.

In the current year, in accordance with SFAS No. 13 "Accounting for Leases"; the Company recognized lease rental revenue on a straight-line basis over the terms of the respective leases.  For the quarter ended July 31, 2003 the financial statements have been restated to reflect an increase of $10,071 to rental earnings of joint ventures.

Note 2.  Employee Stock Option Plan:

On January 22, 2004, the shareholders approved a stock-option plan.  In February 2004, 250,000 options were granted to five employees, two of which are directors.  The options have a two-year vesting period which were granted at $1.10 per share, representing the highest bid price prior to the issuance of the options. The option gives the employee the right to sell the shares back to the Company for $2.40 at the end of the vesting period.  During the quarter ended July 31, 2004, the Company expensed $40,625 related to the options.

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

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationships with key customers may affect the Company's performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon the Consolidated Financial Statements contained in Item 1 in this Quarterly Report.  The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The estimates used in the preparation of the Consolidated Financial Statements are described in Note 1 to the Consolidated Financial Statements for the periods ended July 31, 2004 and 2003.  Certain significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company's Board of Directors.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current quarter resulted in a loss of $113,853 compared to a loss of $237,196 for the quarter ended July 31, 2003.

The current quarter includes the following:

  Gain on the sale of real estate - $113,196. The company sold a small parcel of land it owned in New Mexico. The quarter ended July 31, 2003 had none.

  Gain on derivatives - $29,059.  The quarter ended July 31, 2003 had none.

  Increase of $22,448 in equity of earnings of affiliates.

  Expense of $40,645 resulting from amortization of unearned stock compensation.  The quarter ended July 31, 2003 had none.

  Comprehensive loss of $21,805 net of taxes on marketable securities held for sale. The quarter ended July 31, 2003 had none.

  Net earnings of $173,380 from the affiliated consolidation partnership, of which $86,690 belongs to the minority interest. Those earnings did not exist prior to January 2004.

  Net earnings from the Company's shopping center in West Springfield, Massachusetts were not material this quarter as stores are still opening.  By October 31, 2004, the shopping center is expected to be fully occupied and receiving rent.

  Legal costs of approximately $50,000 resulting from a shareholder suit.

Capital Resources and Liquidity

As reported in the Form 8K filed on August 9, 2004, the Company has started construction of a new shopping center in Bangor, Maine.  At this point in time the Company has not closed on the construction financing but management expects a closing in 45 to 60 days.  The Company will be required to fund the initial cost which will amount to approximately $2.5 million in excess of the amount already paid.  To accomplish this, the Company is negotiating two refinancings that will supply most of the funds needed.

On September 2, 2004, the Company entered into a rate lock agreement with a lender as a prelude to a closing on a mortgage for the West Springfield shopping center.  To cancel the agreements with the original mortgagee, the Company will pay $940,000, which will be included in the mortgage and added to the cost. The mortgage is expected to close in September 2004.

Construction in the West Springfield shopping center is almost complete.  All tenants are expected to be in place and paying rent prior to October 31, 2004.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following schedule outlines our long-term obligations as of July 31, 2004.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
Long Term Debt	28,322,000 (1)	7,960,000	5,475,000	14,511,000	376,000
Operating Lease	210,000 (2)	95,000	115,000
Purchase Obligation	8,043,000 (3)	2,907,000	5,136,000	_________	_________
	$36,575,000	10,962,000	10,726,000	14,511,000	376,000

(1)        Includes construction loan of $6.9 million that will be converted to a mortgage loan (30 year amortization) in the current quarter.

(2)        Shopping center in Bangor, Maine to be built on property leased until January 31, 2104.  For the period up to February 1, 2006 (the project date of completion) the rent amounts to $210,000.  Thereafter, the annual rent is $400,000 with a .075% increase every 5 years.  Only payments prior to February 1, 2006 are on this Schedule.

(3)        Of this amount $7,858,000 are contract obligations of building the Bangor shopping center.

Although wary of rising interest rates, the possibilities of problems with major tenants, and major construction cost overruns, we feel our liquidity and capital resources are adequate to meet our needs.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

All phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company's throughout the United States.  The success of the Company, to a large extent, depends upon factors which may be beyond the control of management.  Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy.  The ability of the Company to meet its debt service obligations and to operate profitably is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants.  The ability to attract tenants is dependent upon the changing character of the areas in which the Company's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas.  The Company's holdings are becoming less diversified both geographically and in use and types of occupancy.

The Company's assets are concentrated mostly in the Northeast which creates a geographic diversification risk.  The Company presently has properties from Southern New Jersey and options for property as far north as Maine.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 4.                        CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2004, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based upon that evaluation our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.  There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
OTHER INFORMATION

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On January 29, 2004, a shareholder filed a Form 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company shares.  That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts.  By Complaint dated February 27, 2004, Mr. Kaplan, filed suit against the Company as case No. 04 10402 RCL in the United States District Court in the District of Massachusetts.  The Company was served with the complaint on March 2, 2004.  The complaint alleges that the proxy solicitation materials issued by the Company as a prelude to its annual meeting on January 22, 2004, were false and/or misleading in certain respects and also omitted certain material information.  As a result thereof, the plaintiff seeks to void the shareholder votes taken at the January 22, 2004 shareholder meeting of the Company and have a new vote ordered based upon revised proxy material which would be required to be issued by the Company.  The only shareholder votes taken at the annual meeting were to re-elect the same Board of Directors which had been serving the Company and to approve an Employee Stock Option Plan.

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

Item 4.                        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)                Not Applicable.

(b)                Not Applicable.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
OTHER INFORMATION

Item 5.                        OTHER INFORMATION

The Board of Directors has set December 9, 2004 as the date for the annual meeting of shareholders for the fiscal year ending April 30, 2004 ("fiscal 2004"). Because the date of the next annual meeting has been advanced by more than 30 calendar days from the date of last year's annual meeting, shareholders' proposals for inclusion in the Company's proxy statement for the annual meeting of shareholders for fiscal 2004 must be received no later than a reasonable time before the Company prints and mails its proxy material for such annual meeting. If a shareholder intends to submit a proposal for consideration at the annual meeting by means other than the inclusion of the proposal in the Company's proxy statement for such annual meeting, the shareholder must notify the Company of such intention no later than a reasonable time before the Company prints and mails its proxy material for such annual meeting, or the proxies solicited by the management of the Company will confer discretionary authority upon the management to vote on any such matter. The Company anticipates mailing the proxy material for such annual meeting on or about November 11, 2004.

Item 6.                        EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

	Exhibit 31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

	Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

	Exhibit 32.1	Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

b)	Form 8-K	Regulation FD Disclosures Re: Construction of Police Station in Cranston, RI.

	Form 8-K	Regulations FD Disclosure RE: Shopping Center in Bangor, Maine.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

/s/ Stuart Greenwald
Stuart Greenwald
Treasurer
Chief Financial
(Duly Authorized Officer, Principal
Financial and Accounting Officer)

Date:    September 14, 2004

PART II - OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        FIRST HARTFORD CORPORATION

                                                                        /s/ Stuart I. Greenwald
                                                                        Stuart I. Greenwald
                                                                        Treasurer
                                                                        Chief Financial Officer
                                                                        (Duly Authorized Officer, Principal
                                                                        Financial and Accounting Officer)

Date: September 14, 2004