Form 10-Q
period 2004-10-31
FIRST HARTFORD CORP
filed 2004-12-15
CIK 36369

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
   X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

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
Yes   x             No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,089,648 shares of common stock as of October 31, 2004.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	October 31, 2004 (unaudited) and April 30, 2004 (audited)	3 & 4

	Consolidated Statements of Operations and Comprehensive Loss
	For the Three Months and Six Months
	Ended October 31, 2004 and 2003 (unaudited)	5

	Consolidated Statements of Cash Flows
	For the Three Months and Six Months
	Ended October 31, 2004 and 2003 (unaudited)	6-7

	Notes to Consolidated Financial Statements	8-10

Item 2.	Management's Discussion and Analysis	11 - 13

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities, use of Proceeds And Issuer Purchases of
	Equity Securities	15

Item 3.	Defaults Upon Senior Executives	15

Item 4.	Submission of Matters to a Vote Of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16-18

	Signatures	17,18
2

PART I.          FINANCIAL INFORMATION

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2004	April 30, 2004
	(unaudited)	(audited)

Real Estate and equipment:
Developed properties	$25,667,762	$24,274,133
Equipment and leasehold improvements	161,439	120,931
	25,829,201	24,395,064

Less accumulated depreciation	2,258,616	1,933,189
	23,570,585	22,461,875

Properties under construction	2,742,521	0
	26,313,106	22,461,875

Cash	489,445	1,500,030

Investment in marketable securities	536,713	676,680

Accounts and notes receivable, less allowance for doubtful accounts of $31,600 in October 31 and April 30, 2004	337,568	911,901

Deposits, escrows and prepaid and deferred expenses	3,138,696	2,489,014

Investment in affiliates	354,110	239,519

Due from related parties and affiliates	662,612	966,105

Deferred tax assets (net of valuation allowance of $1,350,000 in October 31 and April 30, 2004).	900,000	900,000
	$32,732,250	$30,145,124

The accompanying notes are an integral part of these consolidated financial statements

PART I - FINANCIAL INFORMATION
FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders Deficit

	October 31, 2004	April 30, 2004
Liabilities:	(unaudited)	(audited)

Mortgages, notes payable;
Construction loans	$0	$5,563,476
Mortgages payable	30,402,963	21,053,453
Notes payable - other	1,444,613	1,586,601
	31,847,576	28,203,530

Accounts payable	1,288,067	1,737,212
Accrued liabilities	337,650	571,828
Accrued cost of derivatives	0	179,059
Minority interest	(70,000)	19,179
Deferred income	238,301	78,654
Other liabilities	575,152	560,998
Due to related parties and affiliated	83,428	95,786
	34,300,174	31,446,246

Shareholder's Equity (deficiency):

Common Stock, $1 par; authorized 6,000,000 Shares; issued 3,322,213 shares	3,322,213	3,322,213
Capital in excess of par	5,182,645	5,182,645
Deficit	(7,775,784)	(7,450,371)
Unearned stock compensation	(209,896)	(291,146)
Accumulated comprehensive income	(18,144)	3,661
	501,034	767,002

Less 232,565 shares at October 31, 2004 and 232,228 shares at April 30, 2004 of common stock held in Treasury, at cost.	2,068,958	2,068,124
	(1,567,924)	(1,301,122)
	$32,732,250	$30,145,124

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended			Six Months Ended
October 31, 2004 October 31, 2003			October 31, 2004 October 31, 2003
		(Restated)		(Restated)
Revenues:
Sale of real estate	$0	$73,096	$128,500	$73,096
Construction	29,958	17,655	127,847	104,947
Rental income	1,174,741	398,193	2,255,635	762,121
Gain on derivatives	0	0	29,059	0
Other/Service Income	305,745	38,790	416,626	135,218
Equity/loss in earnings of affiliates	84,514	111,731	195,621	218,462
Non-recurring items	0	133,146	0	133,146
	1,594,958	772,611	3,153,288	1,426,990

Cost and Expenses:
Cost of sales, real estate	0	15,771	15,304	15,771
Construction	24,194	15,332	30,939	21,376
Operating	425,395	205,011	777,330	423,595
Interest	365,111	186,115	695,883	378,714
Depreciation and amortization	205,999	58,049	408,206	115,776
General and administrative	548,576	374,127	1,043,250	794,518
Property taxes	180,666	34,911	337,722	72,906
	1,749,941	889,316	3,308,634	1,822,656

Loss before discontinued operation	(154,983)	(116,705)	(155,346)	(395,666)

Discontinued Operation:
Gain on operations of shopping center sold	0	123,452	0	169,368

Net income (loss) before income tax	(154,983)	6,747	(155,346)	(226,298)

State income tax provision	4,000	0	8,995	4,151

Net income (loss) before minority interest	(158,983)	6,747	(164,341)	(230,449)

Minority interest	(74,381)	0	(161,071)	0
Net income (loss)	(233,364)	6,747	(325,412)	(230,449)

Other comprehensive loss, net of taxes	0	0	(21,805)	0

Net income (loss)	(233,364)	6,747	(347,217)	(230,449)

Net income (Loss) per Share	(0.08)	0.00	(0.11)	(0.07)

Weighted Average Number of Shares Outstanding	3,089,648	3,089,985	3,089,816	3,089,985

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

	Three Months Ended		Six Months Ended
	October 31, 2004 October 31, 2003		October 31, 2004 October 31, 2003
		(Restated)		(Restated)
Cash Flows from operating activites:
Net Profit (loss)	($233,364)	$6,747	($325,412)	$(230,449)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property	0	(57,325)	0	(57,325)
Depreciation	158,842	119,446	325,427	236,401
Amortization	47,157	12,222	82,779	24,194
Adjustment of potential cost of derivatives	(150,000)	0	(179,059)	0
Amortized unearned stock compensation	40,625	0	81,250	0

Changes in assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable, net	135,845	405,934	574,333	4,539
Deposits, escrows, prepaid and deferred expense	(1,289,152)	(225,978)	(732,461)	(398,653)
Increase (decrease) in:
Accrued liabilities	(379,160)	(45,726)	(234,179)	(128,970)
Undistributed Minority Interest	(105,619)	0	(89,179)	0
Other liabilities	36,827	(18,176)	14,154	36,064
Deferred Income	40,356	0	159,647	0
Accounts payable	377,577	(7,487)	(449,145)	450,779
Net cash used in operating activities	(1,320,066)	189,657	(771,845)	(63,420)

Cash flows from investing activities:
Investment in affiliates	(47,733)	42,769	(114,591)	770,939
Investment in Marketable Securities	(73,039)	0	118,162	0
Purchase of equipment and leasehold improvements	(7,556)	(1,559)	(40,508)	(4,022)
Payments for:
Treasury Stock	(834)	0	(834)	0
Additions to properties under construction	(2,253,795)	6,726	(4,136,150)	(42,371)
Net cash used in investing activities	(2,382,957)	47,936	(4,173,921)	724,546

Cash flows from financing activities:
Proceeds from:
Construction loan payable	1,033,586	261,596	2,342,024	445,134
Mortgage payable	14,850,000	0	14,850,000	0

Principal payments on:
Construction loan payables	(7,905,500)	0	(7,905,500)	0
Mortgage payable	(5,287,015)	(240,577)	(5,500,490)	(571,167)
Notes payable	(77,719)	(239,022)	(141,988)	(330,465)
Gross proceeds on sale of real estate	0	73,096	0	73,096

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
(continued)

	Three Months Ended		Six Months Ended
	October 31, 2004 October 31, 2003		October 31, 2004 October 31, 2003
		(Restated)		(Restated)

Advance from/repayment to related parties and affiliated partnerships	203,288	(106,924)	291,135	(302,140)

Net cash provided by financing activities	2,816,640	(251,831)	3,935,181	(685,542)

Net decrease in cash and cash equivalent	(886,383)	(14,238)	(1,010,585)	(24,416)

Cash and cash equivalents, beginning of period	1,375,828	18,873	1,500,030	29,051

Cash and cash equivalents at end of period	$489,445	$4,635	$489,445	$4,635

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1: Summary of Significant Account Policies

Description of Business

First Hartford Corporation and subsidiaries (the "Company") was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

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

In the current year, in accordance with SFAS No. 13 "Accounting for Leases"; the Company recognized lease rental revenue on a straight-line basis over the terms of the respective leases.  For the quarter ended October 31, 2003 the financial statements have been restated to reflect an increase of $10,071 to rental earnings.

Note 2.  Employee Stock Option Plan:

On January 22, 2004, the shareholders approved a stock-option plan.  In February 2004, 250,000 options were granted to five employees, two of which are directors.  The options have a two-year vesting period which were granted at $1.10 per share, representing the highest bid price prior to the issuance of the options. The option gives the employee the right to sell the shares back to the Company for $2.40 at the end of the vesting period.  The Company expensed $40,625 related to the options for the quarter and $81,250 for the six months ended October 31, 2004.

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

The estimates used in the preparation of the Consolidated Financial Statements are described in Note 1 to the Consolidated Financial Statements for the periods ended October 31, 2004 and 2003.  Certain significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company's Board of Directors.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current quarter resulted in a loss of $233,364 compared to income of $6,747 for the quarter ended October 31, 2003.  The quarter in 2003 was aided by non-recurring income of $133,146 and operations from a shopping center sold in February 2004 of $123,452.

Rental income has increased $776,548 and $1,493,514 for the three and six month periods ended October 31, 2004.  The increase in rental income is reflective of rents, real estate taxes, insurance and common area charges for Gibbs College and the West Springfield shopping center, neither of which had any revenue prior to October 31, 2003.  The West Springfield shopping center was fully occupied by October 31, 2004

Service income includes approximately $286,000 and $356,000 for the three and six months ended October 31, 2004.  The West Springfield shopping center was charged $70,000 for the three months and $185,000 for the six months ended October 31, 2004 and is completed.  The Bangor shopping center was started approximately August 1, 2004 and was charged $171,000 for the three months ended October 31, 2004.  Service income represent allocations of salary and associated costs representing an estimate of work for the Bangor and West Springfield projects.  These costs are in operating as well as general and administrative cost.

Due to a lawsuit filed by a dissident shareholder the Company has suffered legal costs of $59,000 and $109,000 for the three and six months ended October 31, 2004.

The current quarter and the quarter ended July 31, 2004 have each been charged $40,625 for expensing of employee stock options.

Capital Resources and Liquidity

As reported in Form 8-K filed on August 9, 2004, the Company has started construction of a new 233,000 s.f. shopping center in Bangor, Maine.  The construction loan of $19,350,000 is expected to close approximately December 17, 2004.  The Company has paid approximately $3,500,000 of cost on this project.  The Company has drawn down $700,000 of a $750,000 credit line to accomplish this but expects to pay it back from the first construction cost requisition.

 As reported in Form 8-K filed on October 12, 2004, the Company completed a refinancing of a mortgage for the West Springfield shopping center.  The Company paid $940,000 to cancel the original agreement with the Mortgagee.  This amount was added to the cost of the project.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following schedule outlines our long-term obligations as of October 31, 2004.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
Long Term Debt	31,651,620	4,369,357	2,067,008	11,150,125	14,065,130
Operating Lease	120,000 (1)	110,000	110,000
Purchase Obligation	7,824,509 (2)	7,824,509	__________	__________	___________
	$39,596,129	$12,303,866	$2,177,008	$11,150,125	$14,065,130

(1)       Shopping center in Bangor, Maine to be built on property leased until January 31, 2104.  Only payments prior to February 1, 2006 are on this schedule.  Thereafter, the annual rent is $400,000 with a .075% increase every 5 years.

(2)       The entire amount of purchase obligations is for the Bangor project.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 4.                CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2004, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based upon that evaluation our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.  There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
OTHER INFORMATION

Item 5.               OTHER INFORMATION

Item 6.               EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

Exhibit 31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

Exhibit 32.1	Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

b) Form 8-K	Regulation FD Disclosures Re: Construction of Police Station in Cranston, RI.

Form 8-K	Regulations FD Disclosure RE: Shopping Center in Bangor, Maine.

Form 8-K	Item 2.03 Creation of a Financial Obligation - Re: $9,250,000 Mortgage.

Form 8-K	Item 5.03 Amendment to By-Laws

Form 8-K	Item 2.03 Creation of a Financial Obligation - Re: $5,600,000 Mortgage.

Form 8-K	Item 2.03 Creation of a Financial Obligation - Re: $5,300,000 Mortgage.

The annual meeting set for December 9, 2004 has been postponed due to the shareholder suit referred to in Item 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

/s/ Stuart Greenwald
Stuart Greenwald
Treasurer
Chief Financial
(Duly Authorized Officer, Principal
Financial and Accounting Officer)

Date:    December 15, 2004

PART II - OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARTFORD CORPORATION

/s/Stuart I. Greenwald
Stuart I. Greenwald
Treasurer
Chief Financial Officer
(Duly Authorized Officer, Principal
Financial and Accounting Officer)

Date: December 15, 2004

