Form 10-Q
period 2005-01-31
FIRST HARTFORD CORP
filed 2005-03-15
CIK 36369

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

    x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

_______

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
Yes   x             No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,089,648 shares of common stock as of January 31, 2005.

FIRST HARTFORD CORPORATION AND SUBSIDARIES

INDEX

PART I.             FINANCIAL INFORMATION

		PAGE
Item 1.	Financial Statements

	Consolidated Balance Sheets -
	January 31, 2005 (unaudited) and April 30, 2004 (audited)	3 & 4

	Consolidated Statements of Operations and Comprehensive Loss
	For the Three Months and Nine Months
	Ended January 31, 2005 and 2004 (unaudited)	5

	Consolidated Statements of Cash Flows
	For the Three Months and Nine Months
	Ended January 31, 2005 and 2004 (unaudited)	6 - 7

	Notes to Consolidated Financial Statements	8 - 10

Item 2.	Management's Discussion and Analysis	11 - 14

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities, use of Proceeds And Issuer Purchases of
	Equity Securities	16

Item 3.	Defaults Upon Senior Executives	17

Item 4.	Submission of Matters to a Vote Of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19, 20

PART I.          FINANCIAL INFORMATION

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	Jan. 31, 2005	April 30, 2004
	(unaudited)	(audited)

Real Estate and equipment:
Developed properties	25,738,318	24,274,133
Equipment and leasehold improvements	216,345	120,931
	25,954,663	24,395,064

Less accumulated depreciation	2,430,212	1,933,189
	23,524,451	22,461,875

Properties under construction	6,800,609	0
	30,325,060	22,461,875

Cash	993,832	1,500,030

Investment in marketable securities	26,781	676,680

Accounts and notes receivable, less allowance for doubtful accounts of $31,600	328,709	911,901

Deposits, escrows and prepaid and deferred expenses	3,278,932	2,489,014

Investment in affiliates	450,322	239,519

Due from related parties and affiliates	553,398	966,105

Deferred tax assets	900,000	900,000
	36,857,034	30,145,124
	========	========

The accompanying notes are an integral part of these consolidated financial statements

PART I - FINANCIAL INFORMATION
FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders Deficit

	January 31, 2005	April 30, 2004
Liabilities:	(unaudited)	(audited)

Mortgages, notes payable;
Construction loans	2,621,929	5,563,476
Mortgages payable	31,855,800	21,053,453
Notes payable - other	2,109,324	1,586,601
	36,587,053	28,203,530

Accounts payable	1,449,716	1,737,212
Accrued liabilities	243,724	571,828
Accrued cost of derivatives	0	179,059
Minority interest	(112,537)	19,179
Deferred income	155,099	78,654
Other liabilities	574,055	560,998
Due to related parties and affiliated	105,951	95,786
	39,003,061	31,446,246

Shareholder's Equity (deficiency):

Common Stock, $1 par; authorized 6,000,000 Shares; issued 3,322,213 shares	3,298,337	3,322,213
Capital in excess of par	5,206,521	5,182,645
Deficit	(8,412,656)	(7,450,371)
Unearned stock compensation	(169,271)	(291,146)
Accumulated comprehensive income	0	3,661
	(77,069)	767,002

Less 232,228 shares at January 31, 2005 and 232,228 shares at April 30, 2004 of common stock held in Treasury, at cost.	2,068,958	2,068,124
	(2,146,027)	(1,301,122)
	36,857,034	30,145,124
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
		(Restated)		(Restated)
Revenues:
Sale of real estate	0	0	128,500	73,096
Construction	39,420	9,428	167,267	114,375
Rental income	1,280,515	458,870	3,536,150	1,220,991
Gain on derivatives	0	0	29,059	0
Other/Service Income	191,738	172,069	626,436	307,287
Equity/loss in earnings of affiliates	161,865	95,011	339,414	313,473
Non-recurring items	0	67,221	0	200,367
	1,673,538	802,599	4,826,826	2,229,589

Cost and Expenses:
Cost of sales, real estate	0	0	15,304	15,771
Construction	(17,933)	7,116	13,006	28,492
Operating	653,053	634,007	1,430,383	1,057,602
Interest	445,160	201,494	1,141,043	580,208
Depreciation and amortization	261,128	137,513	669,334	253,289
General and administrative	572,388	291,812	1,615,638	1,086,330
Property taxes	198,427	51,040	536,149	123,946
Non-recurring expense	188,443	0	188,443	0
	2,300,666	1,322,982	5,609,300	3,145,638

Loss before discontinued operation	(627,128)	(520,383)	(782,474)	(916,049)

Discontinued Operation:
Gain on operations of shopping center sold	0	6,198,982	0	6,368,350

Net income (loss) before income tax	(627,128)	5,678,599	(782,474)	5,452,301

State income tax provision	(30,219)	59,703	(21,224)	63,854
Deferred federal income tax	0	800,000	0	800,000
	(30,219)	859,703	(21,224)	863,854

Net income (loss) before minority interest	(596,909)	4,818,896	(761,250)	4,588,447

Minority interest	(39,963)	0	(201,034)	0
Net income (loss)	(636,872)	4,818,896	(962,284)	4,588,447

Other comprehensive loss, net of taxes	21,805	0	0	0

Net income (loss)	(615,067)	4,818,896	(962,284)	4,588,447

Net income (Loss) per Share	(0.20)	1.56	(0.31)	1.48

Weighted Average Number of Shares Outstanding	3,089,648	3,089,985	3,089,648	3,089,985

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
		(Restated)		(Restated)
Cash Flows from operating activites:
Net Profit (loss)	($636,872)	$4,818,896	($962,284)	$4,588,447

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property	0	6,743,222	0	6,685,897
Depreciation	171,596	120,332	497,023	356,733
Amortization	89,532	91,967	172,311	116,161
Deferred Tax Asset	0	800,000	0	800,000
Adjustment of potential cost of derivatives	0	0	(179,059)	0
Amortized unearned stock compensation	40,625	0	121,875	0

Changes in assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable, net	8,859	394,345	583,192	398,884
Deposits, escrows, prepaid and deferred expense	(229,768)	(229,958)	(962,229)	(628,611)
Increase (decrease) in:
Accrued liabilities	(93,925)	319,950	(328,104)	190,980
Undistributed Minority Interest	(42,537)	0	(131,716)	0
Other liabilities	(1,097)	87,937	13,057	124,001
Deferred Income	(83,202)	0	76,445	0
Accounts payable	161,649	(782,486)	(287,496)	(331,707)
Net cash used in operating activities	(615,140)	12,364,205	(1,386,985)	12,300,785

Cash flows from investing activities:
Investment in affiliates	(96,212)	155,800	(210,803)	926,739
Investment in Marketable Securities	531,737	0	649,899	0
Purchase of equipment and leasehold improvements	(54,906)	(4,982)	(95,414)	(9,004)
Reduction in prior development cost	0	98,251	0	98,251
Payments for:
Other Comprehensive Income	(3,661)	0	(3,661)	0
Treasury Stock	0	0	(834)	0
Additions to properties under construction	(4,128,644)	(4,836,829)	(8,264,794)	(4,879,200)
Net cash used in investing activities	(3,751,686)	(4,587,760)	(7,925,607)	(3,863,214)

Cash flows from financing activities:
Proceeds from:
Construction loan payable	2,621,929	3,701,657	4,963,953	4,146,791
Mortgage payable	5,300,000	0	20,150,000	0
Notes payable	700,000	0	700,000	0

Principal payments on:
Construction loan payables	0	0	(7,905,500)	0
Mortgage payable	(3,847,164)	(13,296,126)	(9,347,654)	(13,867,293)
Notes payable	(35,289)	(258,241)	(177,277)	(588,706)
Gross proceeds on sale of real estate	0	5,456,964	0	5,530,060

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
(continued)

	Three Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
		(Restated)		(Restated)
Advance from/repayment to related parties and affiliated partnerships	131,737	134,917	422,872	(167,223)

Net cash provided by financing activities	4,871,213	(4,260,829)	8,806,394	(4,946,371)

Net decrease in cash and cash equivalent	504,387	3,515,616	(506,198)	3,491,200

Cash and cash equivalents, beginning of period	489,445	4,635	1,500,030	29,051

Cash and cash equivalents at end of period	$993,832	$3,520,251	$993,832	$3,520,251
	======	======	======	======

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

In the current year, in accordance with SFAS No. 13 "Accounting for Leases"; the Company recognized lease rental revenue on a straight-line basis over the terms of the respective leases.  For the quarter and nine months ended January 31, 2004 the financial statements have been restated to reflect an increase of $10,071, and $30,213 respectively to rental earnings.  The income for earnings from affiliated has also increased $26,731 and $80,193 for the same application of SFAS No. 13.

Note 2.  Employee Stock Option Plan:

On January 22, 2004, the shareholders approved a stock-option plan.  In February 2004, 250,000 options were granted to five employees, two of which are directors.  The options have a two-year vesting period which were granted at $1.10 per share, representing the highest bid price prior to the issuance of the options. The option gives the employee the right to sell the shares back to the Company for $2.40 at the end of the vesting period.  The Company expensed $40,625 related to the options for the quarter and $121,875 for the nine months ended January 31, 2005.

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

The estimates used in the preparation of the Consolidated Financial Statements are described in Note 1 to the Consolidated Financial Statements for the periods ended January 31, 2005 and 2004.  Certain significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company's Board of Directors.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The three and nine months ending January 31, 2005 result in a loss of $615,067 and $962,284 respectively.  Compared to a loss before discontinued items of $520,383 and $916,049 for three and nine months ended January 31, 2004.  Nonrecurring income of $67,221 and $200,367 were included in the January 31, 2004 period.

Rental income has increased $821,645 and $2,315,159 for the three and nine months ended January 31, 2005 in comparison to the periods ended January 31, 2004.  The increase in rental income is reflective of rents, real estate taxes, insurance and common area charges for Gibbs College, Texas Roadhouse and the West Springfield Shopping Center.  Only the West Springfield center had any income prior to January 2004 and that was under $100,000.

Service income was approximately $173,000 and $532,000 for the three and nine months ended January 31, 2005.  The West Springfield shopping center was charged $185,000 for the six months ended October 31, 2004 and was completed by that date.  The Bangor shopping center was started approximately August 1, 2004 and was charged $171,000 and $342,000 for the three and nine months ended January 31, 2005.  Service income represents allocations of salary and associated costs representing an estimate of work for the Bangor and West Springfield projects plus miscellaneous billings.  These costs are in operating as well as general and administrative cost.

Cost and Expenses are in line with additional revenue from Gibbs College and the West Springfield Shopping Center except for:

1.         $188,000 write off of deferred financing due to a refinancing of the property in the three month period ended January 31, 2005.

2.         Due to a lawsuit filed by a dissident shareholder, the Company has suffered legal expenses of $119,000 and $209,000 for the three and nine month period ended January 31, 2005.

3.         The Company has expensed $40,625 and $121,875 for the three and nine month period ended January 31, 2005, for expensing of employee stock options.

Capital Resources and Liquidity

As reported in Form 8-K filed on August 9, 2004, the Company has started construction of a new 233,000 s.f. shopping center in Bangor, Maine and obtained a construction loan of $19,350,000.  The Company has paid approximately $3,500,000 of cost on this project prior to the construction loan $700,000 of which came from a $750,000 line of credit obtained October 29, 2004.  It is not anticipated at this time that any of these funds will be drawn from the construction loan.  As reported in Form 8K filed on December 15, 2004, the Company has entered into an agreement with a non-affiliated company providing for the sale of the Shopping Center in Bangor, Maine.  Consummation of the sale is subject to numerous conditions and contingencies.  The Company expects a closing in the quarter ending January 31, 2006, with the probability of a final closing within 18 months of the initial closing.  At the initial closing the Company anticipates the return of any funds invested plus a portion of the profit which is dependant upon stores being open and paying rent.

As reported in Form 8-K filed on November 1, 2004, the Company completed a refinancing of a mortgage for the Plainfield shopping center.  The Company paid a prepayment premium of $159,084 to the original lender.  Proceeds from this refinancing (approximately $1,400,000) were used by the Company to invest in various projects and to provide working capital for the Bangor Parkade project.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following schedule outlines our long-term obligations as of January 31, 2005.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
Long Term Debt	33,068,269	1,425,732	1,608,336	11,253,621	18,780,579
Operating Lease	203,333 (1)	170,000	33,333
Purchase Obligation	2,038,949 (2)	2,038,949	__________	__________	___________
	$35,310,551	$3,634,681	$1,641,669	$11,253,621	$18,780,579

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

The Company's assets are concentrated mostly in the Northeast which creates a geographic diversification risk.  The Company presently has properties from Southern New Jersey to Maine.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 4.        CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2005, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based upon that evaluation our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.  There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

During discovery in this case, Mr. Kaplan sought, among other things, disclosure from the Company of its shareholder list.  Subsequently, on October 28, 2004, Mr. Kaplan simultaneously filed related lawsuits in both the United States District Court for the District of Maine and the Superior Court for Kennebec County in the State of Maine also seeking disclosure from the Company of its shareholder list.  After certain rulings in these cases, the Company agreed to allow Mr. Kaplan to inspect its shareholder list.  As a result, except for a pending motion for attorneys fees by Mr. Kaplan, the sole purpose of the Maine lawsuit(s) has been addressed.

The Massachusetts District Court lawsuit discovery phase continues.

The Company believes strongly that information in its proxy materials was neither false nor misleading and that the lawsuit is without merit.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

The 2004 Annual Meeting was held on February 25, 2005.  The management nominated board was re-elected for another term.  The Kaplan proposal for a board comprised of 80% independent directors was defeated.  Mr. Kaplan (through his counsel) claimed at the shareholder meeting that the votes cast by Neil Ellis should be voided because of an alleged violation of SEC Rule 13D-1 (alleged by Mr. Kaplan).  Management does not consider that claim credible.

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

Date:    March 15, 2005

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

Date: March 15, 2005