Form 10-K
period 2005-04-30
FIRST HARTFORD CORP
filed 2005-08-15
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended	Commission File No. 0-8862
April 30, 2005

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

The Company hereby indicates by checkmark whether it (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X                       NO       _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        YES____     NO  X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  3,083,241 as of August 8, 2005.

As of October 31, 2004, the aggregate market value of the registrant's common stock (based upon the $3 closing price on that date on the OTC Securities Market) held by non-affiliates was approximately $5,276,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

ITEM 1.           BUSINESS

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

The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, New Jersey, Texas, Massachusetts, Rhode Island and Maine.  Tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants and an occasional inquiry by potential tenants at the Company's on-site offices.

The real estate business of the Company is diversified in terms of geographical locations, type of commercial property and form of ownership or management.  The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services.  For the prior five years, development had been exclusively retail.  Last year, the Company, in addition to its retail construction, has constructed a 60,000 s.f. building in Cranston, Rhode Island for lease to Katharine Gibbs College of which the Company owns 50% of the building.  The same partnership has been chosen as the developer of a 60,000 s.f. building for a police station to be built by the Company and leased to the City of Cranston, Rhode Island, although the Lease has not been finalized to date.  Additional opportunities on this property are being considered.

The Company has executed an agreement to be a preferred developer in West Texas for the CVS Drug Store chain.  An initial fee was earned and received in May, 2005.

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

At April 30, 2005, the Company employed 30 people.

(c)        Financial Information About Foreign And Domestic Operations

The Company and its subsidiaries do not engage in operations in foreign countries.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries.

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

Putnam, CT	Shopping Center	57,311 sq. ft. T. J. Maxx 46%	Owned by a subsidiary of the Company

W. Springfield, MA	Shopping Center	144,332 sq. ft. PriceRite 23% A.J. Wright 18% K&G 14% Big Lots 21% Dollar Dreams 12%	Owned by a subsidiary of the Company.

Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	50% owned by a subsidiary of the Company.

Cranston, RI	College	Katharine Gibbs College 60,000 sq.ft.	50% owned by a subsidiary of the Company.

Cranston, RI	Restaurant	Texas Roadhouse	50% owned by a subsidiary of the Company.

Bangor, ME	Shopping Center	Under construction 232,273 sq. ft. Kohl's 38% Linens-N-Things 12% Office Depot 10% AC Moore 9% Old Navy 8%	100% owned by a subsidiary of the Company. Under contract to be sold.

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

North Adams, MA	Shopping Center	131,833 s.f. plus pad lease 101,824 vacant to be leased and renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of proceeds from sale or refinancing after Company receives $500,000.

ITEM 3.           LEGAL PROCEEDINGS

Wal-Mart Real Estate Business Trust ("Wal-Mart"), v. New Hawthorn Management Services, Inc., ("NHMS") [nka-First Hartford Realty Corporation via merger] Robert Piermarini, Trustee of A. P. Realty Trust and Ruth Piermarini, Trustees of R&O Leominster Realty Trust, Third Party Defendants.

As reported in Form 8K filed April 28, 2005, the Company has received a $1,000,000 check in a settlement of this legal proceeding.  All parties have signed off on the settlement and have withdrawn all actions.  The Company has also prevailed in the suit brought by an intervening broker.

Richard E. Kaplan v. First Hartford Corporation

On January 29, 2004, a shareholder filed a Form 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company shares.  That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts.  By Complaint dated February 27, 2004, Mr. Kaplan filed suit against First Hartford Corporation (the "Company") as Civil Action No. 04 10402 NMG in the United States District Court for the District of Massachusetts.  The Company was served with the complaint on March 2, 2004.  The complaint alleges that the proxy solicitation materials issued by the Company as a prelude to its annual meeting on January 22, 2004, were false and/or misleading in certain respects and also omitted certain material information.  As a result thereof, the plaintiff seeks to void the shareholder votes taken at the January 22, 2004 shareholder meeting of the Company and have a new vote ordered based upon revised proxy material which would be required to be issued by the Company.  The only shareholder votes taken at the annual meeting were to re-elect the same Board of Directors which had been serving the Company and to approve the Employee Stock Option Plan.

Additionally, on February 27, 2005, Mr. Kaplan filed another suit against the Company in the same court styled as Civil Action No.  05 10320 NMG (United States District Court for the District of Massachusetts) making essentially the same claims as the first suit with regard to the Company's 2005 annual meeting.  The only shareholder vote for the February 24, 2005 meeting was, again, to elect the same Board of Directors, which had been serving the Company and a proposal brought forth by Mr. Kaplan to require the Company to have 80% independent directors.  This Board of Directors recommended that shareholders should vote against this proposal.  The proposal was defeated 1,860,706 to 662,672.

On July 12, 2005 the District Court Judge approved a request by the Company to consolidate the cases.

The Company believes strongly that information in its proxy materials was neither false nor misleading and that the lawsuit is without merit.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

Other Proceedings

For proceedings involving officers and directors, see Item 10(f) on Page 41.

The Company may also be involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on its consolidated financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of Stockholders was held on February 24, 2005.  Proxies were mailed to Shareholders of Record on or about January 31, 2005.  As a result of that vote:

1.         The slate of Directors was re-elected in its entirety.

2.         The Kaplan proposal for the Board of Directors to contain 80% independent directors was defeated.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY,
                        RELATED STOCKHOLDER MATTERS AND ISSUER
                        PURCHASES OF EQUITY SECURITIES

The Company's common stock, $1 par value, is traded over-the-counter.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.pinksheets.com or http://www.yahoo.com.  Symbol FHRT.PK

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
	High	Low	Dividends Paid Per Common Share
2004
First Quarter	.71	.71	None
Second Quarter	.75	.70	None
Third Quarter	1.05	.70	None
Fourth Quarter	1.95	1.05	None

2005
First Quarter	2.00	1.65	None
Second Quarter	3.00	2.00	None
Third Quarter	4.00	3.00	None
Fourth Quarter	3.95	2.00	None

Small sales of common stock have occurred from time to time.  The last sale was $3.50 a share on June 30, 2005.

The number of shareholders of record for the Company's common stock as of April 30, 2005, is approximately 850.

ITEM 6.           SELECTED FINANCIAL DATA

For the Years Ended April 30, 2005, 2004, 2003, 2002 and 2001

The selected financial data set forth below as of and for the years ended April 30, 2005, 2004, 2003, 2002 and 2001 are derived from the Company's consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in Item 8.

	2005	2004	2003	2002	2001

Revenues, Net	$6,465,479	$3,307,695	$3,016,093	$3,758,536	$3,713,803
Net Income (Loss)	$ (167,219)	$4,633,070	$ (50,821)	$(105,032)	$ (381,536)

Weighted Average Number of Shares Outstanding	3,083,241	3,089,985	3,089,985	3,089,985	3,089,985

Income (loss) per Share	$(.05)	$1.50	$(.02)	$(.03)	($.12)

Balance Sheet Data

Properties under Construction and Investment in Undeveloped Properties	$8,203,715	$ -0-	$ 72,672	$ 6,500	$ 19,048

Real Estate and Equipment - Net	$31,267,125	$22,461,875	$18,533,449	$18,557,736	$18,990,262

Total Assets	$47,976,547	$30,145,124	$24,414,329	$25,914,514	$27,218,819

Construction Loans, Notes, Mortgages Payable	$46,056,033	$28,203,530	$26,193,371	$26,925,990	$26,501,558

Accounts Payable and Accrued Liabilities	$ 1,858,343	$ 2,309,040	$ 2,591,805	$ 2,243,256	$ 3,594,192

Stockholders' Deficit	$(1,310,336)	$(1,301,122)	$(5,971,707)	$(5,920,885)	$(5,815,853)

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

The following discussion and certain other sections of the Annual Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors including changes in general economic conditions, interest rates and availability of funds, nature of competition and relationships with key customers and their financial condition may affect the Company's performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Rental income has increased approximately $2,428,000 and $942,000 in 2005 and 2004, respectively.  The increase is a result of Katharine Gibbs College starting rent payments on January 1, 2004 and Texas Roadhouse starting May 2004 plus income from the West Springfield center.  West Springfield was acquired November 26, 2003 and finished its expansion by July 2004.  An expansion in the Plainfield, CT shopping center generated additional rental income of approximately $90,000 in the year ended 2004.

Sale of real estate totaled $128,500 in 2005, $73,096 in 2004 and -0- in 2003.  These proceeds were from parcels taken out of projects built in prior years.  This is not a predictable source of income.  The parcels sold this year and last, were from a project built in New Mexico over 20 years ago.

Management fee income is for management of property owned by others.  Currently, the only property being managed is a Shopping Center in Lubbock, Texas in which the Company has a 2% interest.  The shopping center pays a 4% management fee.  In 2003 an additional $200,000 was earned for management service as well as a 4% management fee.

Gain on derivatives - In 2002 the Company obtained a five-year loan on a shopping center that was only available as a variable rate loan.  Because the Company desired a fixed rate loan, the lender agreed to arrange a financial instrument (Derivative) to accommodate an agreed upon fixed rate.  The Company recorded $314,050 as a liability for that instrument in 2003.  The Company shows a gain of $134,991 in 2004 and $15,785 in the current year.

Other revenue in the year ended April 30, 2003 relates primarily to a sales tax refund of approximately $397,000.

Equity in earnings of non-consolidated subsidiaries increased approximately $32,000 from 2004 to 2005.  Of the approximately $389,000 of equity in earnings of affiliates, approximately $200,000 represented income from the Cranston shopping center.  This income represented 25% of the income from the shopping center, next year the Company will receive 50% of the income for 8 months and thereafter due to its acquisition of an additional 25% interest.

Non-recurring income for fiscal year 2005 represents a settlement with Wal-Mart for $1,000,000 less legal costs.

Activities for the year ending April 30, 2006 include:

1.         The Company is currently working on a shopping center in Bangor, Maine.  Of the 233,000 s.f. of space, approximately 25,000 has not been leased to date.  Of the stores under construction, we believe most stores will be open by November 1, 2005.  Shortly thereafter, the sale of the shopping center (which is under contract to be sold) will occur.  From that closing, the Company will have 18 months to finish leasing and complete the stores.

2.         The Company is currently negotiating leases for the North Adams shopping center.  Key to starting construction is obtaining building permits.  The Mayor of North Adams is on record as being against the project.  As a result, we are working in a hostile environment.  If the Company is not able to get the building permits, the Seller will accept the return of the project.  Management sees a negligible loss from this transaction if the project is returned.

3.         A partnership in which the Company is a 50% owner has been approved as a preferred developer for a national drug store chain (CVS Pharmacy) in a limited region in the southwest.  As a preferred developer with exclusive territorial rights, the Company will find sites for the stores, negotiate the land purchase and manage the construction.  The partnership will receive a fee for each store.  The first fee was earned in May 2005.

4.         The Company has been chosen to build and lease to the City of Cranston, Rhode Island a 60,000 s.f. Police Station.  The current draft of the Lease would require accounting as a Capital Lease, which will require the Company to report the transaction as a sale.  The present terms would dictate a most onerous tax treatment.  We are still negotiating a change prior to signing the Lease.

5.         On January 1, 2005 the Company made a 75% investment in Connolly and Partners.  An individual is the 25% partner.  Connolly and Partners, which has an office in Boston, MA, will be utilized as a vehicle for the Company to re-enter the multi-family housing business.

Cost And Expenses

Cost of sales, real estate - The cost in 2005 and 2004 reflect the cost of the property parcels sold from previous developments and do not reflect any trend.

Operating costs have increased approximately $767,000 and $274,000 in 2005 and 2004 respectively.  The increases are made up of the write off of an additional project in Bangor, Maine of $214,000 compared to a write off in the prior year of $92,000 for a project in Washingtonville, NY.  The ongoing suit from a dissident shareholder has cost the Company $250,000 in the current year and $24,000 in the prior year.  The balance of the increase is for new properties common area cost which is recaptured as additional rent.

Interest cost has increased approximately $670,000 in 2005 and $160,000 in 2004.  The increases in 2005 and 2004 were mainly a result of additional debt to finance new properties.

Depreciation and amortization has increased approximately $487,000 in 2005 and $174,000 in 2004 as a result of increases in developed properties, which increased approximately $9,300,000 in 2005 and $16,354,000 in 2004.

General and administrative expenses have increased approximately $456,000 in 2005 and $665,000 in 2004.  The increase in 2005 is due to a full year of amortizing unearned stock compensation (totaling $162,000 compared to $34,000 in 2004), plus the hiring of additional employees, employment agency fees, salary increases and higher benefit costs all contributed to the higher general and administrative costs.

Property taxes increased $543,000 from 2004.  This is primarily due to new assessments of properties (mainly Gibbs College and the West Springfield Shopping Center).  These amounts are billed to tenants and included in rental income.

The nonrecurring expense in 2005 was due to the cost of early retirement of debt.

Capital Resource and Liquidity

The Company ended the year with approximately $2,367,000 of cash on hand compared to approximately $2,176,000 of cash and marketable securities as of April 30, 2004.  In the current year, the Company was able to invest $3,500,000 in our project in Bangor, ME, which will be turned back into cash when the project is sold next year.

Subsequent to year-end, the Company received the proceeds of the refinancing of the Dover New Jersey shopping center and repaid a line of credit ($700,000) and the $670,000 note to the Pension Benefit Guaranty Corporation.

The Bangor, ME shopping center, which still has 25,000 s.f. left to lease, should be substantially complete by the end of the calendar year.  The net proceeds from the sale should substantially increase our capital.

Although we have been able to remove the personal Guarantee of Neil Ellis from most of our long-term debt, construction lenders and otherwise unsecured lenders still require his guarantee.  As long as Mr. Ellis is willing to provide his personal guarantee, we expect to have ample credit for our needs.

The following schedule outlines our long-term obligations as of April 30:

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$40,738,152	$ 1,406,315	$12,180,012	$1,153,753	$25,998,072

Short-Term Debt	$ 5,317,881	$ 5,317,881

Purchase Obligations	$ 8,335,013	$ 8,335,013

Total	$54,391,046	$15,059,209	$12,180,012	$1,153,753	$25,998,072

Short Term Debt includes the construction loan for the project in Bangor, ME referred to above, which together with the purchase obligation will be repaid from the proceeds of the sale.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained in Item 8 in this Annual Report.  Our Consolidated Financial Statements include the accounts of the Company and its controlled affiliates.  For a discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see - "Investments in Affiliated Partnerships".  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The estimates used in the preparation of the Consolidated Financial Statements are described below and in greater detail in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2005.  Certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company's Board of Directors and the Company's independent auditors.

Capitalized Cost

Expenditures directly related to real estate under consideration for development, are capitalized and carried at cost in the consolidated balance sheets.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources. If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house, engineering and drafting, estimating and purchasing and development are expensed as incurred.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commission, salaries and expenses.  Costs are amortized over the life of the lease.

Revenue Recognition

Construction Revenue - The Company is primarily involved in development of property for its own use. However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Rental Revenue - Rental revenue is comprised of base rent and reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  There are no contingent rents.  In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental revenue is recognized on a straight-line basis over the terms of the respective leases.

Investment In Affiliated Partnerships

Investments in entities in which the Company has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investment.  Investments in entities in which the Company has a 20-50% interest are carried at cost and are subsequently adjusted for the Company's proportionate share of their undistributed earnings or losses, and any distributions.

The Company currently has two unconsolidated operating partnerships: The shopping center in Cranston, RI in which the Company owned a 25% interest up to April 28, 2005 and 50% thereafter and the shopping center in Dover Township, NJ in which the Company owns a 50% interest.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, these partnerships are not consolidated.

On April 28, 2005, Cranston Parkade, LLC a 50% owned subsidiary of the Company has purchased the remaining 50% interest in the Cranston/BVT Associates, LP as well as the outstanding 50% interest in the General Partner C/BVT, Inc., giving the Company a 50% interest in the Cranston shopping center.  Cranston Parkade paid $6,000,000 for the interest it purchased which was paid out of a refinancing of the shopping center owned by Cranston/BVT Associates LP.

The refinancing handled by Bear Sterns defeased a mortgage of $24,659,000 and had a cost of defeasance of $1,927,000.  The mortgage would have matured July 2007 and had a 6.75% interest rate.

The new mortgage of $36,000,000 is due in 10 years with a 25 year amortization and has an interest rate of 5.603%.  Closing costs of approximately $225,000 included an environmental insurance policy of $104,000.

After all funds that the partners and/or partnership had advanced for the closing were returned, including $280,000 in advances repaid to Mr. Ellis (President of the Company), the Company received a cash distribution of approximately $1,500,000.

On June 7, 2005 Dover Parkade LLC, a 50% owned subsidiary of the Company, refinanced its securitized mortgage.

The refinancing handled by Bear Stearns defeased a mortgage of $15,260,000 and had a cost of defeasance of $2,913,000.  The mortgage would have matured November 1, 2011 and had a 7.25% interest rate.

The new mortgage of $20,500,000 is due in 10 years with a 30-year amortization and has an interest rate of 5.358%.  Closing costs of approximately $214,000 included an environmental insurance policy of $102,000.

After all funds that the partners and/or partnership had advanced for the closing were returned, the Company received a cash distribution of approximately $1,000,000.

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company's April 30 year-end therefore, the April 28, 2005 transaction will not affect earnings until our second quarter ending October 31, 2005.  Dover Parkade reports on an April 30 year-end.  As a result of the above, the Company will expense $1,456,500 in the first quarter (50% of $2,913,000) and $963,500 in the second quarter (50% of $1,927,000).  Additionally, there will be a write off of deferred financing costs pertaining to the defeased mortgages.  This amounts to $193,000 in the first quarter and $84,000 in the second quarter.

These investments were recorded at cost and have been subsequently adjusted for gains, losses and distributions.  If the carrying value is less than zero due to unearned distributions, the amount is carried in other liabilities.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to long-lived assets that have been sold or long-lived assets that are intended to be sold be presented as discontinued operations in the Statement of Operations for all periods presented, and properties intended to be sold be designated as "held for sale" on the consolidated balance sheet.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's variable rate debt.  Interest rate swap contracts that have been designated and qualify as fair value hedging instruments are reported at fair value.  The gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment".  SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period.

In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005.  The Company will be required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2007.  The Company is evaluating the impact of the adoption of SFAS No. 123 (revised 2004) on the Company's financial position and results of operations.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets and liabilities from period to period.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK:

As described below, interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.

Qualitative

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is present primarily in the Company's borrowings, some of which have variable interest rates. The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's related debt.

Quantitative
	Maturing less	Maturing greater
	than one year	than one year
Revolving line of credit and Long-term debt
Amount	$6,724,196	$39,331,837
Weighted average interest rate	4.94%	5.49%

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data begin on page 16.  See the index to Financial Statements and Financial Statement Schedules in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On April 1, 2005, the Company's auditors, Kostin Ruffkess & Company, LLC resigned, formally notifying the Company that they are withdrawing from audit work in the public company arena.

Kostin Ruffkess & Company, LLC's reports on the consolidated financial statements for each of the past two years ended April 30, 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with its audits for the two most recent fiscal years and through March 31, 2005, there were no disagreements with Kostin Ruffkess & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Kostin Ruffkess & Company, LLC, would have caused Kostin Ruffkess & Company, LLC to make reference to the subject matter of the disagreements in their reports on the consolidated financial statements for such years.

Also, effective April 1, 2005, the Board of Directors of the Company appointed Carlin, Charron & Rosen, LLP as the Company's auditors for the year ending April 30, 2005.  The Company has not consulted with Carlin, Charron & Rosen, LLP on any specific matters prior to their engagement.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company has controls and procedures to ensure that information required to be disclosed by the Company in reports the Company files or submits pursuant to the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  The President and Treasurer each concluded that the Company's disclosure controls and procedures, as in effect on April 30, 2005 were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control Over Financial Reporting.  During the year ended on April 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect the Company's internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Included in Long Term Debt is a mortgage with a balloon payment of $10,400,000 due in 2008.  This mortgage has been modified after year-end.  The terms of the modified mortgage are:

Principal	$11,337,866
2 years	No amortization
8 years	Amortization @ 25 year schedule
Rate:	6.11%

To convert this loan from a variable rate to a fixed rate, the Partnership owning the property had to guarantee a rate swap obtained by the lender.  If the Partnership cancelled the mortgage it would be obligated for approximately $550,000 at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheet of First Hartford Corporation and subsidiaries (the "Company") as of April 30, 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders' deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
August 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the consolidated financial statements of First Hartford Corporation and subsidiaries (the "Company") as of April 30, 2005, and for the year then ended, and have issued our report thereon dated August 5, 2005; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and subsidiaries, listed in item 15.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
August 5, 2005

Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032 Main Line: (860) 678-6000 Toll Free: (800) 286-KRCO Fax: (860) 678-6110 Web: www.kostin.com

To The Shareholders of
  First Hartford Corporation and Subsidiaries
Manchester, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries (the "Company") as of April 30, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years ended April 30, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2004, and the results of its consolidated operations and consolidated cash flows for the years ended April 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Farmington, Connecticut
July 27, 2004

Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032 Main Line: (860) 678-6000 Toll Free: (800) 286-KRCO Fax: (860) 678-6110 Web: www.kostin.com

To The Shareholders of
  First Hartford Corporation and Subsidiaries
Manchester, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

We have audited the consolidated financial statements of First Hartford Corporation and Subsidiaries (the "Company") as of April 30, 2004 and for the years ended April 30, 2004 and 2003, and have issued our report thereon dated July 27, 2004;  such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and Subsidiaries, listed in Item 14.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein..

Farmington, Connecticut
July 27, 2004

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND 2004

ASSETS

	2005	2004

Real estate and equipment:
Developed properties	$33,574,457	$24,274,133
Equipment and leasehold improvements	268,088	120,931
	33,842,545	24,395,064
Less: accumulated depreciation and amortization	2,575,420	1,933,189
	31,267,125	22,461,875

Property under construction held for sale	8,203,715	0
	39,470,840	22,461,875

Cash	2,367,434	1,500,030

Investment in marketable securities	0	676,680

Accounts and notes receivable, less allowance for doubtful accounts
of $1,600 and $31,600 in 2005 and 2004, respectively.	509,022	911,901

Deposits, escrows, prepaid and deferred expenses	3,659,911	2,489,014

Investment in affiliates	9,665	239,519

Due from related parties and affiliates	259,675	966,105

Deferred tax assets, net of valuation allowance of $800,000
and $1,350,000 in 2005 and 2004, respectively	1,700,000	900,000
	$47,976,547	$30,145,124
	=======	=======

The accompanying notes are an integral part of the consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND 2004
(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
	2005	2004
Liabilities:
Mortgages and notes payable:
Construction loan payable	$4,424,409	$5,563,476
Mortgages payable	39,549,494	21,053,453
Notes payable - other	2,082,130	1,586,601
	46,056,033	28,203,530

Accounts payable	1,170,949	1,737,212
Accrued liabilities	687,394	571,828
Accrued cost of derivatives	0	179,059
Deferred income	123,402	78,654
Other liabilities	1,449,020	560,998
Due to related parties and affiliates	83,954	95,786
	49,570,752	31,427,067

Minority interest	(283,869)	19,179

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
Authorized 4,000 shares;
Issued and outstanding - None.	-	-
Common Stock, $1 par; authorized 6,000,000 shares;
issued 3,298,609 and 3,322,213 shares in 2005 and 2004, respectively, outstanding 3,083,241 and 3,089,985 shares in 2005 and 2004, respectively	3,298,609	3,322,213
Capital in excess of par	5,056,111	5,182,645
Deficit	(7,617,590)	(7,450,371)
Unearned stock compensation	(128,646)	(291,146)
Accumulated comprehensive income	0	3,661
	608,484	767,002
Less: Treasury Stock, at cost, 215,368 and 232,228 shares in
2005 and 2004, respectively	1,918,820	2,068,124
	(1,310,336)	(1,301,122)
	$47,976,547	$30,145,124
	=======	=======

The accompanying notes are an integral part of the consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

	2005	2004	2003

Revenues:
Sale of real estate	$128,500	$73,096	$0
Construction	180,455	99,094	286,968
Rental income	4,749,693	2,321,634	1,379,495
Management fee income	48,363	52,997	245,311
Gain on derivatives	15,785	134,991	0
Other	145,439	131,414	532,987
Non-recurring items	807,950	137,646	262,484
Equity in earnings of affiliates	389,294	356,823	308,848
	6,465,479	3,307,695	3,016,093

Cost and Expenses:
Cost of sales, real estate	37,979	15,771	0
Construction	13,680	30,883	110,586
Operating	1,997,896	1,231,232	956,938
Interest	1,588,141	918,449	758,831
Loss on derivatives	0	0	314,050
Depreciation and amortization	890,429	402,957	229,178
General and administrative	1,782,750	1,326,912	662,227
Property taxes	718,365	175,621	155,255
Non-recurring expense	175,169	76,912	0
	7,204,409	4,178,737	3,187,065

Loss before discontinued operations	(738,930)	(871,042)	(170,972)

Discontinued Operations:
Sale of shopping center	0	18,858,936	0
Cost of shopping center	0	(12,173,039)	0
Federal & state tax	0	(410,000)	0
Gain on sales (net of tax)	0	6,275,897	0
Operating gain on shopping center	0	182,498	143,910

Net gain	0	6,458,395	143,910

Income (loss) before income taxes	(738,930)	5,587,353	(27,062)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003
(continued)

	2005	2004	2003

Provision for (benefit from) income taxes	(786,413)	865,104	23,759

Income (loss) before minority interest	47,483	4,722,249	(50,821)

Minority interest in income of consolidated joint ventures	(214,702)	(89,179)	0

Net income (loss)	(167,219)	4,633,070	(50,821)

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the year	-0-	3,661	0
Reclassification adjustment for gains included in net income	(3,661)	-0-	-0-

Comprehensive income (loss)	$(170,880)	$4,636,731	$(50,821)
	======	======	======
Basic and diluted income (loss) per common share:
Loss before discontinued operation	$(0.24)	$(0.28)	$(0.06)
	======	======	======
Discontinued operation	$0.00	$2.09	$0.05
	======	======	======
Net income (loss) per share	$(0.05)	$1.50	$(0.02)
	======	======	======
Weighted average number of shares outstanding	3,083,241	3,089,985	3,089,985
	======	======	======

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

		Capital		Unearned	Accumulated
	Common	in Excess		Stock	Comprehensive	Treasury
	Stock	of Par	Deficit	Compensation	Income	Stock	Total

Balance, April 30, 2002	$3,322,213	$4,857,645	$(12,032,620)	$-0-	$0	$(2,068,124)	$(5,920,886)

Comprehensive Loss	-0-	-0-	(50,821)	-0-	-0-	-0-	(50,821)

Balance, April 30, 2003	3,322,213	4,857,645	(12,083,441)	-0-	-0-	(2,068,124)	(5,971,707)

Issuance of Stock Options	-0-	325,000	-0-	(325,000)	-0-	-0-	-0-

Amortization of Unearned
Stock Compensation	-0-	-0-	-0-	33,854	-0-	-0-	33,854

Comprehensive Income	-0-	-0-	4,633,070	-0-	3,661	-0-	4,636,731

Balance, April 30, 2004	3,322,213	5,182,645	(7,450,371)	(291,146)	3,661	(2,068,124)	(1,301,122)

Purchase of Treasury Stock	-0-	-0-	-0-	-0-	-0-	(834)	(834)

Adjustments to Capital Stock	(23,604)	(126,534)	-0-	-0-	-0-	150,138	-0-

Amortization of Unearned
Stock Compensation	-0-	-0-	-0-	162,500	-0-	-0-	162,500

Comprehensive Loss	-0-	-0-	(167,219)	-0-	(3,661)	-0-	(170,880)

Balance, April 30, 2005	$3,298,609	$5,056,111	$(7,617,590)	$(128,646)	$0	$(1,918,820)	$(1,310,336)
	======	======	======	======	======	======	======

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows from operating activities:

Net income (loss)	$(167,219)	$4,633,070	$(50,821)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:

Equity in earnings of affiliates	(389,294)	(356,823)	(308,848)
Minority interest in income of consolidated joint ventures	214,702	89,179	-0-
(Gain) loss on sale of property	-0-	(6,685,897)	143
Depreciation	642,231	508,777	466,586
Amortization	248,198	98,639	44,797
Deferred income taxes	(800,000)	800,000	-0-
Non-recurring income	-0-	-0-	(262,484)
Gain on derivatives	(15,785)	(134,991)	-0-
Amortization of unearned stock compensation	162,500	33,854	-0-
Realized gain on sale of marketable securities	(3,661)	-0-	-0-

(Increase) decrease in:
Accounts and notes receivables, net	402,879	333,170	(999,160)
Deposits, escrows, prepaid and deferred expenses	(1,419,095)	(1,398,189)	384,484

Increase (decrease) in:
Accrued liabilities	115,565	77,316	217,306
Accrued cost of derivatives	(163,274)	-0-	-0-
Other liabilities	1,277,316	144,837	449,332
Deferred income	44,748	(186,813)	(65,971)
Accounts payable	(566,263)	(360,081)	707,776
Distributions from (investments in) affiliates, net	229,854	1,061,598	(689,099)
Net cash used in operating activities	(186,598)	(1,342,354)	(105,959)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003
(continued)

	2005	2004	2003
Cash flows from investing activities:
Proceeds from sale of (investment in) marketable securities	676,680	(673,019)	-0-
Purchase of equipment and leasehold improvements	(147,157)	(9,258)	(20,293)
Proceeds from sale of real estate	-0-	18,858,936	-0-
Additions to developed properties and properties under construction	(17,504,039)	(16,377,312)	(488,321)
Net cash provided by (used in) investing activities	(16,974,516)	1,799,347	(508,614)

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(517,750)	(70,000)	-0-
Purchase of treasury stock	(834)	-0-	-0-
Proceeds from:
Construction loan payable	6,766,433	6,013,935	474,627
Mortgage payable	28,011,784	12,862,000	616,517
Notes payable	722,077	-0-	840,000
Advances from related parties and affiliated partnerships, net	694,598	-0-	1,308,495
Principal payments on:
Construction loan payable	(7,905,500)	(925,086)	0
Mortgage payable	(9,515,742)	(15,158,502)	(773,892)
Notes payable	(226,548)	(782,188)	(1,889,871)
Advances to related parties and affiliated partnerships, net	-0-	(926,173)	-0-
Net cash provided by financing activities	18,028,518	1,013,986	575,876

Net increase (decrease) in cash and cash equivalents	867,404	1,470,979	(38,697)
Cash and cash equivalents, beginning of year	1,500,030	29,051	67,748

Cash and cash equivalents, end of year	$2,367,434	$1,500,030	$29,051
	======	======	======

Cash paid during the year for interest	1,736,517	898,746	828,321
Cash paid during the year for income taxes	11,321	100,000	0

The accompanying notes are an integral part of the consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

1.         Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Hartford Corporation, its wholly owned subsidiaries and other controlled subsidiaries (collectively referred to as the "Company").  The Company records minority interest for the non-owned portions of consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale).

Financial Statement Presentation

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Developed Properties, Equipment and Leasehold Improvements

Developed properties, equipment and leasehold improvements are recorded at the lower of cost or net realizable value.

Depreciation is provided using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Description	Years
Developed properties	15 - 40
Equipment and leasehold improvements	3 - 10

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

1.         Summary of Significant Accounting Policies (continued):

Developed Properties, Equipment and Leasehold Improvements (continued)

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, and equipment and leasehold improvements, are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Properties Under Construction

Expenditures directly related to real estate under consideration for development, are capitalized and are carried at cost in the consolidated balance sheets.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  These costs are amortized over the life of the lease.

Deferred Expenses

Leasing commissions and financing costs (included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The amortized balance of such costs amount to $1,999,058 as of April 30, 2005.  Amortization expense was $248,198, $98,639 and $44,797 for 2005, 2004 and 2003, respectively.  Amortization expense for the next five years is expected to be as follows:

Year Ending April 30
2006	$245,695
2007	$238,215
2008	$234,329
2009	$189,062
2010	$172,373

Revenue Recognition

Construction Revenue - The Company is primarily involved in development for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known. A subsidiary,

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

1.         Summary of Significant Account Policies (continued):

            Revenue Recognition (continued):

Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Rental Revenue - Rental revenue is comprised of base rent on a straight line basis, and reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  There are no contingent rents.  In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental revenue is recognized on a straight-line basis over the terms of the respective leases.

Investment In Affiliated Partnerships

Investments in entities in which the Company has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investment.  Investments in entities in which the Company has a 20-50% interest are carried at cost and are subsequently adjusted for the Company's proportionate share of their undistributed earnings or losses, and any distributions (Equity Method).

The Company currently has two unconsolidated operating partnerships: The shopping center in Cranston, RI in which the Company owned a 25% interest up to April 28, 2005 and 50% thereafter and the shopping center in Dover Township, NJ in which the Company owns a 50% interest.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, these partnerships are not consolidated.

On April 28, 2005, Cranston Parkade, LLC a 50% owned unconsolidated subsidiary of the Company accounted for on the Equity Method, has purchased the remaining 50% interest in the Cranston/BVT Associates, LP as well as the outstanding 50% interest in the General Partner C/BVT, Inc., giving the Company a 50% interest in the Cranston shopping center.  Cranston Parkade paid $6,000,000 for the interest it purchased which was paid out of a refinancing of the shopping center owned by Cranston/BVT Associates, LP.

The refinancing handled by Bear Sterns defeased a mortgage of $24,659,000 and had a cost of defeasance of $1,927,000.  The mortgage would have matured July 2007 and had a 6.75% interest rate.

The new mortgage of $36,000,000 is due in 10 years with a 25 year amortization and has an interest rate of 5.603%.  Closing costs of approximately $225,000 included an environmental insurance policy of $104,000.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

1.         Summary of Significant Account Policies (continued):

            Investment In Affiliated Partnerships (continued):

After all funds that the partners and/or partnership had advanced for the closing were returned, including $280,000 in advances repaid to Mr. Ellis (President of the Company), the Company received a cash distribution of approximately $1,500,000.

On June 7, 2005 Dover Parkade LLC, a 50% owned unconsolidated subsidiary of the Company accounted for on the Equity Method, refinanced its securitized mortgage.

The refinancing handled by Bear Stearns defeased a mortgage of $15,260,000 and had a cost of defeasance of $2,913,000.  The mortgage would have matured November 1, 2011 and had a 7.25% interest rate.

The new mortgage of $20,500,000 is due in 10 years with a 30 year amortization and has an interest rate of 5.358%.  Closing costs of approximately $214,000 included an environmental insurance policy of $102,000.

After all funds that the partners and/or partnership had advanced for the closing were returned, the Company received a cash distribution of approximately $1,000,000.

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company's April 30 year-end therefore, the April 28, 2005 transaction will not affect earnings until our second quarter ending October 31, 2005.  Dover Parkade reports on an April 30 year-end.  As a result of the above, the Company will expense $1,456,500 in the first quarter (50% of $2,913,000) and $963,500 in the second quarter (50% of $1,927,000).  Additionally, there will be a write off of deferred financing costs pertaining to the defeased mortgage.  This amounts to $193,000 in the first quarter and $84,000 in the second quarter.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions.  If the carrying value is less than zero due to unearned distributions, the amount is carried in other liabilities.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's variable rate debt.  Interest rate swap contracts that have been designated and qualify as fair value hedging instruments are reported at fair value.  The gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

1.         Summary of Significant Account Policies (continued):

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets such as real estate and equipment including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the Statement of Operations for all periods presented, and properties intended to be sold be designated as "held for sale" on the consolidated balance sheet.

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

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date.  Debt securities for which the Company does not have the intent to hold to maturity are classified as available-for-sale, along with the Company's investment in equity securities.  Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported in other comprehensive income.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment".  SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Subsequent changes in fair value during the requisite

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

1.         Summary of Significant Account Policies (continued):

New Accounting Standards (continued):

service period, measured at each reporting date, will be recognized as compensation cost over that period.

In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005.  The Company will be required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2007.  The Company is evaluating the impact of the adoption of SFAS No. 123 (revised 2004) on the Company's financial position and results of operations.

2.         Construction Loans, Mortgages, and Notes payable:

	2005	2004
Construction Loans and Mortgage notes ranging from a low of 30 Day Libor plus 1.75% (5.09% at April 30, 2005) to a fixed rate of 7.00%. Maturities are at various dates through 2030. The loans and notes are secured by the respective real estate and in some cases guarantees of the President of the Company (see Note 3). A loan on a property in North Adams, MA in the amount of $7,861,784 will bear interest only from free cash flow until the Project is completed.	$43,973,903	$26,616,929

Notes payable, at interest rates of Prime to 1½ % over the prevailing prime rate (5.75% at April 30, 2005) to a fixed rate of 6% maturing in 2007 or on demand. In some cases this debt is guaranteed by the President of the Company (see Note 3).	1,888,658	1,308,657

Notes payable to an affiliate, non-interest bearing with no specific repayment terms.	193,472	277,944
	$46,056,033	$28,203,530
	========	========

For the years ended April 30, 2005 and 2004 the Company capitalized $61,866 and $175,288 in interest charges.

Aggregate principal payments due on the above debt during the next five years are as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

2.         Construction Loans, Mortgages, and Notes payable (continued):

Year Ending April 30
2006	$6,724,196
2007	888,553
2008	11,291,459
2009	607,946
2010	545,807
Thereafter	25,998,072
$46,056,033
=========

3.         Pledge of Stock Subsidiaries:

For an extended period of time the Company has not been able to obtain financing (secured or unsecured) without the personal guarantees of Neil Ellis, the President of the Company.  To some degree, the Company recently has been able to obtain financing without that guarantee but it continues to be a necessary component to most construction loans.  In the past, the Company has disclosed stock pledges of subsidiaries to Mr. Ellis as protection from personal losses due to his guarantees.  These pledges will stay in place until his guarantees are eliminated.

Neil Ellis, the President of the Company has guaranteed the following loans.

Construction loan for Bangor, ME Shopping Center	$8,203,000
Loan for Katharine Gibbs College Buildings - 5% of loan	567,000
Operating Capital - First Hartford Realty Corp.	520,000
Mortgage - Office	325,000

In the event that Mr. Ellis would be called upon to pay on any of these guarantees, the Company would be liable to him.

4.         Related Party Transactions:

Amounts included in revenue resulting from transactions with companies owned by Neil Ellis, the President of the Company, and his wife, Elizabeth, include Lubbock Parkade LLP (in which the Company has a small minority interest).

	2005	2004	2003
Management Fees	$46,862	$52,997	$245,311
Service Fees	11,220	8,865	-0-

Service fees are included in other income in the accompanying Statement of Operations. The Company's 2005 consolidated financial statements do not reflect service fee income from consolidated subsidiaries or non-consolidated companies reporting on the equity method related to construction projects owned by the Company.  Such revenue has been eliminated against operating and general and administrative expenses.  The Company has made reclassification adjustments to the 2004 and 2003 consolidated financial statements to conform to the current year presentation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

5.         Stockholders Equity

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 of which $162,500 and $33,854 has been expensed in 2005 and 2004, respectively.  The put option expires 5 years after the stock option is fully vested.

The Company has computed the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation" for options granted in fiscal 2004, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.  The weighted average assumptions used are as follows:

Risk-free interest rate	2.51%
Expected dividend yield	None
Expected life of options	10 years
Expected volatility	35%

Compensation cost for the Company's employee stock option plans determined based on the fair value at the grant dates of awards under these plans consistent with the methodology of SFAS No. 123, has not been presented because all options vest on February 11, 2006.

A summary of the status of the Company's stock option plans as of April 30, 2005 and April 30, 2004, and changes during the years then ended is presented below:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	-0-	$ -0-
Granted	-0-	-0-	250,000	1.10
Outstanding at end of year	250,000	1.10	250,000	1.10

Options exercisable at year-end	-0-		-0-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

6.         Non-Recurring Items:

            Amounts recorded as non-recurring items are as follows:

	2005	2004	2003
Income
Gain on settlement of litigation	$807,950	$ -0-	$ -0-
Gain on write off of prior period liabilities	-0-	137,646	262,484
Totals	$807,950	$137,646	$262,484
Cost and Expense
Early retirement of debts	159,084	-0-	-0-
Other	16,085	-0-	-0-
Write off of financing fees	-0-	76,912	-0-
Totals	$175,169	$ 76,912	$ -0-
	=======	=======	=======

Gain on write off prior period liabilities is a result of recording contested invoices which were not ultimately paid.

7.         Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of the IRS regulations.  The Company will match up to 3% of each participating employee's annual salary.  Pension expense was $31,069, $24,044 and $17,352 for 2005, 2004 and 2003, respectively.

8.         Income Taxes:

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets and liabilities from period to period.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

9.         Leases:

The Company leases commercial real estate under various operating leases expiring in various years through 2024.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2005 for each of the next five years are as follows:

Year Ending April 30
2006	$4,221,959
2007	$4,005,051
2008	$3,794,337
2009	$3,465,155
2010	$3,413,398

10.       Investments in Affiliates:

The Company has investments in three unconsolidated noncorporate joint ventures, each of which owns a shopping center.  Dover and Cranston are accounted for on the Equity Method.  Lubbock is accounted for on the cost basis.  Selected information is as follows:

            Dover - New Jersey:

            Operating property.
            Operating data - April 30.
            Company ownership - 50% investment at inception was $147,500.

	2005 (Audited)	2004 (Audited)	2003 (Unaudited)

Assets	$14,296,593	$14,216,995	$14,641,001
Liabilities	15,847,153	15,742,400	15,954,505
Members' deficit	(1,550,560)	(1,525,405)	(1,313,504)
Revenue	2,467,938	2,505,016	2,432,167
Expenses	2,082,071	2,175,834	2,133,320
Net Income	385,867	329,182	298,847

The property's major tenant is Stop & Shop which provided 53% of the total revenue in fiscal 2005 under a lease that expires June 30, 2026.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

10.       Investments in Affiliates (continued):

Cranston - Rhode Island:

Operating Property.
Operating data - December 31
Company ownership - 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% in April, 2005.

	2004 (Audited)	2003 (Audited)	2002 (Audited)

Assets	$27,556,861	$27,880,440	$31,371,973
Liabilities	25,401,567	25,499,182	26,647,128
Partners capital	2,155,294	2,381,258	4,724,845
Revenue	4,685,467	4,611,588	3,502,777
Expenses	3,881,886	3,796,323	3,228,546
Net Income	803,581	815,265	274,231

The property has two major tenants, Stop & Shop and Kmart.  Stop & Shop provides approximately 33% of total revenue and Kmart 29% in 2004 under leases that expire October 30, 2021 and May 30, 2027, respectively.

Lubbock - Texas:

The Company owns a 1% general partner interest and a 1% limited partner interest.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

11.       Financial Instruments:

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of cash and accounts receivable.  Approximately 33% of the Company's rental income is from Katharine Gibbs College in 2005.

Fair Value of Financial Instruments

The Company places its cash deposits with a high credit quality financial institution.  Bank deposits will usually be in excess of the federal depository insurance limit.

SFAS No. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of the Company's financial instruments approximates their fair value as outlined below.

Cash, accounts receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Notes payable and long-term debt: The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company's current incremental borrowing rate.

12.       Derivative Instruments:

The Company refinanced a mortgage on a shopping center it owned in October, 2004.  The payoff of the 1st mortgage, which was effectively at 6.45% (as a result of an interest rate swap) and a 2nd mortgage of Prime plus 1%, was replaced with a 5.52% fixed mortgage.  The Company was liable for the balance of the swap at the time of the financing which was $163,274.  See Subsequent Events footnote for additional rate swap.

13.       Subsequent Events:

On June 7, 2005 Dover Parkade LLC, a 50% owned unconsolidated subsidiary of the Company accounted for by the Equity Method, refinanced its securitized mortgage as disclosed in Note 1.

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by signing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, but due April 1, 2008.  The new rate is fixed at 6.11% and has a 25 year amortization starting in June 2007.  The mortgage will have a balloon payment on June 10, 2015.  To obtain this financing the Company became liable for a swap contract entered into by the bank.  The estimated fee to break the contract was approximately $559,000 in early June but will be re-priced on every reporting period.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

13.       Subsequent Events (continued):

As part of the refinancing the land held as collateral under lease to Texas Roadhouse and the land to be used for the Cranston Police Station development was released.  The Guarantee of Neil and Elizabeth Ellis has been reduced to 5% of the outstanding balance of the loan

Subsequent to April 30, 2005, the Company repaid its line of credit ($700,000 on April 30) and has additionally paid its note of $670,000 to the Pension Benefit Guaranty Corporation.

14.       Quarterly Data (unaudited):

Following is selected data for the quarterly periods in the years ended April 30, 2005 and 2004.  All quarterly information was obtained from unaudited consolidated Financial Statements not otherwise contained herein.  The unaudited results for any quarter are not necessarily indicative of the results for any future period.

FYE April 30, 2005	4th Quarter		3rd Quarter	2nd Quarter	1st Quarter
Revenue	$2,167,603		$1,500,588	$1,308,958	$1,488,330
Cost & expenses	2,124,109		2,127,666	1,463,941	1,488,693
Income (loss) before discontinued items	43,544		(627,128)	(154,983)	(363)
Net income (loss)	795,065	(1)	(615,067)	(233,364)	(113,853)

Income (loss) per share	$ .26		$ (.20)	$ (.08)	$ (.04)

FYE April 30, 2004
Revenue	$1,369,913		$630,530	$733,821	$573,431
Cost & expenses	1,324,906		1,150,913	850,526	852,392
Loss before discontinued items	(45,007)		(520,383)	(116,705)	(278,961)
Net income (loss)	44,623		4,818,896	6,747	(237,196)
Gain on discontinued operations	90,045		6,198,982	123,452	45,916

Income (loss) per share	$ .02		$ 1.56	$ .0	$ (.08)

(1)  In the quarter of April 30, 2005 the Company had a gain of approximately $808,000 from    settlement of a lawsuit with Wal-Mart and a benefit from income taxes of $800,000.

(1)    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)        Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	77	President	1966 - Present

Stuart I. Greenwald	63	Treasurer/Secretary	1980 - Present

David B. Harding	60	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	77	President	1966 - Present

Stuart I. Greenwald	63	Treasurer/Secretary	1980 - Present

David B. Harding	60	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)        Identification of Certain Significant Employees

            Not Applicable.

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

(g)        Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company's equity securities on Forms 4 or 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company's directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2005, all directors, executive officers and 10% of shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

(h)        Code of Ethics

The Registrant is in the process of developing a Code Of Ethics, which it expects to file with its Form 10-Q for the second quarter.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Long Term Compensation Awards - Securities Underlying Options/SARS
Neil H. Ellis Director, President & CEO	2005	$200,000	$10,000	$1,515 (2)	-
	2004	$200,000	-	$1,515	-
	2003	$135,062	-	$967	-

Stuart Greenwald Director, Treasurer & Secretary	2005	$120,016	$10,000	$5,376(3)	-
	2004	$103,333	-	$4,576	$50,000(4)
	2003	$100,918	-	$4,421	-

David B. Harding	2005	$152,459	$10,000	$6,991(5)	-
Director, Vice President	2004	$142,272	-	$6,386	$50,000(4)
	2003(6)	$ 45,000	-	$1,966	-

(1)        To assist management of the Company in carrying out its responsibility and to improve job performance, the Company provides certain of its officers with automobiles.  The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles.  However, after reasonable inquiry, the Company has concluded that the amount of any such personal benefit is immaterial and does not in any event exceed $10,000 to any officer.  No provision has therefore been made for any such benefit.

(2)        Represents the amount of life and disability insurance premiums paid by First Hartford with respect to Mr. Ellis

(3)        $3,900 represents the matching contribution to First Hartford's IRA and $1,476 represents the amount of life and disability insurance premiums paid by First Hartford with respect to Mr. Greenwald.

(4)        Incentive stock options to purchase 50,000 shares of common stock were granted to Mr. Greenwald and Mr. Harding on February 11, 2004.  The options become exercisable on February 11, 2006.  The options include a "put option" that requires First Hartford to purchase the exercised shares for $1.30 in excess of the grant price.  The put option expires five years after the stock options are fully exercisable.

(5)        $4,873 represents the matching contribution to First Hartford's IRA and $2,118 represents the amount of life and disability insurance premiums paid by First Hartford with respect to Mr. Harding.

(6)        For the period from January 18, 2003 to April 30, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)                Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding shares of common stock:

TitleOf Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common Stock	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,324,387 (1)	42.9%

Common Stock	Richard Kaplan 2345 Washington St. Newton, MA 02462	591,254 (2)	19.1%

Common Stock	David Kaplan 257 East Center St. Manchester, CT 06040	56,151 (2)	1.8%

Common Stock	John Filippelli 85 Pawling Lake Pawling, NY 12564	197,476 (3)	6.4%

Common Stock	Joel Lehrer P.O. Box 825 Keyport, NJ 07735	174,137	5.6%

(1)   Includes 416,483 shares owned by a corporation, which is wholly owned by Mr. & Mrs. Ellis: 17,693 shares owned beneficially and of record by Mr. Ellis' wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership.  Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(2)   Included in Mr. Richard Kaplan shares are 445,535 shares over which both he and David Kaplan Shared Dispositive Power.

(3)   Included in Mr. Filippelli's shares are 84,326 shares over which he has Shared Dispositive Power.

(b)                Security Ownership of Directors and Executive Officers

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)        As per the 8K filed on October 27, 2004, a subsidiary of the Company, Putnam Parkade, Inc. refinanced its debts.  At that time Putnam paid off a second mortgage on the property in the amount of $1,235,000 to Journal Publishing.  The Journal Publishing Company is owned by Green Manor Corporation, which is owned by Neil Ellis (President of the Company) and his wife.  The stock pledge of Putnam Parkade was cancelled and Mr. Ellis does not have any claim to the assets of Putnam Parkade.

Other Notes Payable to the Journal Publishing have been reduced by $84,000 to $193,000 at April 30, 2005 and were subsequently paid.

(b)        Certain Business Relationships
Refer to (a) above.

(c)        Indebtedness of Management
There is none.

(d)        Transactions with Promoters
There are none.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2005 to First Hartford's principal accounting firm, Carlin, Charron & Rosen, LLP.

Audit Fees	$52,000
Audit Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Carlin, Charron & Rosen, LLP was engaged in April 2005.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES (continued):

Audit Committee Report

First Hartford does not have an audit committee and accordingly its entire Board of Directors fulfills the functions of an audit committee.  Mr. Ellis, Mr. Greenwald and Mr. Harding are members of our management and Mr. Ellis has various business relationships with First Hartford described under "Certain Relationships and Related Transactions", in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulatory organizations.  First Hartford does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulatory organizations.

The Board of Directors has:

(a)       reviewed and discussed our audited financial statements;

(b)       discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU §380); and

(c)        received the written disclosures and the letter from our auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed the independence of our auditors with our independent auditors.

Based on the review and discussions described above, the Board of Directors approved the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Neil H. Ellis
Stuart I. Greenwald
David B. Harding

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Pages
(a)	(1)	The following financial statements are
		included in Part II, Item 8:

		Financial Statements:
		Reports of Independent Registered Public Accounting Firm	16-19

		Consolidated Balance Sheets - April 30, 2005 and 2004	20-21

		Consolidated Statements of Operations - For the Years Ended
		April 30, 2005, 2004 and 2003	22-23

		Consolidated Statements Of Shareholders' Deficiency For
		the Years Ended April 30, 2005, 2004 and 2003	24

		Consolidated Statement of Cash Flows For the Years
		Ended April 30, 2005, 2004 and 2003	25-26

		Notes to Consolidated Financial Statements	27-39

	(2)	The following financial statement schedules for the year
		ended April 30, 2005 are submitted herewith:

		Reports of Registered Independent Public Accounting Firms on
		Financial Statements Schedules:

		Schedule II - Valuation and Qualifying Accounts	50

		Schedule III - Real Estate and Accumulated Depreciation	51

		Schedule IV - Mortgage loan on Real Estate	52

		All other schedules are omitted because they are not required, not applicable,
		or the information is otherwise shown in the financial statements or notes thereto.

(b)	Exhibits

	(3)	Article of Incorporation and by-laws.

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

Not Applicable.

(9)	Annual Report to Security Holders, Form 10-Q or Quarterly Report
To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President's letter attached as Exhibit 13.

(10)	Letter regarding change in accounting principle.

Not Applicable.

(11)	Previously Unfilled Documents.

Not Applicable.

(12)	Subsidiaries of the Registrant.

	Name of Subsidiary	State in which Incorporated
	First Hartford Realty Corporation	Delaware
	Lead Tech, Inc.	Connecticut
	Parkade Center, Inc.	Texas
	Plainfield Parkade, Inc.	Connecticut
	Putnam Parkade, Inc.	Connecticut
	EH&N Construction Company	Delaware
	Dover Parkade LLC	Delaware
	DE 150	Delaware
	Brewery Parkade, Inc.	Rhode Island
	Cranston Parkade, LLC	Rhode Island
	Tri-City Plaza, Inc.	New Jersey
	Cranston Parkade, Inc.	Delaware

	Bangor Parkade, Inc.	Maine
	1150 Union Street Corp.	Massachusetts
	CP Associates, LLC	Rhode Island
	Trolley Barn Associates, LLC	Rhode Island
	Main Street NA Parkade, LLC	Connecticut
	Connolly & Partners, LLC	Massachusetts

(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

(14)	Power of Attorney.

Not Applicable.

(15)	Additional Exhibits.

(16)	Not Applicable

(17)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

(18)	Exhibit 31.1

(19)	Exhibit 31.2

(20)	Exhibit 32.1

(21)	Exhibit 32.2

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

Dated: August 12, 2005

FIRST HARTFORD CORPORATION
By: /s/ Neil H. Ellis
Neil H. Ellis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

August 12, 2005	/s/ Neil H. Ellis ____________________________ Neil H. Ellis Principal Executive Officer President and Director

August 12, 2005	/s/ Stuart I. Greenwald _______________________________ Stuart I. Greenwald Principal Financial Officer Principal Accounting Officer Secretary, Treasurer and Director

First Hartford Corporation and Subsidiaries
Schedule II
Valuation And Qualifying Accounts
For The Years Ended April 30, 2005, 2004 and 2003

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts - describe		Deductions Describe	Balance at year end

Year ended April 30, 2005:

Allowance for doubtful accounts receivable	$31,600	$-0-	$-0-	(a)	$30,000	$1,600

Allowance for deferred tax assets	1,350,000	-0-	-0-	(b)	550,000	800,000

Year ended April 30, 2004:

Allowance for doubtful accounts receivable	70,600	-0-	-0-	(a)	39,000	31,600

Allowance for deferred tax assets	2,400,000		-0-	(c)	1,050,000	1,350,000

Year ended April 30, 2003:

Allowance for doubtful accounts receivable	130	70,470	-0-		-0-	70,600

Allowance for deferred tax assets	2,400,000	-0-	-0-		-0-	2,400,000

(a)  Write off of specific accounts receivable.
(b)  Change in valuation due to improvement of prospects of future utilization of net operating loss carry forward.
(c)  Change in valuation due to utilization of net operating loss carry forward.

First Hartford Corporation and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
April 30, 2005

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period
Statement	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. In Latest Income Is Computed

Property Under Construction- Held for sale

Shopping Center, ME	$4,424,409	$-0-	$150,000	$ -0-	$150,000	$8,053,715	$8,203,715	$-0-

Developed Properties
Shopping Centers:
Connecticut	-0-	10,833,555	582,000	7,288,582	582,000	7,288,582	7,870,582	1,915,949	1990-1998	40 Years
Massachusetts	-0-	17,062,319	2,894,200	10,903,437	2,894,200	11,293,309	14,187,509	145,096	1981-2004	40 Years

College & Restaurant, RI	-0-	11,337,866	-0-	10,371,640	-0-	10,360,677	10,360,677	343,959	2004	40 Years

	$4,424,409	$39,233,740(1)	$3,626,200	$28,563,659	$3,626,200	$36,996,283	$40,622,483(2)	$2,405,004

(1)                 Does not include the mortgage on the building the Company's main office is in.

(2)                 Does not include approximately $1,152,000 of tenant improvements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
APRIL 30, 2005

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest

Putnam Parkade, CT	5.52%	2014	$31,867 Principal & Interest Monthly	None	$5,600,000	$5,570,055	-
North Adams North Adams, MA	Pre-conversion rate 100% net cash flow, post conversion 5.50%	2030	100 % of net cash flow	None	10,581,000	7,861,784	-
Plainfield Parkade, CT	5.875%	2030	$ 33,177 Principal & Interest Monthly	None	5,300,000	5,263,500	-
Union Street West Springfield, MA	5.52%	2014	$52,637 Principal & Interest Monthly	None	9,250,000	9,200,535	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	315,754	-
Gibbs College	30 Day Libor Plus 2% with a rate cap of 8%	2008	20 Yr. Amortization Starting 6/01/04 plus Variable Interest	None	11,700,000	11,337,866	-
						$39,549,494

Balance at April 30, 2002	$ 23,507,331
New Mortgage Loans	616,517
Principal Payments	(773,893)
Balance At April 2003	$ 23,349,955

New Mortgage Loans	12,650,000
Principal Payments	(460,960)
Principal Reductions	(14,485,542)
Balance at April 30, 2004	$ 21,053,453

New Mortgage Loans	28,011,784
Principal Payments	(665,350)
Principal Reductions	(8,850,393)
Balance at April 30, 2005	$39,549,494

To The Partners
Cranston/BVT Associates Limited Liability Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Cranston/BVT Associates Limited Liability Partnership as of December 31, 2004 and 2003, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materiel misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Liability Partnership as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Farmington, Connecticut
February 23, 2005

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Balance Sheets

December 31, 2004 and 2003

		Restated
	2004	2003
Assets

Current assets:
Cash	$115,669	$110,375
Cash - Lockbox	308,809	88,264
Accounts receivable	245,371	190,663
Prepaid expenses	60,289	58,999
Mortgage escrows	387,460	369,771

Total current assets	1,017,598	818,072

Property:
Land	6,530,822	6,530,822
Land improvements	3,804,003	3,804,003
Building	16,774,205	16,685,438
Tenant improvements	280,945	280,945
Vehicles	-	9,042

	27,389,975	27,310,250
Less: accumulated depreciation	2,061,971	1,434,447

	25,328,004	25,875,803
Other assets:
Mortgage origination fees, net of accumulated
amortization of $362,373 in 2004
and $212,425 in 2003	387,363	537,311
Replacement reserve escrow	91,781	52,194
Leasing commissions, net of accumulated
amortization of $78,923 in 2004
and $50,892 in 2003	299,158	314,869
Deferred rental payments	432,957	282,191

	1,211,259	1,186,565

	$27,556,861	$27,880,440

The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Balance Sheets

December 31, 2004 and 2003

		Restated
	2004	2003

Liabilities and Partners' Capital

Current liabilities:
Accounts payable	$55,035	$45,617
Accrued liabilities	298,483	285,231
Prepaid rents	247,507	105,788
Tenant security deposits	44,564	42,364
Current portion of long-term debt	287,795	264,204

Total current liabilities	933,384	743,204

Long-term liability:
Mortgage payable, net of current portion	24,468,183	24,755,978

Partners' capital	2,155,294	2,381,258

	$27,556,861	$27,880,440

The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Statements of Income

For The Years Ended December 31, 2004 and 2003

		Restated
	2004	2003

Revenues:
Rental income	$4,677,425	$4,586,803
Interest income	7,474	18,357
Other income	568	6,428

Total revenues	4,685,467	4,611,588

Operating expenses:
Management fees	181,786	195,069
On-site manager	50,016	55,927
Professional fees	12,481	73,754
Bad debt expense	-	(117,372)
Signage	3,400	8,176
Outside labor	54,495	38,736
Miscellaneous administrative	38,112	38,747
Utilities	89,049	63,690
Security	91,870	98,308
Ground maintenance	80,393	57,270
Snow removal	33,966	42,712
Repairs and maintenance	51,969	25,540
Taxes and insurance	674,009	687,904
Interest expense	1,707,296	1,720,193
Depreciation and amortization	808,368	807,669
Loss on disposal of asset	4,676	-

Total operating expenses	3,881,886	3,796,323

Net income	$803,581	$815,265

The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED LIABILITY PARTNERSHIP

Statement of Partners' Capital

For The Year Ended December 31, 2004

	CP/BVT,	BVT Capital	Cranston
	Inc.	Partners XXII	Parkade, LLC	Total

Partners' capital, December 31, 2002,
(as restated)	$96,644	$2,381,504	$2,381,505	$4,859,653

Net income from operations (as restated)	16,306	399,480	399,479	815,265

Distributions	(1,336)	(1,646,162)	(1,646,162)	(3,293,660)

Partners' capital, December 31, 2003,
(as restated)	111,614	1,134,822	1,134,822	2,381,258

Net income from operations	16,072	393,754	393,755	803,581

Distributions	(4,545)	(512,500)	(512,500)	(1,029,545)

Partners' capital, December 31, 2004	$123,141	$1,016,076	$1,016,077	$2,155,294

The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Statements of Cash Flows

For The Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$803,581	$815,265
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	630,389	630,377
Amortization	177,979	177,292
Loss on disposal of property	4,677	-
Allowance for doubtful accounts	-	(121,094)
Building basis adjustment	-	215,941
(Increase) decrease in:
Accounts receivable	(54,708)	228,791
Prepaid expense	(1,290)	(24,364)
Deferred commissions	(12,320)	(17,028)
Net deposits to replacement reserve	(39,587)	(5,838)
Net deposit to mortgage reserves	(17,689)	(63,645)
Deferred rental payments	(150,766)	(147,383)
Increase (decrease) in:
Accounts payable	9,418	(28,584)
Accrued liabilities	13,252	22,547
Security deposits	2,200	(6,400)
Prepaid Rent	141,719	(31,378)

Net cash provided by operating activities	1,506,855	1,644,499

Cash flows from investing activities:
Net withdrawal from K-Mart reserve	-	1,661,114
Capital expenditures	(88,767)	(9,042)
Proceeds from disposal of property	1,500	-

Net cash provided by (used in) investing activities	(87,267)	1,652,072

Cash flows from financing activities:
Decrease in due from affiliate	-	896,311
Cash paid on long-term debt	(264,204)	(251,381)
Partner distributions	(1,029,545)	(4,145,410)

Net cash used in financing activities	(1,293,749)	(3,501,480)

Net increase (decrease) in cash and cash equivalents	125,839	(204,909)

Cash and cash equivalents, beginning of year	198,639	403,548

Cash and cash equivalents, end of year	$324,478	$198,639

The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED LIABILITY PARTNERSHIP

Notes To The Financial Statements

For The Years Ended December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies:

Nature of Business

Cranston/BVT Associates, LLP was formed on September 29, 2000, under the laws of the Rhode Island Revised Uniform Partnership Act and has elected to be a Limited Liability Partnership. As an LLP, the partners' liability is limited to their investment in the Partnership plus any obligations they may have personally guaranteed. The Partnership was formed to acquire an interest in real property located in Cranston, Rhode Island, and to construct and operate thereon a retail commercial shopping center.

Off Balance Sheet Risk

During the period covered by these financial statements, the Partnership had amounts in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate greatly during the year and can exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes or credits on the operations of the Partnership are payable by or accrue to the benefit of the partners and, accordingly, are not reflected in the financial statements. Income or loss of the Partnership is allocated on a pro-rata basis to each partner as defined by the Partnership agreement.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within ninety days. Interest paid was $1,708,831 and $1,721,654 in 2004 and 2003, respectively.

There were no noncash transactions during 2004. Noncash transactions during 2003 included reimbursement through the intercompany for the construction contract, which resulted in a basis reduction for the building in the amount of $215,941.

CRANSTON/BVT ASSOCIATES LIMITED LIABILITY PARTNERSHIP

Notes To The Financial Statements

For The Years Ended December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies: (Continued)

Leasing Commissions

Leasing commissions in the amount of $378,081 are amortized on the straight-line basis over the life of the related lease. Amortization expense for the years ended December 31, 2004 and 2003 was $28,031 and $27,345, respectively. Amortization expense for the next five years is as follows:

2005	$29,782
2006	29,117
2007	25,055
2008	24,017
2009	23,498

Mortgage Origination Fees

Financing fees in the amount of $749,736 represent legal fees relating to the acquisition of the permanent financing. The fees are being amortized on the straight-line basis over the life of the related loans.

Amortization expense for the years ended December 31, 2004 and 2003 was $149,948 and $149,947, respectively. Amortization expense for the next three years is as follows:

2005	$149,947
2006	149,947
2007	87,469

Property

Fixed assets are stated at cost. Depreciation of fixed assets is provided using the straight-line method for financial reporting purposes at rates based on the following useful life of 7-40 years. The building basis adjustment resulted from a renegotiated cost of the building.

Prepaid rents

Prepaid rents consists of amounts collected from tenants in advance for rent, real estate taxes, and insurance.

Note 2 - Income Taxes:

Income or loss of the Partnership is allocated 49% to each of the limited partners and 2% to the general partner.

CRANSTON/BVT ASSOCIATES LIMITED LIABILITY PARTNERSHIP

Notes To The Financial Statements

For The Years Ended December 31, 2004 and 2003

Note 3 - Long-Term Debt:

The Partnership entered into a financing agreement with Bear Sterns whereby the Partnership received a mortgage of $25,350,000 secured by the property of the Partnership. The loan is payable in monthly installments of $164,420 including interest at 6.75%. The outstanding principal and accrued interest is due and payable August 2007.

Annual principal payments for the next three years are as follows:

December 31,

2005	$287,795
2006	308,121
2007	24,160,062

Interest expense for the years ended December 31, 2004 and 2003 was $1,707,296 and $1,720,193, respectively.

Note 4 - Related Party Transactions:

The Partnership entered into a property management agreement with Paolino Management, LLC (related to a partner of the Partnership). The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions which will continue until cancelled by either party. Management fee expense was $181,786 and $195,069 at December 31, 2004 and 2003, respectively.

Note 5 - Leases:

The Partnership is the lessor of commercial property under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Partnership in monthly installments and the payments escalate by varying amounts annually. The Partnership records rent on a straight-line basis over the life of the leases. Amounts recorded in excess of amounts received are charged to deferred rent and totaled $150,766 and $147,383 at December 31, 2004 and 2003, respectively.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2004, for each of the next five years are as follows:

December 31,
2005	$3,520,183
2006	3,512,368
2007	3,281,025
2008	3,271,108
2009	3,242,371

CRANSTON/BVT ASSOCIATES LIMITED LIABILITY PARTNERSHIP

Notes To The Financial Statements

For The Years Ended December 31, 2004 and 2003

Note 6 - Concentrations:

Two major tenants (Kmart and Stop and Shop) provide over 62% of total rental income.

Note 7 - Operating Lease:

The Partnership has entered into an operating lease for equipment expiring April 2007. Rent expense for 2004 and 2003 totaled $11,483 per annum.

The aggregate future minimum rentals are as follows:

December 31,
2005	$11,483
2006	11,483
2007	4,785

Note 8 - Prior Period Adjustments:

The financial statements for 2003 were adjusted to record additional straight-line rent in the amount of $282,191. The net effect was an increase in beginning retained earnings of $134,808 and an increase in net income for 2003 of $147,383. In addition, certain data have been reclassified to conform with the 2004 presentation.

To The Members
Dover Parkade, LLC

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of  Dover Parkade, LLC as of April 30, 2005, and the related statements of income, members' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Private Companies Accounting Oversight Board (United States of America).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materiel misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade, LLC as of April 30, 2005, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Farmington, Connecticut
July 20, 2005

DOVER PARKADE, LLC

Balance Sheet April 30, 2005

Assets
Current assets:
Cash	$159,410
Accounts receivable	49,264
Prepaid expenses	65,074

Total current assets	273,748

Property and equipment:
Land	3,154,000
Building	10,994,066
Less: accumulated depreciation	(1,195,536)
12,952,530

Other assets:
Escrows	76,404
Deferred tenant improvements, net of
amortization of $49,541	43,249
Deferred leasing commissions, net of`
amortization of 121,930	192,831
Deferred financing fees, net of
amortization of $90,544	198,453
Accounts receivable - other	112,286
Deposits	410,000
Tenant deposits	37,092
1,070,315
$14,296,593

DOVER PARKADE, LLC

Balance Sheet

April 30, 2005

Liabilities and Members' Deficit
Current liabilities:
Accounts payable	$24,521
Accrued mortgage interest	92,368
Accrued management fee	8,334
Deferred income	28,328
Prepaid rents and deferred income	18,803
Security deposits	36,263
Loan payable	350,000
Mortgage payable - current	196,942

Total current liabilities	755,559
Other liability:
Mortgage payable - net of current portion	15,091,594

Members' deficit	(1,550,560)

$14,296,593

The accompanying notes are an integral part of the financial statements

DOVER PARKADE, LLC

Statement of Income

For The Year Ended April 30, 2005

Income:
Rental income	$2,467,442
Interest income	496

2,467,938

Expenses:
Mortgage interest	1,129,503
Taxes and insurance	326,054
Depreciation	282,351
Amortization	66,275
Management fee	92,702
Repairs and maintenance	19,923
Grounds maintenance	60,027
Snow removal	36,223
Electricity	25,350
Water	6,428
Security	6,264
Professional fees	14,639
Rubbish removal	12,488
Advertising	2,423
Gas	1,371
Administrative expenses	50

2,082,071

Net income	385,867

The accompanying notes are an integral part of the financial statements

DOVER PARKADE, LLC

Statement of Member's Deficit

For The Year Ended April 30, 2005

	Sixth	New First Hartford	Total
	Venture	Realty Corp

Members' deficit, April 30, 2004	$(762,703)	$(762,702)	$(1,525,405)

Net income from operations	192,934	192,933	385,867

Distributions	(205,511)	(205,511)	(411,022)

Members' deficit, April 30, 2005	$(775,280)	$(775,280)	$(1,550,560)

The accompanying notes are an integral part of the financial statements

DOVER PARKADE, LLC

Statement of Cash Flows

For The Year Ended April 30, 2005

Cash flows from operating activities
Net income	$385,867
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	348,626
(Increase) decrease in:
Accounts receivable	(154,771)
Prepaid expense	(4,872)
Escrows	(5,482)
Increase (decrease) in:
Accounts payable	302,574
Accrued mortgage interest	(985)
Accrued management fee	8,334
Prepaid rents	(94,204)
Deferred income	1,952
Deposits	(446,992)

Net cash provided by operating activities	340,047

Cash flows used in investing activities:
Financing fees	(30,300)

Cash flows from financing activities:
Cash paid on mortgage	(162,918)
Proceeds from issuance of short-term debt	50,000
Distributions paid	(411,022)

Net cash used in financing activities	(523,940)

Net decrease in cash and cash equivalents	(214,193)

Cash and cash equivalents, beginning	373,603

Cash and cash equivalents, ending	$159,410

The accompanying notes are an integral part of the financial statements

DOVER PARKADE, LLC

Notes To The Financial Statements

For The Year Ended April 30, 2005

Note 1 - Summary of Significant Accounting Policies:

Nature of Business

Dover Parkade, LLC was formed on May 6, 1 9 9 9 , under the laws of the State of New Jersey and has elected to be a Limited Liability Company. As an LLC, the members' liability is limited to their investment in the Company plus any obligations they may have personally guaranteed. The Company was formed to acquire an interest in real property located in Dover, New Jersey, and to construct and operate thereon a retail commercial shopping center.

Revenge Recognition

Rental revenue is comprised of base rent on a straight line basis, reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. There are no contingent rents.

Off Balance Sheet Risk

During the period covered by these financial statements, the Company had amounts in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate greatly during the year and can exceed this $100,000 limit. Management regularly monitors the financial institution, together with its cash balances, and tries to keep this potential risk to a minimum.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes or credits on the operations of the Company are payable by or accrue to the benefit of the members and, accordingly, are not reflected in the financial statements. Income or loss of the Company is allocated on a pro-rata basis to each member as defined by the Limited Liability Company agreement

Statement of Cash Flows

For purposes of the statement of cash f l o w s , cash and cash equivalents include cash on hand and short-term investments maturing within ninety days. Interest paid was $1,130,488.

DOVER PARKADE,LLC

Notes To The Financial Statements

For The Year Ended April 30, 2005

Note 1 - Summary of Significant Accounting Policies:

(Continued)

Leasing Commissions

Leasing commissions in the amount of $314,761 are amortized on the straight-line basis over the life of the related lease. Amortization expense for the year was $29,366. Amortization expense for the next five years is as follows:

2006	$27,430
2007	26,463
2008	26,347
2009	26,115
2010	26,115

Financing Fees and Mortgage Origination Fees

Financing fees in the amount of $288,997 represent fees relating to the acquisition of the permanent financing. Included in this amount are $30,300 of application fees, not yet amortized, relating to the refinancing of the mortgage in June 2005. The financing fees are being amortized on the straight-line basis over the life of the loan of ten years.

Amortization expense for the year was $25,869. Amortization expense for the next five years is $25,869.

Tenant Improvements

Tenant improvements in the amount of $92,790 are amortized on the straight-line basis over the life of the related lease. Amortization expense for the year was $11,040. Amortization expense for the next five years is as follows:

2006	$9,574
2007	8,840
2008	8,106
2009	6,636
2010	6,636

Property

Fixed assets are stated at cost. Depreciation of fixed assets is provided using the straight-line method for financial reporting purposes at rates based on the useful life of 25-40 years.

Note 2 - Income Taxes;

Income or loss of the Company is allocated 50% to each of the members.

DOVER PARKADE, LLC

Notes To The Financial Statements

For The Year Ended April 30, 2005

Note 3 - Mortgage Payable:

The mortgage is payable in monthly installments of $107,784 including interest at 7,25% amortized over 30 years. The outstanding principal and accrued interest is due and payable November 1, 2011.

On June 7, 2005, the Company refinanced the mortgage. The refinancing, handled by Bear Stearns, defeased a mortgage of $15,260,000 and had a cost of defeasance of $2,913,000. The mortgage would have matured November 1, 2011 and had a 7.25% interest rate.

The new mortgage, in the amount of $20,500,000, is payable in monthly installments of $114,577 including interest at 5.358% amortized over thirty years. The outstanding principal and accrued interest is due and payable July 1, 2015.

Annual principal payments for the next five years are as follows:

2006	$267,130
2007	296,439
2008	312,612
2009	329,780
2010	347,890

Note 4 - Related Party Transactions:

The Company entered into a property management agreement with Paramount Realty (related to a member of the Company), The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions which will continue until cancelled by either party.

A loan payable in the amount of $350,000 is due to the owner of a member. This loan is non-interest bearing, and has no specific repayment terms.

Note 5 - Leases:

The Company is the lessor of commercial property under operating leases ranging from five to twenty-five years with various renewal options. Minimum future rentals to be received on non-cancelable leases for each of the next five years are as follows:

April 30,
2006	$1,884,500
2007	1,924,992
2008	1,931,180
2009	1,946,428
2010	1,952,184

Note 6 - Concentrations:

One major tenant (Stop and Shop) provides over 53$ of total rental income under a lease that expires June 30, 2026.

     DOVER PARKADE, LLC

Notes To The Financial Statements

For The Year Ended April 30, 2005

Note 7 - Deposits:

A deposit in the amount of $410,000 is for the commitment fee on the refinancing of the mortgage. The deposit will be returned in full at the closing in June 2005.