Form 10-Q
period 2005-07-31
FIRST HARTFORD CORP
filed 2005-09-14
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to __________________________________________

Commission File Number: ______________________________________________________________________________________

First Hartford Corporation
(Exact name of registrant as specified in its charter)

Maine	01-0185800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1270 149 Colonial Road Manchester, CT	06045-1270
(Address of principal executive offices)	(Zip Code)

860-646-6555
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X Yes   ⁪ No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
⁪Yes   X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
⁪Yes   ⁪ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
⁪Yes   ⁪ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,083,171 as of September 9, 2005

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2005	April 30, 2005
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$33,574,457	$33,574,457
Equipment and leasehold improvements	295,441	268,088
	33,869,898	33,842,545

Less: accumulated depreciation and amoritization	2,788,543	2,575,420
	31,081,355	31,267,125

Property under construction held for sale	11,750,242	8,203,715

	42,831,597	39,470,840

Cash	833,214	2,367,434

Accounts and notes receivable, less allowance for doubtful accounts
of $1,600.	523,664	509,022

Deposits, escrows, prepaid and deferred expenses	3,473,037	3,659,911

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	329,109	259,675

Deferred tax assets, net of valuation allowance of $800,000	2,330,000	1,700,000

	$ 50,330,286	$ 47,976,547

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	July 31, 2005	April 30, 2005
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$5,863,975	$4,424,409
Mortgage payable	39,477,256	39,549,494
Notes payable - other	499,040	2,082,130
	45,840,271	46,056,033

Accounts payable	2,444,655	1,170,949
Accrued liabilities	406,075	687,394
Accrued cost of derivatives	365,718	0
Deferred income	121,778	123,402
Other liabilities	4,403,699	1,449,020
Due to related parties and affiliates	86,383	83,954
	53,718,579	49,570,752

Minority interest	(333,869)	(283,869)

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000 shares; issued and outstanding - None.	-	-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(9,352,058)	(7,617,590)
Unearned stock compensation	(88,021)	(128,646)
	(1,085,359)	608,484
Less: Treasury stock, at cost, 215,438 and 215,368 shares at July 31, 2005
and at April 30, 2005 respectively	1,919,065	1,918,820
	(3,004,424)	(1,310,336)
	$50,330,286	$47,976,547

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	July 31, 2005	July 31, 2004
Revenues:
Sale of real estate	$0	$128,500
Construction	0	97,889
Rental income	1,464,390	1,080,894
Management fee income	17,587	12,367
Gain on derivatives	0	29,059
Other	201,754	28,514
Equity in earnings of affiliates	106,184	111,107
	1,789,915	1,488,330
Cost and Expenses:
Cost of sales, real estate	0	15,304
Construction	28,490	6,745
Operating	618,554	351,935
Interest	477,799	330,772
Loss on derivatives	365,718	0
Depreciation and amortization	267,313	202,207
General and administrative	522,701	424,674
Property taxes	229,001	157,056
Loss on early retirement of debt	1,639,081	0
	4,148,657	1,488,693

Loss before Income Taxes	(2,358,742)	(363)
Provision for (Benefit From) Income Taxes:
Current	5,725	4,995
Deferred	(630,000)	0
	(624,275)	4,995

Loss before minority interest	(1,734,467)	(5,358)

Minority interest in income of consolidated joint ventures	0	(86,690)

Net loss	(1,734,467)	(92,048)

Other Comprehensive Income (Loss), net of Tax	0	(21,805)

Comprehensive Loss	($1,734,467)	($113,853)

Net Loss per Share	($0.56)	($0.03)

Weighted Average Number of Shares Outstanding	3,083,171	3,089,985

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2005	July 31, 2004

Cash flows from operating activities:

Net loss	($1,734,467)	($92,048)

Adjustments to reconcile net loss
to net cash provided by operating activities:
Equity in earnings of affiliates	(106,184)	(111,107)
Minority interest in income of consolidated joint ventures	0	86,690
Loss from early retirement of debt	1,639,081	0
Depreciation	213,123	166,585
Amortization	54,190	35,622
Deferred income taxes	(630,000)	0
Loss (Gain) on derivatives	365,718	(29,059)
Amortization of unearned stock compensation	40,625	40,625

(Increase) decrease in:
Accounts and notes receivables, net	(14,642)	438,488
Deposits, escrows, prepaid and deferred expenses	31,184	556,691

Increase (decrease) in:
Accrued liabilities	(281,319)	144,981
Other liabilities	1,523,281	88,434
Deferred income	(1,624)	119,291
Accounts payable	1,273,706	(826,722)
Distributions from (investment in) affiliates, net	0	(66,858)

Net cash provided by operating activities	2,372,672	551,613

Cash flows from investing activities:
Proceeds from sale of marketable securities	0	191,201

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
Purchase of equipment and leasehold improvements	(27,353)	(32,952)
Additions to developed properties and properties under
construction	(3,546,527)	(1,882,355)

Net cash used in investing activities	(3,573,880)	(1,724,106)

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(50,000)	(70,250)
Purchase of treasury stock	(245)	0

Proceeds from:
Construction loan payable	1,439,566	1,308,438
Advances from related parties and affiliated partnerships, net	0	87,847

Principal payments on:
Mortgage payable	(72,238)	(213,475)
Notes payable	(1,583,090)	(64,269)
Advances to related parties and affiliated partnerships, net	(67,005)	0

Net cash (used in) provided by financing activities	(333,012)	1,048,291

Net decrease in cash	(1,534,220)	(124,202)

Cash, beginning of period	2,367,434	1,500,030

Cash, end of period	$833,214	$1,375,828

 The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Hartford Corporation, its wholly owned subsidiaries and other controlled subsidiaries (collectively referred to as the "Company").  The Company records minority interest for the non-owned portions of consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale).

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2005.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Developed Properties, Equipment and Leasehold Improvements

Developed properties, equipment and leasehold improvements are recorded at the lower of cost or net realizable value.

Depreciation and amoritization is provided using the straight-line method for financial reporting purposes based on the following estimated useful lives:

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

Investment In Affiliated Partnerships

Investments in entities in which the Company has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investments.  Investments in entities in which the Company has a 20-50% interest are carried at cost and are subsequently adjusted for the Company's proportionate share of their undistributed earnings or losses, and any distributions (Equity Method).

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies (continued):

            Investment In Affiliated Partnerships (continued)

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Cranston Shopping Center Total	Dover Shopping Center Total
Three month ended July 31, 2005
Revenues	$1,176,007	$ 601,886
Operating expenses	1,020,872	512,864
Loss on early retirement of debt	-0-	3,075,163
Net Profit (Loss)	$ 155,135	$(2,986,141)

Three months ended July 31, 2004
Revenues	$1,041,948	$ 611,123
Operating expenses	907,772	508,709
Net Profit	$ 134,176	$ 102,414

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

As reported on Form 10-K for the year ended April 30, 2005, both of these partnerships have losses resulting from recent refinancings.  The partnership owning the Dover Township, NJ shopping center reports on an April 30 year-end.  As a result, the Company is expensing $1,537,581 as a loss on early retirement of debt, which represents its share of the loss from the June 7, 2005 refinancing.  The partnership owning the shopping center in Cranston, RI reports on a calendar year and is not adjusted to the Company's April 30 year end, therefore, the April 30, 2005 transaction will not affect earnings until our second quarter ending October 31, 2005.  The Company will expense 50% of the loss from the early retirement of debt, the Company's share of which comes to approximately $1,047,000.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions.  If the carrying value is less than zero, the amount is carried in other liabilities.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  The Company limits its exposure with the use of derivatives.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's related debt.  In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", interest rate swaps which have not been designated as a hedge must be recognized as an asset or liability and adjusted to fair value through income in the current period.

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by signing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, but due April 1, 2008.  The new rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies (continued):

            Fair Value of Derivative Instruments (continued):

The fair market value at July 31, 2005 is approximately $365,000 and is recorded as a liability and an expense in the current period.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented, and properties intended to be sold to be designated as "held for sale" on the consolidated balance sheets.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies (continued):

Income Taxes

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by the changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

As of July 31, 2005, the Company has concluded that it is more likely than not that the Company will realize $2,330,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax benefit of $630,000 for the three months ended July 31, 2005.

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the three month periods ended July 31, 2005 and 2004. Due to the Company's net loss, the effect of common stock equivalents are anti-dilutive and therefore have not been considered in the calculation of loss per common share.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment".  SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period.

In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005,.  The Company will be required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2007.  The Company is evaluating the impact of the adoption of SFAS No. 123 (revised 2004) on the Company's financial position and results of operations.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB No. 143)". This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. Interpretation No. 47 is not expected to have a material impact on the Company's financial position and results of operations.

Item 2.            FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's financial position and results of operations.  This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

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

The significant accounting policy used in the preparation of the consolidated financial statements are described in Note 1 to the consolidated financial statements for the periods ended July 31, 2005 and 2004.  Certain significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on the consolidated financial statements.

Results of Operations

The three months ended July 31, 2005 resulted in a loss of $1,734,467 compared to a loss of $92,048 for the three months ended July 31, 2004.  Most of the current loss was a result of debt refinancings, not operations.  The loss from refinancings is summarized as follows:

Loss from early retirement of debt (non consolidated affiliate)	$1,537,581
Loss on derivatives (consolidated affiliate)	365,718
Loss from early retirement of debt (consolidated affiliate)	101,500
$2,004,799
Less deferred income tax on above	630,000
$1,374,799

Other than from the above financing, the loss from operations is $359,668.

Rental income has increased approximately$383,000 from July 31, 2004, mainly from additional stores being finished from the West Springfield shopping center.  The addition of occupied stores in the North Adams shopping center also increased the totals.  Additional cost for real estate taxes, insurance and common area charges billed to tenants result in increased revenue.

Item 2.            FIRST HARTFORD CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS (continued)

Other income includes the first fee for service from CVS Pharmacy ($175,000).  The Company anticipates the completion of four additional deals in the second quarter.

Cost and Expenses include approximately $83,000 in fees and bonuses to generate the fee income.  Our joint venture into multi-family housing has not generated any income, but we expensed approximately $90,000 in the current quarter.  Property expenses as noted above plus the addition of new employees as well as salary increases and related costs, account for the balance of the incurred cost.

Capital Resources and Liquidity

With the exception of approximately 25,000 square feet of unleased space, the Company expects to complete construction of its shopping center in Bangor, Maine in the current calendar year.  At that time, the property will be sold.  We expect to recoup our investment of approximately $3,500,000 plus a yet to be determined profit.

The Company does not have any liquidity problems at this time, we have an undrawn upon credit line and have recently paid off the Pension Benefit Guaranty Corporation ($670,000 2 1/2 years before it was due). The Company does not anticipate any cash flow problems for the foreseeable future.  Capital resources are easily available but our construction lender still requires the personal guarantee of the President of the Company.  We hope to eliminate this in the future.

The following schedule outlines our long-term obligations as of July 31, 2005.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$39,967,256	$ 453,693	$1,389,843	$1,571,666	$36,552,054
Operating Lease (1)	60,000	60,000
Short-Term Debt	5,873,015	5,873,015
Purchase Obligation (2)	7,395,879	7,395,879	__________	__________	__________
Total	$53,296,150	$13,782,587	$1,389,843	$1,571,666	$36,552,054

  Shopping center in Bangor, Maine to be built on property leased until January 31, 2104.  Only payments prior to December 31, 2005 are on this schedule.  Thereafter, the annual rent is $400,000 with a .075% increase every 5 years.

  The entire amount of purchase obligations is for the Bangor project.

Although wary of rising interest rates, the possibilities of problems with major tenants, and major construction cost overruns, we feel our liquidity and capital resources are adequate to meet our needs.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by signing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, but due April 1, 2008.  The new rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", interest rate swaps which have not been designated as a hedge must be recognized as an asset or liability and adjusted to fair value through income in the current period.

The fair market value at July 31, 2005 is approximately $365,000 and is recorded as a liability and an expense in the current period.

Item 4.                        CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2005, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based upon that evaluation our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.  There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On January 29, 2004, a shareholder filed a Form 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company's shares.  That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts.  By Complaint dated February 27, 2004, Mr. Kaplan filed suit against First Hartford Corporation (the "Company") as Civil Action No. 04 10402 NMG in the United States District Court for the District of Massachusetts.  The Company was served with the complaint on March 2, 2004.  The complaint alleges that the proxy solicitation materials issued by the Company as a prelude to its annual meeting on January 22, 2004, were false and/or misleading in certain respects and also omitted certain material information.  As a result thereof, the plaintiff seeks to void the shareholder votes taken at the January 22, 2004 shareholder meeting of the Company and have a new vote ordered based upon revised proxy material which would be required to be issued by the Company.  The shareholder votes taken at the annual meeting were to re-elect the Board of Directors, which had been serving the Company, and to approve the Employee Stock Option Plan.

Additionally, on February 27, 2005, Mr. Kaplan filed another suit against the Company in the same court styled as Civil Action No.  05 10320 NMG (United States District Court for the District of Massachusetts) making essentially the same claims as the first suit with regard to the Company's 2005 annual meeting.  The shareholder vote for the February 24, 2005 meeting was to re-elect the Board of Directors, which had been serving the Company and a proposal brought forth by Mr. Kaplan to require the Company to have 80% independent directors.    The proposal was defeated 1,860,706 to 662,672.

On July 12, 2005 the District Court Judge approved a request by the Company to consolidate the cases.

The Company believes strongly that information in its proxy materials was neither false nor misleading and that the lawsuit is without merit.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                Not Applicable.

(b)                Not Applicable.

(c)                Not Applicable.

Item 3.            DEFAULTS UPON SENIOR SECURITIES

(a)                Not Applicable.

(b)                Not Applicable.  The Company has not declared any dividends.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION (continued)

Item 4.                        SUBMISSION OF MATTERS TO VOTE A OF SECURITY HOLDERS

(a)                Not Applicable.

(b)                Not Applicable.

(c)                Not Applicable

(d)                Not Applicable

Item 5.                        OTHER INFORMATION

Item 6.                        EXHIBITS

                        a)         Exhibits:

Exhibit 31.1    Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

Exhibit 31.2     Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

Exhibit 32.1       Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2       Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation (Registrant)

September 14, 2005 ______________________________ Date	/s/ Neil H. Ellis ______________________________ Neil H. Ellis - President and Chief Executive Officer
September 14, 2005 ______________________________ Date	/s/ Stuart I. Greenwald ______________________________ Stuart I. Greenwald - Treasurer and Chief Financial Officer

