Form 10-Q
period 2005-10-31
FIRST HARTFORD CORP
filed 2005-12-19
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

  FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:

First Hartford Corporation
(Exact name of registrant as specified in its charter)
Maine	01-0185800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1270 149 Colonial Road Manchester, CT	06045-1270
(Address of principal executive offices)	(Zip Code)
860-646-6555
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	☐Yes	X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐Yes	X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.	☐Yes	☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,046,279 as of December 9, 2005

FIRST HARTFORD CORPORATION AND SUBSIDARIES

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2005	April 30, 2005
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$33,574,457	$33,574,457
Equipment and leasehold improvements	314,507	268,088
	33,888,964	33,842,545

Less: accumulated depreciation and amortization	3,046,449	2,575,420
	30,842,515	31,267,125

Property under construction held for sale	15,419,065	8,203,715
	46,261,580	39,470,840

Cash	5,015,592	2,367,434

Investment in marketable securities	15,500	0

Accounts and notes receivable, less allowance for doubtful accounts
of $1,600	680,871	509,022

Deposits, escrows, prepaid and deferred expenses	3,494,942	3,659,911

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	351,109	259,675

Deferred tax assets, net of valuation allowance of $800,000	2,730,000	1,700,000

	$58,559,259	$47,976,547

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	October 31, 2005	April 30, 2005
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$15,335,166	$4,424,409
Mortgage payable	39,405,578	39,549,494
Notes payable - other	0	2,082,130
	54,740,744	46,056,033

Accounts payable	1,446,488	1,170,949
Accrued liabilities	401,119	687,394
Accrued cost of derivatives	75,459	0
Deferred income	204,280	123,402
Other liabilities	5,631,930	1,449,020
Due to related parties and affiliates	84,865	83,954
	62,584,885	49,570,752

Minority interest	(309,630)	(283,869)

Commitments and contingencies

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000 shares; issued and outstanding - None.	-	-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(10,010,918)	(7,617,590)
Unearned stock compensation	(47,396)	(128,646)
	(1,703,594)	608,484

Less: Treasury stock, at cost, 252,330 and 215,368 shares at October 31, 2005 and April 30, 2005, respectively.
	2,012,402	1,918,820
	(3,715,996)	(1,310,336)
	$58,559,259	$47,976,547

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Revenues:
Sale of real estate	$ 0	$ 0	$ 0	$ 128,500
Construction	0	29,958	0	127,847
Rental income	1,407,832	1,174,741	2,872,222	2,255,635
Management fee income	13,403	11,532	30,990	23,899
Gain on derivatives	290,259	0	0	29,059
Other	21,928	8,213	66,754	36,727
Equity in earnings of affiliates	0	84,514	0	195,621
Developer fee income	510,000	0	685,000	0
	2,243,422	1,308,958	3,654,966	2,797,288
Costs and Expenses:
Cost of sales, real estate	0	0	0	15,304
Construction	6,289	24,194	34,779	30,939
Operating	736,484	425,395	1,355,038	777,330
Interest	489,233	365,111	967,032	695,883
Loss on derivatives	0	0	75,459	0
Depreciation and amortization	313,111	205,999	580,424	408,206
General and administrative	556,385	262,576	1,079,086	687,250
Property taxes	199,184	180,666	428,185	337,722
Equity in losses of affiliates	875,857	0	2,426,826	0
Loss on early retirement of debt	101,500	0	101,500	0
	3,278,043	1,463,941	7,048,329	2,952,634

Loss before income taxes	(1,034,621)	(154,983)	(3,393,363)	(155,346)

Provision for (Benefit From) Income Taxes:
Current	0	4,000	5,725	8,995
Deferred	(400,000)	0	(1,030,000)	0
	(400,000)	4,000	(1,024,275)	8,995

Loss before minority interest	(634,621)	(158,983)	(2,369,088)	(164,341)

Minority interest in income of consolidated joint ventures	(24,240)	(74,381)	(24,240)	(161,071)
Net loss	(658,861)	(233,364)	(2,393,328)	(325,412)

Other Comprehensive Loss, net of taxes	0	0	0	(21,805)

Comprehensive Loss	$(658,861)	$(233,364)	$(2,393,328)	$(347,217)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited- continued)

Net loss per share	$ (0.21)	$ (0.08)	$ (0.78)	$ (0.11)

Weighted average number of shares outstanding	3,067,532	3,089,985	3,075,308	3,089,648

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	October 31, 2005	October 31, 2004
Cash flows from operating activities:
Net loss	$(2,393,328)	$(325,412)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in losses (earnings) of affiliates	2,426,826	(195,621)
Minority interest in income of consolidated joint ventures	24,240	161,071
Loss on early retirement of debt	101,500	0
Depreciation	471,029	325,427
Amortization	109,395	82,779
Deferred income taxes	(1,030,000)	0
Amortization of unearned stock compensation	81,250	81,250
(Gain) loss on derivatives	75,459	(179,059)

(Increase) decrease in:
Accounts and notes receivables, net	(171,849)	574,333
Deposits, escrows, prepaid and deferred expenses	(45,926)	(732,461)

Increase (decrease) in:
Accrued liabilities	(286,275)	(234,179)
Other liabilities	0	209,775
Deferred income	80,878	159,647
Accounts payable	275,539	(449,145)
Distributions from (investment in) affiliates, net	1,756,083	(114,591)

Net cash provided by (used in) operating activities	1,474,821	(636,186)

Cash flows from investing activities:
(Investment in) provided from sale of marketable securities	(15,500)	118,162
Purchase of equipment and leasehold improvements	(46,419)	(40,508)
Additions to developed properties and properties under construction	(7,215,350)	(4,136,150)

Net cash used in investing activities	(7,277,269)	(4,058,496)

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(50,000)	(250,250)
Purchase of treasury stock	(93,582)	(834)
Proceeds from:
Construction loan payable	10,910,757	2,342,024
Mortgage payable	0	14,850,000
Advances from related parties and affiliated partnerships, net	0	291,135

Principal payments on:
Construction loan payable	0	(7,905,500)
Mortgage payable	(143,916)	(5,500,490)
Notes payable	(2,082,130)	(141,988)
Advances to related parties and affiliated partnerships, net	(90,523)	0

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(continued)

Net cash provided by financing activities	8,450,606	3,684,097

Net increase (decrease) in cash	2,648,158	(1,010,585)

Cash, beginning of period	2,367,434	1,500,030

Cash, end of period	$5,015,592	$489,445

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2005.

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

Depreciation and amortization is provided using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Description	Years

Developed properties	15 - 40

Equipment and leasehold improvements	3 - 10

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.         Summary of Significant Accounting Policies (continued):

Developed Properties, Equipment and Leasehold Improvements (continued)

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, and equipment and leasehold improvements, are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Properties Under Construction

Expenditures directly related to real estate under consideration for development, are capitalized and are carried at cost in the consolidated condensed balance sheets.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  These costs are amortized over the life of the lease.

Deferred Expenses

Leasing commissions and financing costs (included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated condensed balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.

Revenue Recognition

Construction Revenue - The Company is primarily involved in development of properties for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known. A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

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

Developer Fee Income - The Company obtains fees from certain third parties for assisting them in identifying and developing sites for facilities.  Income from these transactions is recognized when all stipulations of the underlying agreement between the parties have been met or performed by the Company.

Investment In Affiliated Partnerships

Investments in entities in which the Company has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.         Summary of Significant Accounting Policies (continued):

Investments In Affiliated Partnerships (continued):

Company's proportionate share of capital are applied as a reduction of the cost of the investments.  Investments in entities in which the Company has a 20-50% interest are carried at cost and are subsequently adjusted for the Company's proportionate share of their undistributed earnings or losses, and any distributions (Equity Method).

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three months ended		Six months ended
	October 31		October 31
	2005	2004	2005	2004
Cranston Parkade, LLC
Revenues	$ 1,196,678	$1,169,060	$ 2,372,685	$2,211,008
Operating expenses	1,046,537	1,018,188	2,067,409	1,925,960
Loss on early retirement of debt	2,268,803	0	2,268,803	0
Net (loss) profit	$(2,118,662)	$ 150,872	$(1,963,527)	$ 285,048

Dover Parkade, LLC
Revenues	$601,934	$562,411	$1,203,820	$1,173,534
Operating expenses	402,863	501,512	915,728	1,010,221
Loss on early retirement of debt	0	0	3,075,163	0
Net profit (loss)	$199,071	$ 60,899	$(2,787,071)	$ 163,313

The Company currently has two unconsolidated operating partnerships:  Cranston Parkade, LLC, which owns a shopping center in Cranston, RI (the Company owned a 25% interest up to April 27, 2005 and 50% thereafter) and Dover Parkade, LLC, which owns a shopping center in Dover Township, NJ in which the Company owns a 50% interest.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, these partnerships are not consolidated.

Cranston Parkade, LLC reports on a calendar year and is not adjusted to the Company's April 30 year-end resulting in a consistent four-month gap in its results of operations.  The operating income up to the date of acquisition of the additional interest was approximately $255,000 and $50,000 to the end of the six-month period.  The loss on early retirement of debt occurred immediately after the acquisition of the additional interest.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions.  To the extent the carrying value is less than zero, such amount is carried in other liabilities in the accompanying condensed consolidated financial statements.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.         Summary of Significant Accounting Policies (continued):

            Fair Value of Derivative Instruments (continued):

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by signing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.

At July 31, 2005 the fair market value of the swap contract was approximately ($365,000) and was recorded as a liability and an expense in the first quarter.  At October 31, 2005 the fair market value was approximately ($75,000).  As a result, the accrued liability was reduced by approximately $290,000 and the Company recognized a gain in the accompanying condensed consolidated financial statements for the three months ended October 31, 2005.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented, and properties intended to be sold to be designated as "held for sale" on the condensed consolidated balance sheet.

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

Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.         Summary of Significant Accounting Policies (continued):

Stock Compensation (continued):

Compensation cost for the Company's employee stock option plans determined based on the fair value at the grant dates of awards under these plans consistent with the methodology of SFAS No. 123, has not been presented because the 250,000 options outstanding vest on February 11, 2006.

Income Taxes

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by the changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

As of October 31, 2005, the Company has concluded that it is more likely than not that the Company will realize $2,700,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax benefit of $400,000 and $1,030,000 for the three and six month periods ended October 31, 2005, respectively.

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the three and six month periods ended October 31, 2005 and 2004. Due to the Company's net loss, the effect of common stock equivalents are anti-dilutive and therefore have not been considered in the calculation of loss per common share.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)).  SFAS 123 (R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period.

In April 2005, the SEC extended the effective date for SFAS No. 123 (R) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005.  The Company will be required to adopt SFAS No. 123 (R) in its first quarter of fiscal 2007.  The Company is evaluating the impact of the adoption of SFAS No. 123 (R) on the Company's financial position and results of operations.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB No. 143)"(FIN 47). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.         Summary of Significant Accounting Policies (continued):

New Accounting Standards (continued):

of the obligation are conditional on a future event. FIN 47 is not expected to have a material impact on the Company's financial position and results of operations.

2.         Legal Proceedings

In the period ended October 31, 2005 an additional lawsuit was filed against the Company by a dissident shareholder.  See Part II, Item 1.

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's financial position and results of operations.  This financial and business analysis should be read in conjunction with the condensed consolidated financial statements and related notes.

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

Critical Accounting Policies

The discussion and analysis of financial conditions and results of operations is based upon the condensed consolidated financial statements contained in Item 1 in this Quarterly Report.  The condensed consolidated financial statements include the accounts of the Company and its controlled affiliates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2005 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

The three and six month periods ended October 31, 2005 resulted in net losses of $658,861 and $2,393,328, respectively.  The net losses for the three and six month periods ended October 31, 2004 were $233,364 and $325,412, respectively.  Most of the current loss was a result of debt refinancing, not operations.  The losses from refinancing's are summarized as follows:

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS - (continued)

Results of Operations (continued)

	Three Months Ended 10/31/05	Six Months Ended 10/31/05
Loss from early retirement of debt (non consolidated affiliate)	($1,032,902)	($2,671,983)
Gain (loss) on derivatives (consolidated affiliate)	290,259	(75,459)
Loss from early retirement of debt (consolidated affiliate)	0	(101,500)
	(742,643)	(2,848,942)
Less deferred income tax on above	260,000	890,000
	$ (482,643)	$(1,958,942)

Excluding the net effects of the above refinancing, the losses are $176,218 and $434,386, respectively, for the three and six-month periods ended October 31, 2005.

For the three and six month periods ended October 31, 2005 rental income has increased approximately $233,000 and $617,000, respectively, from the corresponding periods in 2004, mainly from additional stores being finished in the West Springfield, MA shopping center.  The addition of occupied stores in the North Adams shopping center also contributed to the period over period increase.  Corresponding costs for real estate taxes, insurance and common area charges billed to tenants also resulted in increased revenue.

Developer fee income for the three and six months ended October 31, 2005 represents a fee for service from CVS Pharmacy of $510,000 and $685,000, respectively.  Prior periods did not have any income from this source.

Cost and Expenses include approximately $243,000 and $326,000 for the three and six-month periods ended October 31, 2005, respectively, in related costs and bonuses to generate the fee income. Property expenses, plus the addition of new employees, salary increases and related salary benefits, account for the balance of the increased operating costs and expenses.

Our joint venture into multi-family housing has not generated any income, but we expensed approximately $85,000 in the current quarter and $175,000 for the six-month period.  This entity did not exist in 2004.

Capital Resources and Liquidity

With the exception of approximately 24,000 square feet of unleased and unfinished space, the Company has substantially completed construction of its shopping center in Bangor, Maine.  The Company expects to close on a sale of this property in January 2006, at which time the net investment of $3,500,000 plus a yet to be determined profit will be realized.  At that time we will have 18 months to finish renting and installing tenants in the unfinished 24,000 square feet thereby earning the balance (or a portion thereof) of the purchase price.

During November 2005, the Company started construction on a 60,000 square foot Police Station to be leased to the City of Cranston, RI.  A construction loan in the amount of $10,100,000 will be closed by mid December.  The same partnership owning the Gibbs College building (the Company owns 50%) will own the property.

The Company has paid off all of its short-term debt with the exception of construction loans.  Mortgage loans constitute the long-term debt.  Additional borrowings are readily available but our construction lenders still require the personal guarantee of the President of the Company.  We hope to eliminate this requirement in the future.

The following schedule outlines our contractual obligations as of October 31, 2005.

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS - (continued)

Capital Resources and Liquidity - (continued)

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$ 39,405,578	$ 374,499	$1,210,801	$1,457,835	$36,362,443
Short-Term Debt	15,335,166	15,335,166	0	0	0
Lease Obligation (1)	55,000	55,000	0	0	0
Purchase Obligations (2)	4,882,000	4,882,000	0	0	0
Total	$59,677,744	$20,646,665	$1,210,801	$1,457,835	$36,362,443

(1)       Shopping center in Bangor, Maine to be built on property leased until January 31, 2104.  Only payments prior to January 31, 2006 are on this schedule.  Thereafter, the annual rent is $400,000 with a .075% increase every 5 years.

(2)      The entire amount of purchase obligations is for the Bangor and Cranston projects, of which $4,026,000 is a tenant construction allowance, which was drawn on the construction loan and included in cash.  It will be paid in December.

Although wary of rising interest rates, the possibilities of problems with major tenants, and major construction cost overruns, we feel our liquidity and capital resources are adequate to meet our current needs.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by signing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", interest rate swaps which have not been designated as a hedge must be recognized as an asset or liability and adjusted to fair value through income in the current period.

The fair market value at July 31, 2005 was approximately $365,000 and was recorded as a liability and an expense in the first quarter.  At October 31, 2005 the fair market value had fallen to $75,000.  The liability was reduced and $290,000 was recognized as a gain in the second quarter.

Item 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Item 4.                        CONTROLS AND PROCEDURES - (continued)

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II                     OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

On January 29, 2004, a shareholder filed a Form 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company's shares.  That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts.  By Complaint dated February 27, 2004, Mr. Kaplan filed suit against First Hartford Corporation (the "Company" or "FHC") as Civil Action No. 04 10402 NMG in the United States District Court for the District of Massachusetts.  The Company was served with the complaint on March 2, 2004.  The complaint alleges that the proxy solicitation materials issued by the Company as a prelude to its annual meeting on January 22, 2004, were false and/or misleading in certain respects and also omitted certain material information.  As a result thereof, the plaintiff seeks to void the shareholder votes taken at the January 22, 2004 shareholder meeting of the Company and have a new vote ordered based upon revised proxy material which would be required to be issued by the Company.  The shareholder votes taken at the annual meeting were to re-elect the Board of Directors, which had been serving the Company, and to approve the Employee Stock Option Plan.

Additionally, on February 27, 2005, Mr. Kaplan filed another suit against the Company in the same court as Civil Action No.  05 10320 NMG (United States District Court for the District of Massachusetts) making essentially the same claims as the first suit with regard to the Company's 2005 annual meeting.  The shareholder vote for the February 24, 2005 meeting was to re-elect the Board of Directors, which had been serving the Company and a proposal brought forth by Mr. Kaplan to require the Company to have 80% independent directors.    The proposal was defeated 1,860,706 to 662,672.

On July 12, 2005 the District Court Judge approved a request by the Company to consolidate the cases.

On September 15, 2005 Mr. Kaplan filed another suit styled as Civil Action No. 05-144-B-H (United States District Court of Maine) Richard E. Kaplan - Plaintiff v. First Hartford Corporation and Neil Ellis Defendants, again making the same claims as his prior suits.  Mr. Kaplan is now asking for the following relief:

            1)   enter a judgment dissolving FHC and appointing a receiver to (a) preserve the assets and business of FHC pending its liquidation, (b) rescind transactions in which FHC assets were diverted to Ellis and his related entities, (c) recover from Ellis and his related entities all damages to which FHC is entitled on account of their wrongdoing, and (d) liquidate and wind-up the business of FHC in such manner and over such time as is determined to be in the best interests of its shareholders, and

            2)   appoint a receiver pendente lite to preserve the corporate assets of FHC and to carry on the business of FHC until a full hearing can be held.

PART II                     OTHER INFORMATION - (continued)

Item 1.                        LEGAL PROCEEDINGS - (continued)

Alternatively, Kaplan requests pursuant to 13-C M.R.S.A. §§ 1430 & 1434, that the Court enter an order providing for the purchase at fair value by Ellis and/or FHC of Kaplan's shares (and the shares of other shareholders who desire to sell), or for the appointment of one or more independent receivers or directors with full access to FHC corporate and financial records to make recommendations concerning the preservation of the value of FHC and its affairs in light of the self-dealing of Ellis and his other illegal, oppressive, and fraudulent acts, and the recovery on behalf of FHC of assets diverted to Ellis and his related entities and damages sustained by FHC on account of the wrongdoing of Ellis and his related entities, and such other relief as the Court may deem appropriate.  Kaplan further requests that he be awarded his costs and attorneys fees incurred in the bringing of this action.

The Company believes strongly that information in its proxy materials was neither false nor misleading, the allegations against Mr. Ellis are without any foundation and that the lawsuit is without merit.  It is the intention of the Company to counter claim and sue for legal fees and any other consequential damages.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

Item 1A.                   RISK FACTORS

All phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company's throughout the United States.  The success of the Company, to a large extent, depends upon factors which may be beyond the control of management.  Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market and the economy.  The ability of the Company to meet its debt service obligations and to operate profitably is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants.  The ability to attract tenants is dependent upon the changing character of the areas in which the Company's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas.  The Company's holdings have become less diversified both geographically and in use and types of occupancy.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                Not Applicable.

(b)                Not Applicable.

(c)                On September 22, 2005, the Company purchased 36,892 shares of  its common stock at $2.50 per share.

PART II                     OTHER INFORMATION - (continued)

Item 3.                        DEFAULTS UPON SENIOR SECURITIES

(a)                Not Applicable.

(b)                Not Applicable.  The Company has not declared any dividends.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                Not Applicable.

(b)                Not Applicable.

(c)                Not Applicable

(d)                Not Applicable

Item 5.                        OTHER INFORMATION

                                    CODE OF ETHICS APPLICABLE TO SENIOR EXECUTIVES

On September 20, 2005, the Board of Directors of First Hartford Corporation adopted this Code of Ethics Applicable to Senior Executives as contemplated by the Sarbanes-Oxley Act of 2002.  It is critical to the success of the Company and in the best interests of its stockholders that its employees conduct themselves honestly and ethically.  In particular, each senior executive of the Company, including the President and Chief Executive Officer, the Vice President-Finance, the Treasurer and the Controller ("Senior Executives"), are required to observe the highest standards of ethical business conduct, including strict adherence to this Code of Ethics Applicable to Senior Executives (this "Code").  Accordingly, each Senior Executive must comply with the letter and spirit of the following:

  Each Senior Executive will act at all times honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.
  Each Senior Executive must ensure that all reasonable and necessary steps within his or her areas of responsibility are taken to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission or state regulators, and in all other regulatory filings.  In addition, Senior Executives must provide full, fair, accurate, and understandable information whenever communicating with the Company's stockholders or the general public.
  Each Senior Executive must take all reasonable measures to protect the confidentiality of non-public information about the Company, its business, operations and customers obtained or created in connection with such Senior Executive Officer's activities and to prevent the unauthorized disclosure of any such information, unless required by law, regulation or legal or regulatory process.
  All Senior Executives must conduct Company business in compliance with all applicable federal, state, foreign and local laws, rules and regulations.

PART II          OTHER INFORMATION - (continued)

Item 5.                        OTHER INFORMATION - (continued)

CODE OF ETHICS APPLICABLE TO SENIOR EXECUTIVES

  Senior Executives shall not directly or indirectly take any action to fraudulently influence, coerce, manipulate or mislead the Company's independent public auditors for the purposes of rendering the financial statements of the Company misleading.
  It is each Senior Executive's responsibility to notify promptly the General Counsel regarding any actual or potential violation of this Code and/or any applicable securities or other laws, rules or regulations by any Senior Executive.  Senior Executives may choose to remain anonymous in reporting any possible violation of this Code.  All Senior Executives are responsible for ensuring that their own conduct complies with this Code.

  Anyone who violates the provisions of this Code by engaging in unethical conduct, failing to report conduct potentially violative of this Code or refusing to participate in any investigation of such conduct, will be subject to disciplinary actions, up to and including termination of service with the Company.  Violations of this Code may also constitute violations of law and may result in civil or criminal penalties for a Senior Executive or the Company.
  The Board of Directors of the Company shall be responsible for the administration of this Code and shall have the sole authority to amend this Code or grant waivers of its provisions.  Waivers will be disclosed as required by the Securities Exchange Act of 1934 and the rules thereunder.

ACKNOWLEDGEMENT

The undersigned Senior Executive hereby acknowledge that the Executive has received a copy of the Company's code of Ethics Applicable to Senior Executives and that he or she has read and understood this Code in its entirety and agrees to abide by it.  The Senior Executive further acknowledges that it is his or her responsibility to seek clarification from the Company's General Counsel if any application of the Code to a particular circumstance is not clear.  The Senior Executive acknowledges that the Senior Executives' continued service with the Company requires the Senior Executive to fully adhere to this Code and that failure to do so can result in disciplinary action up to and including termination of the Senior Executive's employment by the Company.

PART II          OTHER INFORMATION - (continued)

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

First Hartford Corporation
(Registrant)

December 19, 2005	/s/ Neil H. Ellis
Date	Neil H. Ellis - President and
Chief Executive Officer

December 19, 2005	/s/ Stuart I. Greenwald
Date	Stuart I. Greenwald - Treasurer
and Chief Financial Officer