Form 10-Q
period 2006-01-31
FIRST HARTFORD CORP
filed 2006-03-17
CIK 36369

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden Hours per response. . . 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January  31, 2006.

                                                                                                            OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X Yes     ⁪ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁪                                                     Accelerated filer  ⁪                                                              Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ⁪Yes      X No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,046,279 as of March 14, 2006

1

FIRST HARTFORD CORPORATION AND SUBSIDARIES

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2006 (unaudited)	April 30, 2005 (audited)
Real estate and equipment:

Developed properties	$33,574,457	$33,574,457
Equipment and leasehold improvements	316,142	268,088
	33,890,599	33,842,545

Less: accumulated depreciation and amortization	3,212,856	2,575,420
	30,677,743	31,267,125

Property under construction held for lease	2,307,841	0
Property under construction held for sale	20,477,234	8,203,715
	53,462,818	39,470,840

Cash	958,326	2,367,434

Investment in marketable securities	18,284	0

Accounts and notes receivable, less allowance for doubtful accounts of $201,795 and $1,600 for Jan. 31, 2006 and April 30, 2005, respectively.	339,025	509,022

Deposits, escrows, prepaid and deferred expenses	4,085,975	3,659,911

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	361,315	259,675

Deferred tax assets, net of valuation allowance of $800,000	2,730,000	1,700,000
	$61,965,408	$47,976,547

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	January 1, 2006	April 30, 2005
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$17,514,916	$4,424,409
Mortgage payable	39,547,915	39,549,494
Notes payable - other	0	2,082,130
	57,062,831	46,056,033

Accounts payable	2,545,075	1,170,949
Accrued liabilities	446,917	687,394
Accrued cost of derivatives	235,011	0
Deferred income	196,131	123,402
Other liabilities	6,382,118	1,449,020
Due to related parties and affiliates	71,852	83,954
	66,939,935	49,570,752

Minority interest	(533,869)	(283,869)

Commitments and contingencies

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000 shares; issued and outstanding - None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(10,776,205)	(7,617,590)
Unearned stock compensation	(6,771)	(128,646)
	(2,428,256)	608,484
Less: Treasury stock, at cost, 252,330 and 215,368 shares at January 31, 2006
and April 30, 2005, respectively.	2,012,402	1,918,820
	(4,440,658)	(1,310,336)
	$ 61,965,408	$47,976,547

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

Revenues
Rental income	$1,332,787	$1,280,515	$4,205,009	$3,536,150
Service income	214,379	53,295	930,369	205,041
Other	33,284	25,747	100,038	190,974
	1,580,450	1,359,557	5,235,416	3,932,165
Operating costs and expenses
Rental expenses	620,511	436,115	1,975,091	1,615,391
Service	109,621	14,754	450,174	73,969
Selling, general and administrative	1,101,843	1,046,005	2,884,222	2,064,266
	1,831,975	1,496,874	5,309,487	3,753,626

Income (loss) from operations	(251,525)	(137,317)	(74,071)	178,539

Non-operating income (expense)
Interest expense	(464,858)	(445,160)	(1,431,890)	(1,141,043)
Non recurring expenses	0	(188,443)	(101,500)	(188,443)
Gain (loss) on derivatives	(159,552)	0	(235,011)	29,059
	(624,410)	(633,603)	(1,768,401)	(1,300,427)

Loss before tax expense	(875,935)	(770,920)	(1,842,472)	(1,121,888)

Provision for (benefit from) income taxes	23,086	(30,219)	(1,001,189)	(21,224)

Loss before minority interest and equity in
unconsolidated subsidiaries	(899,021)	(740,701)	(841,283)	(1,100,664)

Minority interest in income of consolidated joint ventures	24,240	(39,963)	0	(201,034)
Equity in earnings (losses) of unconsolidated subsidiaries	109,494	143,793	(2,317,332)	339,414

Net Loss	(765,287)	(636,871)	(3,158,615)	(962,284)

Other comprehensive income, net of taxes	0	21,805	0	0

Comprehensive loss	($765,287)	($615,066)	($3,158,615)	($962,284)

Net loss per share	(0.25)	(0.20)	(1.03)	(0.31)

Weighted average number of shares outstanding	3,046,279	3,089,648	3,065,682	3,089,648

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2006	January 31, 2005
Cash flows from operating activities:
Net loss	($3,158,615)	($962,284)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in losses (earnings) of unconsolidated subsidiaries	2,317,332	(339,414)
Minority interest in income of consolidated joint ventures	0	201,034
Depreciation	637,436	497,023
Amortization	159,672	172,311
Deferred income taxes	(1,030,000)	0
Amortization of unearned stock compensation	121,875	121,875
Loss (gain) on derivatives	235,011	(179,059)

(Increase) decrease in:
Accounts and notes receivables, net	169,997	583,192
Deposits, escrows, prepaid and deferred expenses	(585,736)	(962,229)

Increase (decrease) in:
Accounts payable	1,374,126	(287,496)
Accrued liabilities	(240,477)	(328,104)
Deferred income	72,729	76,445
Other liabilities	800,000	289,545
Distributions from (investment in) affiliates, net	1,815,766	(147,877)

Net cash provided by (used in) operating activities	2,689,116	(1,265,038)

Cash flows from investing activities:
(Investment in) proceeds from sale of marketable securities	(18,284)	649,899
Purchase of equipment and leasehold improvements	(48,054)	(95,414)
Additions to developed properties and properties under construction	(14,581,360)	(8,264,794)

Net cash used in investing activities	(14,647,698)	(7,710,309)

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(250,000)	(332,750)
Other comprehensive income	0	(3,661)
Purchase of treasury stock	(93,582)	(834)
Proceeds from:
Construction loan payable	13,090,507	4,963,953
Mortgage payable	213,574	20,150,000
Notes payable	0	700,000
Related parties and affiliates, net	0	422,872

Principal payments on:
Construction loan payable	0	(7,905,500)
Mortgage payable	(215,153)	(9,347,654)
Notes payable - other	(2,082,130)	(177,277)
Advances to related parties and affiliates, net	(113,742)	0

The accompanying notes are an integral part of these condensed consolidated financial statements

6

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended
	January 31, 2006	January 31, 2005

Net cash provided by financing activities	10,549,474	8,469,149

Net decrease in cash	(1,409,108)	(506,198)

Cash, beginning of period	2,367,434	1,500,030

Cash, end of period	$ 958,326	$ 993,832

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2005.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Certain reclassifications have been made to prior period information to conform to the current period presentation.

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

Developed Properties, Equipment and Leasehold Improvements (continued):

Description	Years

Developed properties	15 - 40

Equipment and leasehold improvements	3 - 10

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, and equipment and leasehold improvements are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Properties Under Construction

Expenditures directly related to real estate under consideration for development, are capitalized and are carried at cost in the consolidated condensed balance sheets.  These costs include but are not limited to option payments, attorney's fees, architect and engineering fees and consultants, but only to the extent they are from outside sources.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  These costs are amortized over the life of the lease.

Deferred Expenses

Leasing commissions and financing costs (included in deposits, escrows, prepaid and deferred expenses in the accompanying condensed consolidated balance sheets) are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.

Revenue Recognition

Rental Income - Rental income is comprised of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements. There are no contingent rents.  In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental income is recognized on a straight-line basis over the terms of the respective leases.

Developer Fee Income - The Company obtains fees from certain third parties for assisting them in identifying and developing sites for facilities.  Income from these transactions is recognized when all stipulations of the underlying agreement between the parties have been met or performed by the Company.

Construction Revenue - The Company is primarily involved in development of properties for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued):

year such losses become known. A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Investment In Affiliates

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

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three months ended January 31		Nine months ended January 31
	2006	2005	2006	2005
Cranston Parkade, LLC
Revenues	$ 1,479,058	$1,400,870	$ 3,851,743	$3,611,878
Operating expenses	1,209,670	1,122,487	3,277,079	3,048,447
Loss on early retirement of debt	0	0	2,268,803	0
Net income (loss)	$ 269,388	$ 278,383	$(1,694,139)	$ 563,431

Dover Parkade, LLC
Revenues	$716,142	$669,624	$1,919,962	$1,843,258
Operating expenses	620,790	507,371	1,536,518	1,517,692
Loss on early retirement of debt	0	0	3,075,163	0
Net income (loss)	$ 95,352	$162,253	$(2,691,719)	$ 325,566

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

Cranston Parkade, LLC reports on a calendar year and is not adjusted to the Company's April 30 year-end resulting in a consistent four-month gap in its results of operations as reported by the Company.  The operating income up to the date of acquisition of the additional interest was approximately $255,000 and from the date of acquisition of the additional interest to the end of the nine-month period was approximately $320,000.  The loss on early retirement of debt occurred immediately after the acquisition of the additional interest.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            Summary of Significant Accounting Policies (continued):

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's related debt. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", since the Company's interest rate swaps have not been designated as a hedge they must be recognized as an asset or liability and adjusted to fair value through income in the current period.

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by executing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new mortgage rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The lease contains a bargain purchase option which will require that it be accounted for as a capital lease.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and effectively converts to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has become liable for a swap contract entered into by the bank which effectively converts the mortgage to a rate of 6.41%.

Fair Value Of Swaps Liability

	Katharine Gibbs College	Police Station	Quarterly Gain or (Loss)

July 31, 2005	$365,000	$ 0	$(365,000)
October 31, 2005	75,000	0	290,000
January 31, 2006	87,000	148,000	(160,000)

As a result of the above swaps the Company has expensed approximately $160,000 and $235,000 in the three and nine month periods ended January 31, 2006, respectively.

Accounting For The Impairment Or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented, and properties that are intended to be sold be designated as "held for sale" on the condensed consolidated balance sheet.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities as of the

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            Summary of Significant Accounting Policies (continued):

Estimates (continued):

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

Compensation cost for the Company's employee stock option plans determined based on the fair value at the grant date of awards under these plans consistent with the methodology of SFAS No. 123, has not been presented because the 250,000 options outstanding vest on February 11, 2006.

Income Taxes

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by the changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would increase the recorded valuation allowance through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

As of October 31, 2005, the Company has concluded that it is more likely than not that the Company will realize $2,730,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax benefit of $0 and $1,030,000 for the three and nine month periods ended January 31, 2006, respectively.

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the three and nine month periods ended January 31, 2006. Due to the Company's net loss, the effect of

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.         Summary of Significant Accounting Policies (continued):

Loss Per Common Share (continued):

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

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB No. 143)" ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is not expected to have a material impact on the Company's financial position and results of operations.

2.         Legal Proceedings

Additional lawsuits have been filed against the Company by a dissident shareholder.  See Part II, Item 1.

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

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements contained in Item 1 in this Quarterly Report.  The condensed consolidated financial statements include the accounts of the Company and its controlled affiliates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2005 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

The three and nine month periods ended January 31, 2006 resulted in net losses of $765,287 and $3,158,615, respectively.  The net losses for the three and nine month periods ended January 31, 2005 were $636,871 and $962,284, respectively.  A significant amount of the current loss was a result of debt refinancing, not operations.  The losses from refinancing's are summarized as follows:

	Three Months Ended 1/31/06	Nine Months Ended 1/31/06
Loss from early retirement of debt (non consolidated affiliate)	$ 0	($2,671,983)
Loss on derivatives (consolidated affiliate)	(159,552)	(235,011)
Loss from early retirement of debt (consolidated affiliate)	0	(101,500)
	(159,552)	(3,008,494)
Less deferred income tax on above	0	890,000
	$ (159,552)	$(2,118,494)

Excluding the net effect of the above refinancing, the losses are approximately $606,000 and $1,040,000 respectively, for the three and nine month periods ended January 31, 2006.

For the three and nine month periods ended January 31, 2006 rental income has increased approximately $52,000 and $669,000, respectively, from the corresponding periods in 2005.  The increases were due to the addition of occupied stores which were acquired in the North Adams shopping center as well as additional stores finished in the West Springfield shopping center.  An additional 53,000 s.f. is under construction in North Adams, Massachusetts and is leased.  Corresponding costs for real estate taxes, insurance and common area, billed to tenants, also result in increased rental income.  Included in service income for the three and nine months ended January 31, 2006 are fees for service provided to CVS Pharmacy of $175,000 and $860,000, respectively.  Prior periods did not have any income from this source.

Included in selling, general and administrative are costs related to our joint venture into multi-family housing of $121,000 and $296,000 for the three and nine months ended January 31, 2006.  This venture, which started January 1, 2005, has not generated any income to date.

The litigation against the Company by a dissident shareholder has cost the Company $110,000 and $205,000 in legal fees during the three and nine month periods ended January 31, 2006, respectively.

In the current three month period the Company has also provided $200,000 as an allowance for a potential uncollectible receiveable from a property acquisition.  The Company is suing for recovery.

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued):

Other than the above, the addition of new employees, salary increases and related salary benefits account for the balance of the increase in selling general and administrative

In the current quarter the partnership that owns the Gibbs College building (CP Associates, LLC) has signed a lease with the City of Cranston for a 60,000 s.f. building to be constructed by Brewery Parkade (a 100% owned subsidiary of First Hartford) on property owned by CP Associates, LLC.  The 25 year lease calls for monthly payments of $88,750 plus a lump sum payment of $1,000,000 for a contribution to improvements (included in other liabilities), another $1,500,000 six months after occupancy and $1,000,000 at the end of the lease.  The lease constitutes a bargain purchase option, therefore the City will own the building at lease maturity.

The bank financing is 1.5% over the one month LIBOR rate.  The loan is structured as an Economic Development Revenue Bond issued by the Rhode Island Facility Corporation, a public corporation and governmental agency of the State of Rhode Island and Providence Plantation.

The Company has arranged with the bank for a swap which is effective January 1, 2007, which fixes the permanent rate at 6.41% for 24.5 years, at which time the loan will be fully amortized.  The approximate value of the swap at January 31, 2006 was $148,000 and is included in loss on derivatives.

The City of Cranston has received a $1,000,000 Bank Letter of Credit, to be returned upon building completion.  The construction loan, the Letter of Credit and Construction Guarantee were all personally guaranteed by Neil Ellis, the President of the Company, without any consideration.

The Company has not yet completed the sale of the Bangor, Maine shopping center to date.  Management expects to close prior to the end of March.  The sale price of the center is $27,340,000 less a $436,000 holdback for approximately $24,000 s.f. of unleased and unfinished space.  A broker fee and closing cost should reduce the proceeds by approximately $550,000.  After payment of approximately $17,515,000 due on the construction loan, the Company expects net proceeds of approximately $8,800,000.  Additional income will be realized by the Company if it secures occupancies for the unleased space within 18 months of the closing date.  Due to the delay in closing the Bangor sale, the Company has obtained a $1,500,000 line of credit.  At March 14, 2006, $600,000 was borrowed on this line at prime plus 1%.  Neil Ellis has personally guaranteed this loan and has not received any consideration for the guarantee.

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$ 39,547,915	$ 418,225	$1,279,751	$1,481,507	$36,368,432
Short-Term Debt	17,514,916	17,514,916	0	0	0
Purchase Obligations	1,091,000	1,091,000	0	0	0
Tenant Allowance	990,000	990,000	0	0	0
Lease Obligation	66,000	66,000	0	0	0
Total	$59,209,831	$20,080,141	$1,279,751	$1,481,507	$36,368,432

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:  Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is present primarily in the Company's borrowings, some of which have variable interest rates.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's variable related debt.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by executing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new mortgage rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.

In January 2006 a construction loan and mortgage was consummated with the above lender for a police station to be built for and leased to the City of Cranston, R.I..  The lease contains a bargain purchase option which will require that it be accounted for as a capital lease.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and converts to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has become liable for a swap contract entered into by the bank which converts the mortgage to a rate of 6.41%.

Fair Value Of Swaps Liability

	Katharine Gibbs College	Police Station	Gain or (Loss)
July 31, 2005	$365,000	$ 0	$(365,000)
October 31, 2005	75,000	0	290,000
January 31, 2006	87,000	148,000	(160,000)

As a result of the above swaps the Company has expensed approximately $159,000 and $235,000 in the three and nine month periods ended January 31, 2006, respectively.

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

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On January 29, 2004, a shareholder filed a Form 13D with the Securities and Exchange Commission indicating that he controls over 19% of the Company's shares.  That shareholder was Richard E. Kaplan, purportedly a resident of the Commonwealth of Massachusetts.  By Complaint dated February 27, 2004, Mr. Kaplan filed suit against First Hartford Corporation (the "Company" or "FHC") as Civil Action No. 04 10402 NMG in the United States District Court for the District of Massachusetts.  The Company was served with the complaint on March 2,

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS (continued):

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

On February 28, 2006 First Hartford has filed a Motion For Summary Judgment in Massachusetts (this would have no bearing on the Maine suit).  On March 8, 2006 Kaplan filed an additional lawsuit in Massachusetts expanding to the last Proxy Statement but making the same charges.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

PART II          OTHER INFORMATION (continued):

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

Item 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                 On November 30, 2005 the Company held its annual meeting of shareholders.

(b)                 The following directors were elected for a one year term at the meeting:

Directors	Votes Cast For	Votes Case Against or Withheld
Neil H. Ellis	2,115,891	652,961
David B. Harding	2,115,891	652,961
Stuart I. Greenwald	2,115,891	652,961

(c)                 Other matters voted upon:

Proposal to ratify

	Votes Cast For	Against or Withheld	Abstained	Broker Non Votes
1. First Hartford's 2003 Stock Option Plan	1,905,150	674,734	3,000	222,551
2. A grant of non-qualified stock options to five individuals	1,904,849	674,789	3,255	222,551
3. A grant of Put Options to five individuals	1,895,749	680,834	3,310	222,551

(d) Not Applicable
18

PART II          OTHER INFORMATION (continued):

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
19

PART II          OTHER INFORMATION (continued):

Item 5.             OTHER INFORMATION (continued):

CODE OF ETHICS APPLICABLE TO SENIOR EXECUTIVES (continued)

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

Item 6.           EXHIBITS

                        a)         Exhibits:

Exhibit 31.1       Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2       Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1       Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2       Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

March 17, 2006	/s/Neil H. Ellis
Date	Neil H. Ellis - President and
Chief Executive Officer

March 17, 2006	/s/Stuart I. Greenwald
Date	Stuart I. Greenwald - Treasurer
and Chief Financial Officer

21