Form 10-K
period 2006-04-30
FIRST HARTFORD CORP
filed 2006-08-31
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2006.

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                                                             to

Commission file number 0-8862

FIRST HARTFORD CORPORATION
(Exact name of registrant as specified in its charter)
MAINE	01-0185800
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

149 Colonial Road, Manchester Connecticut	06040
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code 860-646-6555

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value of $1 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes  X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes   X No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X Yes  ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                             Accelerated filer   ☐                                                     Non-accelerated filer X

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  X No

As of October 31, 2005, the aggregate market value of the registrant's common stock (based upon $3 closing price on that date on the OTC Securities Market) held by non-affiliates was approximately $5,156,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

3,046,279 as of August 4, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

Cautionary Statement Concerning Forward Looking Statements

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

Explanatory Note

This annual report on Form 10-K for the period ended April 30, 2006, includes restated consolidated financial statements for the year ended April 30, 2005 and restated quarterly information for the last three fiscal quarters in the year ended April 30, 2005 and the first three fiscal quarters in the year ended April 30, 2006.  The Company restated its April 30, 2005 consolidated financial statements, by removing from the consolidated balance sheet a minority interest asset in the amount of $283,869 which was created as a result of distributions paid to the minority investor in excess of the minority's investment.  The Company has concluded that any loss allocation, including distributions, which exceed the minority's investment, should have been charged against the Company's majority interest.

We have not amended our annual report on Form 10-K for the year ended April 30, 2005 or quarterly reports on Forms 10-Q for the periods affected by the restatement during the years ended April 30, 2005 and April 30, 2006.  Instead, we have restated the 2005 consolidated financial statements and the quarterly information referred to above as part of this annual report on Form 10-K.  Accordingly, you should not rely on the previously filed Form 10-K for the year ended April 30, 2005, nor quarterly reports on Forms 10-Q for the quarterly periods referred to above during the years ended April 30, 2005 and April 30, 2006.

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

The real estate business of the Company is diversified in terms of geographical locations, type of commercial property and form of ownership or management.  The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services.  During the year ended April 30, 2004, the Company, in addition to its retail construction, constructed a 60,000 s.f. building in Cranston, Rhode Island for lease to Katharine Gibbs College of which the Company owns 50% of the building. Currently, the Company is building a 60,000 SF Police Station to be leased to the City of Cranston on a long term basis.  The building is on the same property as Katharine Gibbs College and is also a 50% joint venture.

The Company has executed an agreement to be a preferred developer in West Texas and Long Island, NY for the CVS Drug Store chain.  An initial fee was earned and received in May, 2005.  The Company has closed on 8 projects to date.

The Company has no material patent, license, franchise or concession.

Research and development is not a part of the Company's business.

Our operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health safety. See "Item 1A: Risk Factors".

At April 30, 2006, the Company employed 32 people.

(d)           Financial Information About Foreign And Domestic Operations

The Company and its subsidiaries do not engage in operations in foreign countries.

ITEM 1.           BUSINESS (continued)

(d)           Financial Information About Foreign And Domestic Operations (continued):

Please see Item 6, "Selected Financial Data" for a description of revenues attributable to domestic operations.

ITEM 1A.         RISK FACTORS

Our economic performance and the value of our real estate assets are subject to the risks incidental to the development, construction, ownership and operations of real estate properties.

Operation of the Company's real estate business requires construction materials and suitable land.  Construction materials can be obtained from many sources both national and local, but supplies and construction labor are subject to price fluctuations, strikes and delivery delays, which can greatly increase the cost of a project.

Commercial properties are available in the states where the Company is qualified to do business, however all real property is, by its nature, finite and subject to fluctuations in cost and unpredictable changes in local zoning ordinances and restrictions on planned construction.

Certain phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company's throughout the United States.  The success of the Company, to a large extent, depends upon factors which may be beyond the control of management.  Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market, the economy, and the economic health of tenants.  The ability of the Company to meet its debt service obligations and to operate profitability is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants.  The ability to attract tenants is dependent upon the Company's reputation and contacts, the changing character of the areas in which the Company's properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas.

The Company's assets are concentrated mostly in the Northeast, which creates a geographic diversification risk.  The Company presently has interests and options from  Texas to Maine.

The real estate business, except for home builders, does not experience "backlogs" as that term is generally understood, nor is it seasonal.

The Company's business is not dependent upon a single customer but there is a dependency on supermarkets as strip mall tenants.  The Company currently has Stop & Shop, Big Y and Price Rite as major tenants.  Also, approximately 26% of the Company's rental revenue is from Katharine Gibbs College in 2006.  The joint venture in which the Company owns 50%, owns the land and building of the college.  The Company is also involved in larger centers, which have a greater diversity of large tenants.

Service income which is dominated by CVS Pharmacy's could increase or be terminated by CVS at any time.

Additionally, civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God may result in uninsured losses.

Applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values.  Further, throughout the period that we own real property, regardless of whether a property is producing any income, we must make significant expenditures, including property taxes, maintenance, insurance and related charges and debt service.  The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

ITEM 1A.         RISK FACTORS (continued):

We depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects.

Our business is managed by a small number of key executive officers led by Neil Ellis our President, who also controls over 40% of the Company's common stock which pretty much assures him significant control over corporate decisions.  Mr. Ellis has continually supplied his personal guarantee to the Company's lenders which enables the Company to move forward with its business objectives.  The Company does not have any independent outside directors and there is no assurance that we will have any in the future.

Our business and operations could be negatively impacted by the actions of two dissident shareholders.

Richard Kaplan and David Kaplan, holders of an aggregate of approximately 21% of our common stock, are dissident shareholders who have publicly disclosed their displeasure with our management.  To that end, they have brought several legal actions against us and our President.  Three of these legal actions were consolidated, and a ruling by the court in these matters awarded the plaintiff only prospective relief consisting of an order that future proxy statements comply with disclosure requirements and that the court's decision be included in our next proxy statement.  In addition, in public filings, these shareholders have disclosed their intention to potentially influence management decisions.  Our operations have been negatively effected by the cost of defending against the actions brought by these dissident shareholders and our performance may be further effected if these dissidents persist in bringing lawsuits and taking other actions against us and our management.

Risk associated with thinly traded stock

There is a limited amount of Company shares that are traded over the counter on the National Daily Quotation Services of the National Association of Securities Dealers "Pink Sheets".  The market is controlled by market makers, which usually causes a large spread between bid and ask prices.  As a result the market price of our common stock has been volatile.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries.

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

Putnam, CT	Shopping Center	57,311 sq. ft. T. J. Maxx 46%	Owned by a subsidiary of the Company

ITEM 2.           PROPERTIES (continued):

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

W. Springfield, MA	Shopping Center	144,322 sq. ft. PriceRite 23% A.J. Wright 18% K&G 14% Big Lots 21% Dollar Dreams 12%	Owned by a subsidiary of the Company.

Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	50% owned by a subsidiary of the Company.

Cranston, RI	College	Katharine Gibbs College 60,000 sq.ft.	50% owned by a subsidiary of the Company.

Cranston, RI	Restaurant	Texas Roadhouse	50% owned by a subsidiary of the Company.

Bangor, ME	Shopping Center	Under construction 24,542 sq. ft. (subject to earnout agreement)	100% owned by a subsidiary of the Company. 207,731 sq. ft. completed & sold in March 2006.

North Adams, MA	Shopping Center	131,833 s.f. Cinema North 15% Peebles 14% Staples 11% 35,237 vacant to be leased and renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of proceeds from sale or refinancing after Company receives $500,000.

ITEM 3.           LEGAL PROCEEDINGS

Richard E. Kaplan v. First Hartford Corporation

The Massachusetts Proxy Related Shareholder Lawsuit(s):

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

ITEM 3.           LEGAL PROCEEDINGS (continued):

Richard E. Kaplan v. First Hartford Corporation (continued):

The Massachusetts Proxy Related Shareholder Lawsuit(s) (continued):

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

Furthermore, on March 8, 2006, Mr. Kaplan filed another suit against the Company in the same court styled as Civil Action No. 06-10424 WGY (United States District Court for the District of Massachusetts) making essentially the same claims as the first and second suits but now with respect to Company's November 30, 2005 shareholder meeting.  At the November 30, 2005 meeting, consistent with the recommendations of the Board of Directors, the shareholders voted to re-elect the same Board of Directors and also voted to approve ratification of the previously approved Employee Stock Option Plan together with certain related stock option grants and employee put options.

In 2006, the District Court Judge ultimately agreed to consolidate the 2006 lawsuit with the prior two lawsuits (which had previously been consolidated on July 12, 2005).

On May 15 and 16, 2006, Mr. Kaplan and the Company appeared before the United States District Court District of Massachusetts (the "Court") in a bench trial consolidating the above actions.  The Court concluded that (i) the misstatements and omissions in question only exceeded the materiality threshold by a narrow margin, (ii) the non-disclosures were rendered less severe by virtue of the Company's financial status when made, (iii) there is no evidence that shareholders would have voted differently if more complete disclosures would have been made, and (iv) many of the plaintiff's claims were rendered moot by the passage of time and the efforts of the Company to provide more accurate disclosures with each successive period stated.  Accordingly, the Court granted the plaintiff only prospective relief consisting of an order that future proxy statements shall comply with the Court's decision and that the Company shall provide a copy of the Court's decision with its next proxy statement.

On July 24, 2006 Plaintiff has filed a motion for award of attorney's fee and expenses seeking approximately $330,000.  The Company has objected to the motion which the Company believes has been ruled upon, but the matter is being considered by the Court.

The Maine Shareholder Lawsuit

The same shareholder who was the plaintiff in the above described Massachusetts lawsuits (Richard E. Kaplan) has also filed a separate complaint against both the Company and Neil H. Ellis individually.

ITEM 3.           LEGAL PROCEEDINGS (continued):

Richard E. Kaplan v. First Hartford Corporation (continued):

The Maine Shareholder Lawsuit (continued):

The complaint was filed in the United States District Court for the District of Maine on or about September 15, 2005 and is styled as Kaplan v. First Hartford Corporation and Neil Ellis, No. 05-144-DBH.

The complaint alleges that the Company, under the direction and control of [Neil] Ellis, has acted and continues to act in ways that are illegal, oppressive and fraudulent.  The core of the allegations appear to maintain that the Company has been hurt because of alleged self-dealing and/or usurpation of Company opportunities by Mr. Ellis to his personal benefit.

The lawsuit seeks relief in equity pursuant to Maine statutes 13-C M.R.S.A. Sections 1430, 1431 (3) and 1433 or alternatively per 13-C M.R.S.A. Sections 1430 and 1434.  The relief sought seeks several possible remedies including recovery of unspecified damages for alleged wrong doing, purchase of the plaintiff shares (or other shareholders wanting to sell) for an unspecified "fair value", the rescission of certain unspecified transactions between the Company and Mr. Ellis and related entities or the liquidation of the Company.  The complaint also sought to have a receiver appointed to run the Company pending the outcome of the litigation.

The Company expects a trial on the merits to occur within the next few months and strongly believes it will prevail.  The Company does not believe there is any likelihood that a receiver will be appointed pending the trial as requested in the Complaint.

The Company is not aware of any other material legal proceedings which would need to be cited herein.

Other Proceedings

For proceedings involving officers and directors, see Item 10(f) on Page 50.

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY,

                  RELATED STOCKHOLDER MATTERS AND ISSUER

                  PURCHASES OF EQUITY SECURITIES

The Company's common stock, $1 par value, is traded over-the-counter.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.pinksheets.com or http://www.yahoo.com.  Symbol FHRT.PK

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY,

                        RELATED STOCKHOLDER MATTERS AND ISSUER

                        PURCHASES OF EQUITY SECURITIES (continued):

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2005	High	Low	Dividends Paid Per Common Share
First Quarter	2.00	1.65	None
Second Quarter	3.00	2.00	None
Third Quarter	4.00	3.00	None
Fourth Quarter	3.95	2.00	None
	Stock Price
2006	High	Low	Dividends Paid Per Common Share
First Quarter	3.75	3.25	None
Second Quarter	3.50	2.50	None
Third Quarter	3.75	2.50	None
Fourth Quarter	3.00	1.70	None

On May 30, 2006, the Board of Directors declared a special cash dividend of $.10 (ten cents) per share for stockholders of record on June 16, 2006, payable on June 30, 2006.  However, prior to that dividend payout, the Company had not paid a dividend on its shares of common stock for at least 25 years.  The amount and timing of any dividend and the determination of when to declare any dividends is subject to the discretion of the Company's Board of Directors depending on the Company's future results of operations, financial condition, capital requirements, and other factors deemed relevant by the Board.

Sales of common stock have occurred from time to time.  The last sale was $1.95 a share on August 22, 2006.

The number of shareholders of record for the Company's common stock as of April 30, 2006, is approximately 820.

ITEM 6.           SELECTED FINANCIAL DATA

For the Years Ended April 30, 2006, 2005, 2004, 2003, and 2002.

The selected financial data set forth below as of and for the years ended April 30, 2006, 2005, 2004, 2003, and 2002 are derived from the Company's consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements and Supplementary Data" included in Item 8 of this report.

	2006	2005 (Restated)	2004	2003	2002
Revenues	$33,875,673	$5,252,450	$2,678,235	$3,016,093	$3,758,536
Net Income (Loss)	$684,494	$(451,088)	$4,633,070	$(50,821)	$(105,032)

Weighted Average Number of Shares Outstanding - Basic	3,055,502	3,083,241	3,089,985	3,089,985	3,089,985

ITEM 6.           SELECTED FINANCIAL DATA (continued):

	2006	2005 (Restated)	2004	2003	2002

Income (Loss) per Share - Basic	$.22	$(.15)	$1.50	$(.02)	$(.03)

Balance Sheet Data

Properties under Construction	$3,399,520	$8,203,715	$-0-	$72,672	$6,500

Developed Properties and Equipment - Net	$30,520,123	$31,267,125	$22,461,875	$18,533,449	$18,557,736

Total Assets	$49,348,314	$47,976,547	$30,145,124	$24,414,329	$25,914,514

Mortgages and Notes Payable	$40,766,376	$46,056,033	$28,203,530	$26,193,371	$26,925,990

Accounts Payable and Accrued Liabilities	$3,174,841	$1,858,343	$2,309,040	$2,591,805	$2,243,256

Shareholders' Deficiency	$(874,647)	$(1,594,205)	$(1,301,122)	$(5,971,707)	$(5,920,885)

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

Revenues

Revenues have increased substantially in the current year as a result of the sale of a newly constructed shopping center in Bangor, Maine on March 17, 2006.  Revenues from the sale of real estate of $26,736,977 were calculated based on 207,731 square feet of occupied space.  The balance of 24,542 square feet should be sold in fiscal 2007 when the Company finishes placing tenants in the unleased space.  The ability to lease and finish the space has an 18 month window from March 17, 2006.  As a condition of sale, a $436,000 escrow was withheld from sale proceeds to finish the space and is being treated as deferred revenue.  The prior two years show real estate sales of $128,500 and $73,096.  In 2004 the sale of an operating shopping center for approximately $18,859,000 was classified as discontinued operations.

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued)

RESULTS OF OPERATIONS (continued):

Revenues (continued):

Rental income has increased approximately $853,000 and $2,459,000 in 2006 and 2005 respectively.  The current year increase of approximately 18% is due to a full year occupancy of the West Springfield Center.  The balance is due to the inclusion of the partially rented shopping center in North Adams, Massachusetts which is currently under renovation.  The increase in 2005 is a result of Katharine Gibbs College only paying rent in 4 months of the year ended April 30, 2004.  The phasing in of the rents in the West Springfield Shopping Center which finished its expansion in July 2004 was an additional cause of the year over year increase.

Income from CVS Pharmacy of $1,320,000, which started in May of 2005, was the cause of the large increase in service income.

In process and expected activities for the fiscal year ending April 30, 2007 include:

Completion and sale of the remaining space in Bangor.  Approximately 85% is leased.  The only costs of this sale are leasing and store build out.

North Adams Shopping Center.  The Company has signed the following leases; Staples, Peebles Department Store, Cinema North (8 screens) and Olympia Sports.  These stores are currently under construction.

The Cranston Police Station is currently under construction and is scheduled for completion in January 2007.  The Company has signed a lease with the City of Cranston, which will be accounted for as a capital lease, and thus effectively recorded as a sale upon completion.  The Company has a 50% interest in the venture that is developing the Cranston Police Station.

Operating Cost And Expenses

Rental expenses increased approximately $452,000 and $1,353,000 in 2006 and 2005, respectively, as a result of additional properties coming on line.  For 2006 and 2005, rental expense equals approximately 48% of rental income compared to 39% in 2004.  This lower rate is a result of municipalities increasing real estate taxes which are passed along at cost to our tenants, which increases the percentage of rental expenses compared to rental income.

Service costs increased $556,000, as a result of the development work for CVS Pharmacy.

The increase in the cost of sales, real estate is the cost of constructing the portion of the Bangor Shopping Center that has been sold.  Only $76,003 remains on the balance sheet at April 30, 2006 representing the unsold portion.

Selling, general and administrative expenses increased approximately $1,865,000 in 2006 and $847,000 in 2005 due to the following:

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued)

RESULTS OF OPERATIONS (continued):

Operating Cost And Expenses (continued):

  Bonuses for 2006 amounted to approximately $1,000,000 and were paid subsequent to year end but were accrued for as of April 30, 2006.
  On January 1, 2005, the Company made a $30,000 investment representing a 75% interest in Connolly and Partners.  For the year ended April 30, 2006, the Company recorded a loss, which is reflected in the selling, general and administrative expenses of approximately $411,000.  For the four months ended April 30, 2005, the Company recorded a loss of approximately $140,000.  Management expects to close on a purchase in the current year, which should result in a recovery of these losses over time.
  Legal costs related to a dissident shareholder suit amounted to approximately $400,000 in 2006 as compared to $250,000 in 2005 and $24,000 in 2004.
  In 2006, a project under consideration in Westborough, Massachusetts was deemed unfeasible and abandoned resulting in a write off of approximately $422,000.  The Company is suing the owner of the property for a partial recovery.  In 2005 and 2004, the Company had written off $214,000 and $92,000, respectively, on other projects deemed unfeasible.

Non-Operating Income (Expense)

Interest expense for the 2006 year was approximately 33% of rental income, the same as 2005.  Interest expense for 2004  was 40%, due primarily to a higher average balance of outstanding debt during the year.

The $101,500 expense in non-recurring items for 2006 was due to early retirement of debt.  The gain in the 2005 year includes a $807,000 settlement of a law suit less a cost for early retirement of debt.

In the current year the Company acquired an interest rate swap contract on a mortgage for the Police Station property in Cranston, RI.  This will allow our variable rate mortgage to convert to a fixed rate of 6.41%.  The Company also had a swap contract in place for the Katharine Gibbs College building.  As a result of owning these swaps in an environment of rising interest rates the Company has recorded gains on derivatives of approximately $675,000, $16,000 and $135,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

Equity In Earnings (Losses) of Unconsolidated Subsidiaries

Equity in earnings of non-consolidated subsidiaries have gone from a gain of approximately $389,000 in 2005 to a loss of $2,143,000.  This loss is a result of debt refinancing by the subsidiaries, which caused a non-cash expense to the Company of approximately $2,672,000.  The gain prior to the refinancing would be approximately $529,000 compared to $389,000.  Among the advantage of the refinancing was the ability to raise our ownership interest from 25% to 50% in the Cranston joint venture, and a significant reduction in interest rates.  The Company has continued to apply the equity method in accounting for its non-consolidated subsidiaries which has resulted in a carrying value less than zero since it considers itself committed to providing financial support.

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued)

RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity

The Company ended the year with approximately $7,665,000 in cash and marketable securities compared to approximately $2,367,000 and $2,176,000 as of April 30, 2005 and 2004, respectively.  The increase in cash and marketable securities is mainly a result of the sale of the Bangor Shopping Center.  Although the Company has paid out approximately $1,000,000 in bonuses (the bonuses are included in the Statement of Operations for the year just ended) and approximately $300,000 in dividends subsequent to April 30, 2006, the level of cash is significantly higher than any time in the last 25 years while short term debt, other than construction financing, is nonexistent at this time.  The last portion of the Bangor sale may yield an additional $3,000,000 in net proceeds in fiscal 2007.

The Company currently has an open line of credit in the amount of $1,500,000.  Prior to the sale of Bangor, $700,000 was outstanding which was repaid from the closing.  Neil Ellis has personally guaranteed the line of credit.  Although we have been able to remove the personal guarantee of Neil Ellis from most of our long term debt, certain construction lenders and otherwise unsecured lenders still require his guarantee.

The following schedule outlines our long-term obligations as of April 30, 2006:

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$40,102,741	$310,095	$1,303,945	$1,468,041	$37,020,660

Short-Term Debt	$663,635	$663,635

Purchase Obligations	$5,461,737	$5,461,737

Tenant Allowance	$990,000	$990,000

Total	$47,218,113	$7,425,467	$1,303,945	$1,468,041	$37,020,660

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

The estimates used in the preparation of the Consolidated Financial Statements are described below and in greater detail in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2006.  Certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued)

RESULTS OF OPERATIONS (continued):

Critical Accounting Policies and Estimates (continued)

determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company's Board of Directors and the Company's independent auditors.

Revenue Recognition

Construction Revenue - The Company is primarily involved in development of real estate for its own use. However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  A subsidiary, Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

Sale of Real Estate - The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.

Rental Income - Rental income is recognized on a straight line basis over the terms of the respective leases and is comprised of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.  In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", rental revenue is recognized on a straight-line basis over the terms of the respective leases.

Property Under Construction

The Company capitalizes all costs clearly associated with the property under construction.

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deposits, escrows, prepaid and deferred expenses in the consolidated balance sheets.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If development of the real estate commences, all of the accumulated costs are reclassed to property under construction in the consolidated balance sheets.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  Deferred financing costs include legal fees and other costs relating to the acquisition of debt financing.  Leasing and financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets and are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued)

RESULTS OF OPERATIONS (continued):

Marketable Securities (continued)

time of purchase and re-evaluates such determination at each balance sheet date.  As of April 30, 2006, investments are classified as held to maturity and consist of certificates of deposit valued at amortized cost, which approximates fair market value.

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

The Company currently has two unconsolidated operating partnerships accounted for under the Equity Method. The Company has a 50% interest in Cranston Parkade, LLC which in turn has an interest in Cranston/BVT Associates LP which owns a shopping center in Cranston, RI.  The Company also has a 50% interest in Dover Parkade, LLC which owns a shopping center in Dover Township, NJ.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, these partnerships are not consolidated.

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company's April 30 year-end.  Dover Parkade reports on an April 30 year-end.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued)

RESULTS OF OPERATIONS (continued):

Investment In Affiliated Partnerships

support to the partnerships.  As of April 30, 2006 and 2005, $5,528,843 and $1,443,419, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period.

SFAS 123R is effective at the beginning of the Company's next fiscal year that begins after June 15, 2005.  The Company will be required to adopt SFAS 123R in the first quarter of fiscal 2007.  The Company is evaluating the impact of the adoption of SFAS 123R on the Company's financial position and results of operations.

ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.

Qualitative

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is present primarily in the Company's borrowings, some of which have variable interest rates. The Company limits its exposure with the use of interest rate swaps.  To mitigate the exposure to unexpected changes in interest rates, interest rate swaps are used primarily to fix rates in order to hedge against rate movements on some of the Company's debt.

Quantitative

	Maturing less	Maturing greater
	than one year	than one year
Revolving line of credit and Long-term debt
Amount	$973,730	$ 39,792,646
Weighted average interest rate	5.61%	5.74%

Included in the above is variable rate debt of $11,337,886 for which the Company has a Swap Agreement with its Lender bank which fixes the interest rate to 6.11%.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data begin on page 23.  See the index to Financial Statements and Financial Statement Schedules in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures for year ended April 30, 2006.

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the operating effectiveness of our disclosure controls and procedures as of April 30, 2006.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weaknesses in our internal control over financial reporting as of April 30, 2006, we believe that the consolidated financial statements contained in this report

ITEM 9A.       CONTROLS AND PROCEDURES (continued):

present fairly our financial condition, the results of our operations and cash flows for the fiscal years covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to the Exchange Act.  This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

To assist in the assessment of the effectiveness of internal control over financial reporting the Company has hired an internal auditor.  That person will assess our controls using the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Management is attempting to put the Company in position to meet the upcoming requirements of the Sarbanes Oxley Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and subsidiaries (the "Company") as of April 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' deficiency, and cash flows for the years ended April 30, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for the years ended April 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
August 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the consolidated financial statements of First Hartford Corporation and subsidiaries (the "Company") as of April 30, 2006 and 2005, and for the years then ended, and have issued our report thereon dated August 23, 2006; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and subsidiaries, listed in item 15.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    /s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
August 23, 2006

Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032
Main Line: Toll Free: Fax: Web:	(860) 678-6000 (800) 286-KRCO (860) 678-6110 www.kostin.com

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

Farmington, Connecticut
July 27, 2004

Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032
Main Line: Toll Free: Fax: Web:	(860) 678-6000 (800) 286-KRCO (860) 678-6110 www.kostin.com

To The Shareholders of
  First Hartford Corporation and Subsidiaries
Manchester, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

We have audited the consolidated financial statements of First Hartford Corporation and Subsidiaries (the "Company") as of April 30, 2004 and for the years ended April 30, 2004 and 2003, and have issued our report thereon dated July 27, 2004;  such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and Subsidiaries, listed in Item 14.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Farmington, Connecticut
July 27, 2004

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2006 AND 2005

ASSETS

	2006	2005
		(Restated)

Real estate and equipment:
Developed properties	$33,574,457	$33,574,457
Equipment and leasehold improvements	377,433	268,088
	33,951,890	33,842,545
Less: accumulated depreciation and amortization	3,431,767	2,575,420
	30,520,123	31,267,125
Property under construction held for lease	3,323,517	- 0 -
Property under construction held for sale	76,003	8,203,715
	33,919,643	39,470,840

Cash and cash equivalents	5,144,743	2,367,434

Investment in marketable securities	2,520,014	- 0 -

Accounts and notes receivable, less allowance for doubtful accounts
of $30,000 and $1,600 in 2006 and 2005, respectively.	537,561	509,022

Derivative instruments - swap agreements	675,292	- 0 -

Deposits, escrows, prepaid and deferred expenses	4,343,168	3,659,911

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	344,228	259,675

Deferred tax assets, net	1,854,000	1,700,000
	$49,348,314	$47,976,547

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2006 AND 2005
(continued)

 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	2006	2005
		(Restated)
Liabilities:
Mortgages and notes payable:
Construction loan payable	$663,635	$4,424,409
Mortgages payable	40,102,741	39,549,494
Notes payable - other	- 0 -	2,082,130
	40,766,376	46,056,033

Accounts payable	1,449,628	1,170,949
Accrued liabilities	1,725,213	687,394
Deferred income	566,515	123,402
Other liabilities	5,647,434	1,449,020
Due to related parties and affiliates	67,795	83,954
	50,222,961	49,570,752
Minority interest	- 0 -	- 0 -
Commitments and contingencies

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	- 0 -	- 0 -
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 in 2006 and 2005, outstanding 3,046,279 and 3,083,241 in 2006 and 2005, respectively	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(7,216,965)	(7,901,459)
Unearned stock compensation	- 0 -	(128,646)
Accumulated comprehensive income	- 0 -	- 0 -
	1,137,755	324,615
Less: Treasury stock, at cost, 252,330 and 215,368 shares in
2006 and 2005, respectively	2,012,402	1,918,820
	(874,647)	(1,594,205)
	$49,348,314	$47,976,547

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

	2006	2005	2004
		(Restated)
Revenues:
Sale of real estate	$26,736,977	$128,500	$73,096
Rental income	5,582,302	4,729,394	2,270,475
Service income	1,400,064	228,818	152,091
Other	156,330	165,738	182,573
	33,875,673	5,252,450	2,678,235

Operating costs and expenses:
Cost of sales, real estate	21,318,138	37,979	15,771
Rental expenses	2,693,228	2,241,171	888,587
Service	654,232	98,656	63,464
Selling, general and administrative	4,928,593	3,063,293	2,215,554
	29,594,191	5,441,099	3,183,376

Income (loss) from operations	4,281,482	(188,649)	(505,141)

Non-operating income (expense)
Gain on derivatives	675,292	15,785	134,991
Non-recurring items, net	(101,500)	632,781	60,734
Interest expense	(1,862,354)	(1,588,141)	(918,449)
	(1,288,562)	(939,575)	(722,724)

Income (loss) before income taxes	2,992,920	(1,128,224)	(1,227,865)

Provision for (benefit from) income taxes	(85,189)	(786,413)	865,104

Income (loss) before minority interest and equity in
(losses) earnings of unconsolidated subsidiaries	3,078,109	(341,811)	(2,092,969)

Minority interest in income of consolidated joint ventures	(250,000)	(498,571)	(89,179)
Equity in (losses) earnings of unconsolidated subsidiaries	(2,143,615)	389,294	356,823

Income (loss) from continuing operations	684,494	(451,088)	(1,825,325)

Discontinued operations
Sale of shopping center	- 0 -	- 0 -	18,858,936
Cost of shopping center	- 0 -	- 0 -	(12,173,039)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004
(continued)

	2006	2005	2004
		(Restated)

Federal & state tax	- 0 -	- 0 -	(410,000)
Gain on sales (net of tax)	- 0 -	- 0 -	6,275,897
Operating gain on shopping center	- 0 -	- 0 -	182,498
Net gain	- 0 -	- 0 -	6,458,395

Net income (loss) before other comprehensive income	684,494	(451,088)	4,633,070

Other comprehensive (loss) income, net of taxes:	- 0 -	(3,661)	3,661

Comprehensive income (loss)	$684,494	($454,749)	$4,636,731

Net income (loss) per share before discontinued items	$.22	$(.15)	$(.59)

Net income per share - discontinued items	- 0 -	- 0 -	$2.09

Net income (loss) per share - basic	$.22	$(.15)	$1.50

Net income (Loss) per share - diluted	$.21	$(.15)	$1.50

Shares used in basic per share computation	3,055,502	3,083,241	3,089,985
Shares used in diluted per share computation	3,213,830	3,083,241	3,089,985

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

		Capital		Unearned	Accumulated
	Common	in Excess		Stock	Comprehensive	Treasury
	Stock	of Par	Deficit	Compensation	Income	Stock	Total

Balance, April 30, 2003	$3,322,213	$4,857,645	$(12,083,441)	$-0 -	$-0 -	$(2,068,124)	$(5,971,707)

Issuance of Stock Options	- 0 -	325,000	- 0 -	(325,000)	- 0 -	- 0 -	- 0 -

Amortization of Unearned
Stock Compensation	- 0 -	- 0 -	- 0 -	33,854	- 0 -	- 0 -	33,854

Comprehensive Income	- 0 -	- 0 -	4,633,070	- 0 -	3,661	- 0 -	4,636,731

Balance, April 30, 2004	3,322,213	5,182,645	(7,450,371)	(291,146)	3,661	(2,068,124)	(1,301,122)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	(834)	(834)

Adjustments to Capital Stock	(23,604)	(126,534)	- 0 -	- 0 -	- 0 -	150,138	- 0 -

Amortization of Unearned
Stock Compensation	- 0 -	- 0 -	- 0 -	162,500	- 0 -	- 0-	162,500

Comprehensive Loss - Restated	- 0 -	- 0 -	(451,088)	- 0 -	(3,661)	- 0 -	(454,749)

Balance, April 30, 2005 - Restated	3,298,609	5,056,111	(7,901,459)	(128,646)	- 0 -	(1,918,820)	(1,594,205)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	(93,582)	(93,582)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004
(continued)

		Capital		Unearned	Accumulated
	Common	in Excess		Stock	Comprehensive	Treasury
	Stock	of Par	Deficit	Compensation	Income	Stock	Total

Amortization of Unearned
Stock Compensation	- 0 -	- 0 -	- 0 -	128,646	- 0 -	- 0 -	128,646

Comprehensive Income	- 0 -	- 0 -	684,494	- 0 -	- 0 -	- 0 -	684,494

Balance, April 30, 2006	$3,298,609	$5,056,111	$(7,216,965)	$- 0 -	$- 0 -	$(2,012,402)	$(874,647)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

	2006	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$684,494	$(451,088)	$4,633,070
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Equity in losses (earnings) of unconsolidated subsidiaries	2,143,615	(389,294)	(356,823)
Minority interest in income of consolidated joint ventures	250,000	498,571	89,179
Gain on sale of real estate	(5,418,839)	- 0 -	(6,685,897)
Depreciation	856,347	642,231	508,777
Amortization	206,277	248,198	98,639
Deferred income taxes	(154,000)	(800,000)	800,000
Amortization of unearned stock compensation	128,646	162,500	33,854
Gain on derivatives	(675,292)	(15,785)	(134,991)
Realized gain on sale of marketable securities	- 0 -	(3,661)	- 0 -

(Increase) decrease in:
Accounts and notes receivables, net	(28,539)	402,879	333,170
Deposits, escrows, prepaid and deferred expenses	(889,534)	(1,419,095)	(1,398,189)

Increase (decrease) in:
Accrued liabilities	1,037,819	115,565	77,316
Accrued cost of derivatives	- 0 -	(163,274)	- 0 -
Other liabilities	365,854	1,277,316	144,837
Deferred income	443,113	44,748	(186,813)
Accounts payable	278,679	(566,263)	(360,081)

Net cash provided by (used in) operating activities	(771,360)	(416,452)	(2,403,952)
The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004
(continued)

	2006	2005	2004
Cash flows from investing activities:		(Restated)
Distributions from affiliates, net	1,688,945	229,854	1,061,598
(Investment in) proceeds from sale of marketable securities	(2,520,014)	676,680	(673,019)
Purchase of equipment and leasehold improvements	(109,345)	(147,157)	(9,258)
Proceeds from sale of real estate	26,736,977	- 0 -	18,858,936
Additions to developed properties and properties under construction	(16,513,943)	(17,504,039)	(16,377,312)
Net cash provided by (used in) investing activities	9,282,620	(16,744,662)	2,860,945

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(250,000)	(517,750)	(70,000)
Purchase of treasury stock	(93,582)	(834)	- 0 -
Proceeds from:
Construction loan payable	13,754,142	6,766,433	6,013,935
Mortgage payable	846,871	28,011,784	12,862,000
Notes payable	- 0 -	722,077	- 0 -
Advances from related parties and affiliates, net	- 0 -	694,598	- 0 -
Principal payments on:
Construction loan payable	(17,514,916)	(7,905,500)	(925,086)
Mortgage payable	(293,624)	(9,515,742)	(15,158,502)
Notes payable	(2,082,130)	(226,548)	(782,188)
Advances to related parties and affiliates, net	(100,712)	- 0 -	(926,173)
Net cash (used in) provided by financing activities	(5,733,951)	18,028,518	1,013,986

Net increase in cash and cash equivalents	2,777,309	867,404	1,470,979
Cash and cash equivalents, beginning of year	2,367,434	1,500,030	29,051

Cash and cash equivalents, end of year	$5,144,743	$2,367,434	$1,500,030

Cash paid during the year for interest	$1,872,361	$1,736,517	$898,746
Cash paid during the year for income taxes	22,185	11,321	100,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

1.             Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Hartford Corporation, its wholly owned subsidiaries and other controlled subsidiaries (collectively referred to as the "Company").  The Company records minority interest for the non-owned portion of consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale).

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Financial Statement Presentation

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had cash equivalents consisting of U.S. treasury securities and money market accounts which totaled approximately $3,960,000 at April 30, 2006.  The Company had no cash equivalents at April 30, 2005.

Revenue Recognition

Construction Revenue - The Company is primarily involved in the development of real estate for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected  in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  A subsidiary  Lead Tech, Inc., does lead and asbestos inspections and remediation and recognizes revenue as services are provided.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

1.             Summary of Significant Accounting Policies:

Revenue Recognition (continued):

Sale of Real Estate - The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. In 2006, the Company sold property under construction held for sale in Bangor, Maine with a book value of $21,318,138 for a sale price of $26,736,977.

Rental Income - Rental income is recognized on a straight line basis over the terms of the respective leases and consists of base rent, and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  Recoverable costs received before earned are included in deferred income and such amounts totaled $128,400 and $123,402 as of April 30, 2006 and 2005, respectively.  There are no contingent rents.

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

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, equipment and leasehold improvements, are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Property Under Construction

The Company capitalizes costs clearly associated with the property under construction.

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deposits, escrows, prepaid and deferred expenses in the consolidated balance sheets.  These costs would include option payments, attorney's fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If development of the real estate  commences, all of the  accumulated costs are  reclassed to  properties under construction in the consolidated balance sheets.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

1.            Summary of Significant Accounting Policies (continued):

Deferred Expenses (continued):

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  Deferred financing costs include legal fees and other costs relating to the acquisition of debt financing.  Leasing and financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets and are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The amortized balance of such costs amount to $1,805,907  and $1,999,058 as of April 30, 2006 and 2005, respectively.  Amortization expense was $206,277, $248,198 and $98,639 for 2006, 2005 and 2004, respectively.  Amortization expense for the next five years is expected to be as follows:

Year Ending April 30

2007	$203,074
2008	$205,663
2009	$201,227
2010	$186,324
2011	$182,360

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

The Company currently has two unconsolidated operating partnerships accounted for under the Equity Method. The Company has a 50% interest in Cranston Parkade, LLC which in turn has an interest in Cranston/BVT Associates LP which owns a shopping center in Cranston, RI.  The Company also has a 50% interest in Dover Parkade, LLC which owns a shopping center in Dover Township, NJ.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, these partnerships are not consolidated.

On April 28, 2005, Cranston Parkade, LLC purchased the remaining 50% interest in Cranston/BVT Associates, LP as well as the outstanding 50% interest in the General Partner CP/BVT, Inc., effectively giving the Company a 50% interest.  Cranston Parkade paid $6,000,000 for the interest it purchased which was paid out of a refinancing of the mortgage note payable secured by the shopping center.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

1.            Summary of Significant Accounting Policies (continued):

Investment in Affiliated Partnerships(continued):

The refinancing handled by Bear Sterns defeased a mortgage of $24,633,000 and had a cost of defeasance of approximately $1,930,000.  The new mortgage of $36,000,000 is due in 10 years with a 25 year amortization and has an interest rate of 5.603%.  Closing costs of approximately $235,000 included an environmental insurance policy of $104,000.

On June 7, 2005 Dover Parkade LLC refinanced its securitized mortgage.

The refinancing handled by Bear Stearns defeased a mortgage of $15,261,000 and had a cost of defeasance of approximately $3,075,000.  The new mortgage of $20,500,000 is due in 10 years with a 30 year amortization and has an interest rate of 5.358%.  Closing costs of approximately $234,000 included an environmental insurance policy of $102,000.

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company's April 30 year-end.  Therefore, the effect of the April 28, 2005 transaction was reflected in our second quarter ended October 31, 2005.  Dover Parkade reports on an April 30 year-end.  Primarily as a result of the refinancings discussed above the Company recorded equity in losses of unconsolidated subsidiaries of $2,143,615 for the year ended April 30, 2006.  See Note 12 for selected financial information of these significant unconsolidated subsidiaries.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of April 30, 2006 and 2005, $5,528,543 and $1,443,419, respectively, is  included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

1.             Summary of Significant Accounting Policies (continued):

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established a single accounting model for the impairment or disposal of long-lived assets such as real estate and equipment including discontinued operations.  SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in these consolidated statements of operations and comprehensive income (loss) for all periods presented, and properties intended to be sold be designated as "held for sale" on the consolidated balance sheets.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date.  As of April 30, 2006, investments are classified as held to maturity and consist of certificates of deposit valued at amortized cost, which approximates fair market value.

Income Taxes

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

1.             Summary of Significant Accounting Policies (continued):

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period.

SFAS 123R is effective at the beginning of the Company's next fiscal year that begins after June 15, 2005.  The Company will be required to adopt SFAS 123R in the first quarter of fiscal 2007.  The Company is evaluating the impact of the adoption of SFAS 123R on the Company's financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the current year presentation.

2.             Restatement:

The Company has restated its April 30, 2005 consolidated financial statements, by removing from the consolidated balance sheet a minority interest asset in the amount of $283,869 which was created as a result of distributions paid to the minority investor in excess of the minority's investment.  The Company has concluded that any loss allocation, including distributions, which exceed the minority's investment should be charged against the Company's majority interest.  The expensing of the minority interest of $283,869 increased the net loss per share by (.09).

The following table presents the effect of the restatement on the accompanying consolidated financial statements as of and for the year ended April 30, 2005.

	As Previously Reported	Restatement	As Restated
Consolidated Balance Sheet

Minority interest	$(283,869)	$283,869	$- 0 -
Deficit	(7,617,590)	(283,869)	(7,901,459)

Consolidated Statement of Operations and Comprehensive Income (Loss)

Minority interest in income of consolidated joint Ventures	$(214,702)	$(283,869)	$(498,571)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

2.               Restatement (continued):

	As Previously Reported	Restatement	As Restated

Net loss	$(167,219)	$(283,869)	$(451,088)
Comprehensive loss	$(170,880)	$(283,869)	$(454,749)

Net loss per share	$(0.05)	$(0.09)	$(0.14)

3.                Construction Loans, Mortgages, and Notes payable:

	2006	2005
Construction Loans and Mortgage notes ranging from a low of 5.52% to 7.00% at April 30, 2006. Maturities are at various dates through 2030. The loans and notes are secured by the respective real estate and in some cases guarantees of the President of the Company (see Note 4). A loan on a property in North Adams, MA in the amount of $8,708,655 will bear interest only from free cash flow, as defined, until development of the project is completed.	$40,766,376	$43,973,903

Notes payable to certain unrelated parties with interest at market rates.	- 0 -	1,888,658

Notes payable to an affiliate, unsecured and non-interest bearing with no specific repayment terms.	- 0 -	193,472

	$40,766,376	$46,056,033

For the years ended April 30, 2006 and 2005, the Company capitalized interest charges for properties under construction totaling $549,320 and  $61,866, respectively.

Aggregate principal payments due on the above debt during the next five years are as follows:

Year Ending April 30

2007	$973,730
2008	587,328
2009	716,617
2010	747,542
2011	720,499
Thereafter	37,020,660
$40,766,376
37

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

4.             Pledge of Stock Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of  the President of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee but it continues to be a necessary component to most construction loans.  In the past, the Company has disclosed stock pledges of subsidiaries to the President of the Company as protection from personal losses due to his guarantees.  These pledges will stay in place until the guarantees are eliminated.

The President of the Company has guaranteed the following outstanding amounts:

Construction Loan for Cranston Police Station	$ 663,635
Loan for Katharine Gibbs College Buildings - 5% of loan	567,000
Mortgage - Corporate office	305,000
Open Letter of Credit - Cranston Police Station	1,000,000*
Line of Credit - Operating	1,500,000*
* No amounts are outstanding as of April 30, 2006.

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

5.             Related Party Transactions:

Amounts included in revenue resulting from transactions with companies owned by the President of the Company, and his wife include Lubbock Parkade LLP (in which the Company has a 2% minority interest).

	2006	2005	2004
Management Fees	$56,938	$46,862	$52,997
Service Fees	19,625	11,220	8,865
Total	$76,563	$58,082	$61,862

Richmond Realty, LLC is owned by the Company's Vice President and his wife.  Its income and expenses are not considered material and are not included in the Statement of Operations of First Hartford Corporation.

6.             Stock Option Plan:

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 of which $128,646, $162,500, and $33,854 has been expensed in 2006, 2005, and 2004, respectively.  The put option expires 5 years after the stock option is fully vested.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

6.             Stock Option Plan (continued):

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

Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date of the awards under the plan consistent with the methodology of SFAS No. 123, the Company's net income (loss) would have been adjusted to reflect the following pro forma amounts:

	2006	2005	2004
Net income (loss):
As reported	684,494	(451,088)	4,633,070
Effect of stock-based employee compensation
expense determined under fair valuation
method for all awards, net of any related tax effects	(109,275)	(145,700)	(36,425)
Pro forma	575,219	(596,788)	4,596,645

Net income per common share:
Basic earnings per share:
As reported	.22	(.15)	1.50
Pro forma	.19	(.19)	1.49

Diluted earnings per share:
As reported	.21	(.15)	1.50
Pro forma	.18	(.19)	1.49

A summary of the status of the Company's stock option plan as of April 30, 206, 2005, and 2004, and changes during the years then ended is presented below.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

6.            Stock Option Plan (continued):

	2006		2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	250,000	$1.10	- 0 -	$ - 0 -
Granted	- 0 -	- 0 -	- 0 -	- 0 -	250,000	1.10
Outstanding at end of year	250,000	$1.10	250,000	$1.10	250,000	$1.10

Options exercisable at year end	250,000		- 0 -		- 0 -

7.             Non-Recurring Items:

Amounts recorded as non-recurring items are as follows:

	2006	2005	2004
Income
Gain on settlement of litigation	$ - 0 -	$807,950	$ - 0 -
Gain on write off of prior period liabilities	- 0 -	- 0 -	137,646
Expense
Early retirement of debts	- 0 -	(159,084)	- 0 -
Other	- 0 -	(16,085)	- 0 -
Write off of financing fees	(101,500)	- 0 -	(76,912)
	$(101,500)	$632,781	$ 60,734

Gain on write off of prior period liabilities is a result of recording contested invoices, which were not ultimately paid.

8.             Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company will match up to 3% of each participating employee's annual salary.  Pension expense was $41,517, $31,069 and  $24,044 for 2006, 2005 and 2004, respectively.

9.             Income Taxes:

The provision for (benefit from) income taxes is comprised of the following:

	2006	2005	2004
Current provision for state taxes	$ 58,811	$ 2,266	$ 375,104
Current provision for federal income tax	10,000	11,321	100,000
40

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

9.                Income Taxes (continued):

	2006	2005	2004
Deferred income taxes benefit	(154,000)	(800,000)	800,000
	$(85,189)	$(786,413)	$1,275,104
The components of the net deferred tax asset are as follows:

	2006	2005	2004
Tax effect of net operating loss carry forward	$2,318,000	$2,500,000	$2,250,000
Valuation allowance	(464,000)	(800,000)	(1,350,000)
	$1,854,000	$1,700,000	$900,000

The Company will only recognize a deferred tax asset when, based on upon available evidence, realization is more likely than not.  In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.  As of April 2006 and 2005, the Company concluded that it was more likely than not that the Company would realize $1,854,000 and $1,700,000, respectively, in deferred tax assets.  Accordingly, the Company reduced its valuation allowance by $336,000 and $550,000 in 2006 and 2005, respectively.

10.           Income (Loss) Per Share:

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method).

	Year Ended April 30
Numerator	2006	2005	2004
Net income (loss)	$684,494	$(454,749)	$(1,821,664)

Denominator
Weighted average number of shares outstanding	3,055,502	3,083,241	3,089,985
Effect of dilutive options outstanding	158,328	0	0
Denominator for diluted earning per share	3,213,830	0	0
Net income per share - basic	.22	(.15)	(.59)
Net income per share - diluted	.21	0	0

All outstanding options vested February 11, 2006.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

11.           Leases:

The Company leases commercial real estate under various operating leases expiring in various years through 2027.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2006 for each of the next five years are as follows:

Year Ending April 30
2007	$4,489,563
2008	$4,596,707
2009	$4,234,960
2010	$4,116,659
2011	$4,076,946

12.           Investments in Affiliates:

The Company has investments in four unconsolidated noncorporate joint ventures, three of which own shopping centers.  Dover Parkade, LLC, Cranston Parkade, LLC and Trolley Barn Associates are accounted for on the Equity Method. Hartford Lubbock Parkade, LLP is accounted for at cost.

Selected information is as follows:

Dover - New Jersey:

Operating property.
Operating data - April 30.
Company ownership - 50% investment at inception was $147,500.

	2006 (Audited)	2005 (Audited)	2004 (Audited)

Assets	$14,174,474	$14,677,976	$14,216,995
Liabilities	20,478,645	15,847,153	15,742,400
Members' deficit	(6,304,171)	(1,169,177)	(1,525,405)
Revenue	2,597,525	2,467,442	2,504,551
Operating expenses	967,949	952,568	1,031,816
Non-operating income (expense)	(4,169,910)	(1,129,007)	(1,143,553)
Net (loss) income	(2,540,334)	385,867	329,182

The property's major tenant is Stop & Shop, which provided 53% of the total revenue in fiscal 2006 under a lease that expires June 30, 2026.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

12.           Investments in Affiliates (continued):

Cranston - Rhode Island:

Operating Property.
Operating data - December 31
Company ownership - 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% in April, 2005.

	2005 (Audited)	2004 (Audited)	2003 (Audited)

Assets	$26,840,379	$27,556,861	$27,880,440
Liabilities	36,538,661	25,401,567	25,499,182
Partners (deficit) capital	(9,698,282)	2,155,294	2,381,258
Revenue	5,008,186	4,677,425	4,593,231
Operating expenses	2,432,509	2,181,244	2,076,130
Non-operating income (expense)	(4,228,076)	(1,692,600)	(1,701,836)
Net (loss) income	(1,652,399)	803,581	815,265

The property has two major tenants, Stop & Shop and Kmart which provided approximately 65% of total revenue in 2005 under leases that expire October 30, 2021 and May 30, 2027, respectively.

Lubbock - Texas:

The Company owns a 1.99% general partner interest in the partnership which is managing agent for a shopping center in Lubbock, Texas.  The remaining interest is owned by Lubbock Parkade, Inc., a wholly owned subsidiary of Journal Publishing, Inc., which is owned by the Company's president and his wife.

Trolley Barn:

The Company owns a 50% interest in the partnership that owns 7 acres of vacant land in Cranston, Rhode Island.  The property had a building which was demolished so that the property could be developed.

13.           Financial Instruments:

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts and notes receivable.

The Company places its cash deposits, including investments in certificates of deposit, with high credit quality financial institutions.  Bank deposits will usually be in excess of the federal depository insurance limit.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

13.           Financial Instruments (continued):

Concentrations of Credit Risk (continued):

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts and notes receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Approximately 26% and 33% of the Company's rental income is from Katharine Gibbs College in 2006 and 2005, respectively.

Fair Value of Financial Instruments

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

Cash, marketable securities, accounts and notes receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgages and notes payable: The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company's current incremental borrowing rate.

14.           Derivative Instruments:

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by executing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new mortgage rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.  At April 30, 2006, the fair value of the swap contract was in a favorable position of $297,540 and is recorded as a derivative instrument asset in the consolidated balance sheet with the related gain for the year ended April 30, 2006 recorded in the consolidated statement of operations and comprehensive income (loss).

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The lease contains a bargain purchase option which will require that it be accounted for as a capital lease.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and effectively converts to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has become liable for a swap contract entered into by the bank which effectively converts the mortgage to a rate of 6.41%.  At April 30, 2006, the fair value of the swap contract was in a favorable position of $377,752 and is

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

14.          Derivative Instruments (continued):

recorded as a derivative instrument asset in the consolidated balance sheet with the related gain for the year ended April 30, 2006 recorded in the consolidated statement of operations and comprehensive income (loss).

15.           Litigation:

Richard E. Kaplan v. First Hartford Corporation

The Massachusetts Proxy Related Shareholder Lawsuit(s):

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

On March 8, 2006, Mr. Kaplan filed another suit against the Company in the same court styled as Civil Action No. 06-10424 WGY (United States District Court for the District of Massachusetts) making essentially the same claims as the first and second suits but now with respect to Company's November 30, 2005 shareholder meeting.  At the November 30, 2005 meeting, consistent with the recommendations of the Board of Directors, the shareholders voted to re-elect the same Board of Directors and also voted to approve ratification of the previously approved Employee Stock Option Plan together with certain related stock option grants and employee put options.

In 2006, the District Court Judge ultimately agreed to consolidate the 2006 lawsuit with the prior two lawsuits (which had previously been consolidated on July 12, 2005).

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

15.           Litigation (continued):

Richard E. Kaplan v. First Hartford Corporation (continued):

The Massachusetts Proxy Related Shareholder Lawsuit(s) (continued):

On May 15 and 16, 2006, Mr. Kaplan and the Company appeared before the United States District Court District of Massachusetts (the "Court") in a bench trial consolidating the three Massachusetts lawsuits.  The Court concluded that (i) the misstatements and omissions in question only exceeded the materiality threshold by a narrow margin, (ii) the non-disclosures were rendered less severe by virtue of the Company's financial status when made, (iii) there is no evidence that shareholders would have voted differently if more complete disclosures would have been made, and (iv)  many of the plaintiff's claims were rendered moot by the passage of time and the efforts of the Company to provide more accurate disclosures with each successive period stated.  Accordingly, the Court granted the plaintiff only prospective relief consisting of an order that future proxy statements shall comply with the Court's decision and that the Company shall provide a copy of the Court's decision with its next proxy statement.

On July 24, 2006 Plaintiff has filed a motion for award of attorney's fee and expenses seeking approximately $330,000.  The Company has objected to the motion which the Company believes has been ruled upon, but the matter is being considered by the Court.

The Maine Shareholder Lawsuit

The same shareholder who was the plaintiff in the above described Massachusetts lawsuits (Richard E. Kaplan) has also filed a separate complaint against both the Company and Neil H. Ellis individually.

The complaint was filed in the United States District Court for the District of Maine on or about September 15, 2005 and is styled as Kaplan v. First Hartford Corporation and Neil Ellis, No. 05-144-DBH.

The complaint alleges that the Company, under the direction and control of [Neil] Ellis, has acted and continues to act in ways that are illegal, oppressive and fraudulent.  The core of the allegations appear to maintain that the Company has been hurt because of alleged self-dealing and/or usurpation of Company opportunities by Mr. Ellis to his personal benefit.

The lawsuit seeks relief in equity pursuant to Maine statutes 13-C M.R.S.A. Sections 1430, 1431 (3) and 1433 or alternatively per 13-C M.R.S.A. Sections 1430 and 1434.  The relief sought seeks several possible remedies including recovery of unspecified damages for alleged wrong doing, purchase of the plaintiff shares (or other shareholders wanting to sell) for an unspecified "fair value", the rescission of certain unspecified transactions between the Company and Mr. Ellis and related entities or the liquidation of the Company.  The complaint also sought to have a receiver appointed to run the Company pending the outcome of the litigation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

15.           Litigation (continued):

Richard E. Kaplan v. First Hartford Corporation (continued):

The Maine Shareholder Lawsuit (continued):

The Company expects a trial on the merits to occur within the next few months and strongly believes it will prevail.  The Company does not believe there is any likelihood that a receiver will be appointed pending the trial as requested in the Complaint.

Other Proceedings

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

16.           Subsequent Events:

On May 30, 2006, the Board of Directors declared a special cash dividend of $.10 (ten cents) per share for stockholders of record on June 16, 2006, payable on June 30, 2006.  Prior to that dividend payout, the Company had not paid a dividend on its shares of common stock for at least 25 years.  The amount and timing of any dividend and the determination of when to declare any dividends is subject to the discretion of the Company's Board of Directors depending on the Company's future results of operations, financial condition, capital requirements, and other factors deemed relevant by the Board.

17.        Quarterly Data (unaudited):

Following are summaries of quarterly consolidated balance sheet, operating and per share data for the years ended April 30, 2006 and 2005.  Except for the quarters ended April 30, 2006 and July 31, 2004, the information in these periods is restated as indicated (see Note 2 for a more complete description of the restatement and the impact as of and for the year ended April 30, 2005.)  Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter.  Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the per share net loss for the respective total years reported elsewhere in this report.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

17.        Quarterly Data (unaudited) (continued):

Quarters Ended
	April 30, 2006	January 31, 2006		October 31, 2005		July 31, 2005
		(in thousands, except per share data)
		Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Fiscal 2006
	(1)
Revenues	$28,658	$1,580	$1,580	$1,953	$1,953	$1,684	$1,684
Cost & Expenses	24.285	2,232	1,832	2,136	1,811	2,460	1,666
Net income (loss)	4,093	(765)	(989)	(659)	(635)	(1,734)	(1,784)
Net income (loss) per common share basic diluted	1.34 1.27	(.25) (.25)	(.32) (.32)	(.22) (.22)	(.21) (.21)	(.56) (.56)	(.58) (.58)

Balance Sheet
(Minority Interest)		534	- 0 -	310	- 0 -	334	- 0 -
(Deficit)		(10,776)	(11,310)	(10,010)	(10,320)	(9,352)	(9,691)

Quarters Ended
	April 30, 2005		January 31, 2005		October 31, 2004		July 31, 2004
		(in thousands, except per share data)
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported
Fiscal 2005
	(2)
Revenues	$2,168	$1,320	$1,501	$1,360	$1,309	$1,224	$1,348
Cost & Expenses	2,124	1,687	2,128	1,497	1,464	1,099	1,158
Net income (loss)	795	624	(615)	(658)	(233)	(303)	(114)
Net income (loss) per common share basic diluted	.26	.20	(.20)	(.21)	(.08)	.10	.04

Balance Sheet
(Minority Interest)	284	- 0 -	113	- 0 -	70	- 0 -	- 0 -
(Deficit)	(7,618)	(7,901)	(8,413)	(8,525)	7,776	7,846

(1)    In the fourth quarter of Fiscal 2006 the Company sold property under construction held for sale in Bangor, Maine for a sale price of $26,736,977.

(2)    The Company had a gain of approximately $808,000 from settlement of a lawsuit with Wal-Mart and a benefit from income taxes for $800,000.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)            Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	78	President	1966 - Present

Stuart I. Greenwald	64	Treasurer/Secretary	1980 - Present

David B. Harding	61	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)           Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	78	President	1966 - Present

Stuart I. Greenwald	64	Treasurer/Secretary	1980 - Present

David B. Harding	61	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)        Identification of Certain Significant Employees

            Not Applicable.

(d)        Family Relationships

            There are no family relationships among any directors or executive officers.

(e)        Business Experience

1.       The following is a brief description of the background of each director or executive officer:

Mr. Ellis has been President of the Company for more than five years.  He is also President and Director of Green Manor Corporation, a holding company, owned by him and his wife.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued):

(d)          Business Experience (continued):

Mr. Greenwald has been Treasurer of the Company for more than five years and also holds the position of Secretary.

Mr. Harding has been a Vice President of the Company for more than 5 years.  Additionally, he has been the President or Vice President of Richmond Realty, LLC ("Richmond") a Real Estate Management Company owned by he and his wife since January 1996.  Prior to that, he had worked for the Company in the area of finance for three years.  In the past, Richmond has managed certain properties of the Company, currently it only manages property of others.

2.     Directorships:

No directors hold any other directorships, except directorships in subsidiaries of the Company and the aforementioned Green Manor Corporation and Richmond Realty, LLC.

(f)            Involvement in Certain Legal Proceedings:

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

(g)           Promoter and Control Persons:

None

(h)           Audit Committee Financial Expert:

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

(i)            Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued):

(i)             Beneficial Ownership Reporting Compliance (continued):

beneficial ownership of the Company's equity securities on Forms 4 or 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company's directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2006, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act, except that Neil Ellis filed a late Form-4 on January 4, 2006 reporting a December 16, 2005 purchase of 1,000 shares by his wife.

(j)             Code of Ethics

The Company's Code of Ethics was included in the second quarter 10-Q filed on December 19, 2005.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus	All Other Compensation (5)
Neil H. Ellis Director, President & CEO	2006	$202,126	$400,000(1)	$ 732(2)
	2005	$200,000	$ 10,000	$1,515
	2004	$200,000	-	$1,515
Stuart Greenwald Director, Treasurer & Secretary	2006	$121,520	$150,000(1)	$4,958(3)
	2005	$120,016	$ 10,000	$5,376
	2004	$103,333	-	$ 4,576

David B. Harding	2006	$154,824	$150,000(1)	$6,326(4)
Director, Vice President	2005	$152,459	$ 10,000	$ 6,991
	2004	$142,272	-	$ 6,386

(1)            All bonuses were accrued as of April 30, 2006 and paid after year end except for $50,000 paid to Mr. Ellis prior to year end.

(2)            Represents the amount of life and disability insurance premiums paid by First Hartford with respect to Mr. Ellis.

ITEM 11.        EXECUTIVE COMPENSATION (continued):

(3)            $3,645 represents the matching contribution to First Hartford's IRA and $1,313 represents the amount of life and disability insurance premiums paid by First Hartford with respect to Mr. Greenwald.

(4)           $4,645 represents the matching contribution to First Hartford's IRA and $1,681 represents the amount of life and disability insurance premiums paid by First Hartford with respect to Mr. Harding.

(5)           To assist management of the Company in carrying out its responsibility and to improve job performance, the Company provides certain of its officers with automobiles.  The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles.  However, after reasonable inquiry, the Company has concluded that the amount of any such personal benefit is immaterial and does not in any event exceed $10,000 to any officer.  No provision has therefore been made for any such benefit.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has not entered into any employment contracts, termination of employment or change-in-control arrangements during the last fiscal year.

Pricing of Options

No options have been repriced during the last fiscal year.

Options Exercised in Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at April 30, 2006 Exercisable/Unexercisable(1)
Neil H. Ellis	-0-	-0-	-0-	-0-
Stuart I. Greenwald	-0-	-0-	50,000	$95,000
David B. Harding	-0-	-0-	50,000	$95,000

(1)           Nonqualified stock options to purchase 50,000 shares of common stock were granted to Mr. Greenwald and Mr. Harding on February 11, 2004.  The options became exercisable on February 11, 2006.  The options include a "put option" that requires First Hartford to purchase the exercised shares for $1.30 in excess of the grant price.  The put option expires five years after the stock options are fully exercisable.

Long Term Incentive Plan Awards

There have been no awards under any long term incentive plans during the last completed fiscal year.

Compensation of Directors

The directors have not received any compensation for their capacity as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)                Security Ownership of Certain Beneficial Owners:

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding shares of common stock:

Title	Name & Address of	Amount and Nature
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Neil H. Ellis	1,327,587 (1)	40.3%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	Richard Kaplan	591,254 (2)	17.9%
	2345 Washington St.
	Newton, MA 02462

Common Stock	David Kaplan	56,151 (2)	1.7%
	257 East Center St.
	Manchester, CT 06040

Common Stock	John Filippelli	244,758 (3)	7.4%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	174,137	5.3%
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(b)        Security Ownership of Directors and Executive Officers:

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title	Name & Address of	Amount and Nature
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,327,587(1)	40.3%

Common	All Directors and Officers As a Group (3 in number)	1,427,587 (4)	43.3%

(4)  Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart Greenwald.

(c)        Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

(d)        Equity Compensation Plan Information

Information for our equity compensation plans in effect as of April 30, 2006 is as follows: (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	250,000	$1.10 (1)	750,000
Equity compensation plans not approved by security holders	0	0	0
Total...........	250,000	$1.10	750,000

(1)  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The put option expires five years after the stock options become exercisable.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)        Notes Payable - Other, which were due to Journal Publishing in the amount of $193,000 at April 30, 2005 were paid in their entirety during the year ended April 30, 2006.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued):

(b)           Certain Business Relationships
Refer to (a) above.

(c)            Indebtedness of Management
There is none.

(d)           Transactions with Promoters
There are none.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2006 and 2005 to First Hartford's principal accounting firm, Carlin, Charron & Rosen, LLP.

	2006	2005
Audit Fees	$80,000	$55,000
Audit Related Fees	22,617	-0-
Tax Fees	-0-	-0-
All Other Fees	6,895	-0-
Audit Related Fees
Audit fees - unconsolidated subsidiaries	$18,000
Accounting research	$4,617
	$22,617
All other fees
Assistance with SEC comment letters	$6,895

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES (continued):

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

Based on the review and discussions described above, the Board of Directors approved the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Neil H. Ellis
Stuart I. Greenwald
David B. Harding

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Pages
(a)	(1)	The following financial statements are
		included in Part II, Item 8:

		Financial Statements:
		Reports of Independent Registered Public Accounting Firm	19-22

		Consolidated Balance Sheets - April 30, 2006 and 2005	23-24

		Consolidated Statements of Operations and Comprehensive Income (Loss)
		For the Years Ended April 30, 2006, 2005 and 2004	25-26

		Consolidated Statements of Changes in Shareholders' Deficiency For
		the Years Ended April 30, 2006, 2005 and 2004	27-28

		Consolidated Statements of Cash Flows For the Years
		Ended April 30, 2006, 2005 and 2004	29-30

		Notes to Consolidated Financial Statements	31-48

	(2)	The following financial statement schedules for the year
		ended April 30, 2006 are submitted herewith:

		Reports of Independent Registered Public Accounting Firms on
		Financial Statements Schedules:

		Schedule II - Valuation and Qualifying Accounts	61

		Schedule III - Real Estate and Accumulated Depreciation	62

		Schedule IV - Mortgage Loans on Real Estate	63

		All other schedules are omitted because they are not required, not applicable,
		or the information is otherwise shown in the financial statements or notes thereto.

 (b)       Exhibits

(3)	Articles of Incorporation and by-laws.

Exhibit (3) to Form 10-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

(4)	Instruments defining the rights of security holders, including Indentures.
Not Applicable.

(5)	Voting Trust Agreement.

Not Applicable.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(6)	Material Contracts.

Not Applicable.

	(7)	Statement regarding computation of per share earnings.

Not Applicable.

	(8)	Statement regarding computation of ratios.

Not Applicable.

	(9)	Annual Report to Security Holders, Form 10-Q or Quarterly Report
To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President's letter attached as Exhibit 13.

	(10)	Letter regarding change in accounting principle.
Not Applicable.

	(11)	Previously Unfilled Documents.

Not Applicable.

	(12)	Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas
		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

		DE 150	Delaware

		Brewery Parkade, Inc.	Rhode Island

		Cranston Parkade, LLC	Rhode Island
58

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(12)	Subsidiaries of the Registrant (continued).

	Tri-City Plaza, Inc.	New Jersey

	Bangor Parkade, Inc.	Maine

	1150 Union Street Corp.	Massachusetts

	CP Associates, LLC	Rhode Island

	Trolley Barn Associates, LLC	Rhode Island

	Main Street NA Parkade, LLC	Connecticut

	Connolly & Partners, LLC	Massachusetts

	Cranston/BVT Associates Limited Partnership	Rhode Island

(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

(14)	Power of Attorney.

Not Applicable.

(15)	Additional Exhibits.

Not Applicable

(16)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

(17)	Exhibit 31.1
(18)	Exhibit 31.2
(19)	Exhibit 32.1
(20)	Exhibit 32.2

(c)                                                  Other Financial Statements-Non-consolidated subsidiaries

                      Cranston/BVT Associates Limited Partnership
                      Dover Parkade LLC

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, Thereunto Duly Authorized.

Dated: August 31, 2006

FIRST HARTFORD CORPORATION

By:  /s/ Neil H. Ellis
         Neil H. Ellis
         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 31, 2006	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

August 31, 2006	/s/ Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director

First Hartford Corporation and Subsidiaries
Schedule II
Valuation And Qualifying Accounts
For The Years Ended April 30, 2006, 2005 and 2004

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts - describe		Deductions Describe	Balance at end of year

Year ended April 30, 2006:

Allowance for doubtful accounts receivable	$1,600	$28,400	$- 0 -		- 0 -	$30,000

Allowance for deferred tax assets	800,000	- 0 -	- 0 -	(b)	336,000	464,000

Year ended April 30, 2005:

Allowance for doubtful accounts receivable	31,600	- 0 -	- 0 -	(a)	30,000	1,600

Allowance for deferred tax assets	1,350,000	- 0 -	- 0 -	(b)	550,000	800,000

Year ended April 30, 2004:

Allowance for doubtful accounts receivable	70,600	- 0 -	- 0 -	(a)	39,000	31,600

Allowance for deferred tax assets	2,400,000	- 0 -	- 0 -	(c)	1,050,000	1,350,000

(a)     Write off of specific accounts receivable.

(b)     Change in valuation due to improvement of prospects of future utilization of net operating loss carry  forward.

(c)     Change in valuation due to utilization of net operating loss carry forward

First Hartford Corporation and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
April 30, 2006

Encumbrances			Initial Cost To Company		Gross Amount at Which Carried at Close of Period

Statement	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. In Latest Income Is Computed
Property Under Construction - held for lease

Police Station , RI	663,635	- 0 -	- 0 -	- 0 -	- 0 -	2,256,237	2,256,237	- 0 -
Shopping Center, MA	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	1,067,280	1,067,280	- 0 -

Property Under Construction - held for sale

Shopping Center, ME	- 0 -	- 0 -	150,000	- 0 -	- 0 -	76,003	76,003	- 0 -

Developed Properties

Shopping Centers: Connecticut	- 0 -	10,669,757	582,000	7,288,582	582,000	7,288,582	7,870,582	2,098,013	1990-1998	40 Years
Massachusetts	- 0 -	17,789,472	2,894,200	10,903,437	2,894,200	11,293,309	14,187,509	418,574	1981-2004	40 Years

College & Restaurant, RI	- 0 -	11,337,866	- 0 -	10,371,640	- 0 -	10,363,677	10,363,677	603,051	2004	40 Years

	$663,635	$39,797,095	$3,626,200	$28,563,659	$3,476,200	$32,345,088	$35,821,288	$3,119,638
		(1)					(2)

(1)       Does not include the mortgage on the building the Company's main office is in.

(2)       Does not include approximately $1,152,000 of tenant improvements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
APRIL 30, 2006

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Putnam Parkade, CT	5.52%	2014	$31,867 Principal & Interest Monthly	None	$5,600,000	$5,497,580	-
North Adams North Adams, MA	Pre-conversion rate 100% net cash flow, post conversion 5.50%	2030	100 % of net cash flow	None	10,581,000	8,708,655	-
Plainfield Parkade, CT	5.875%	2030	$ 33,177 Principal & Interest Monthly	None	5,300,000	5,172,177	-
Union Street West Springfield, MA	5.52%	2014	$52,637 Principal & Interest Monthly	None	9,250,000	9,080,817	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	305,646	-
Gibbs College	6.11%	2015	25 Year Amortization Starting 06/01/07	None	11,337,886	11,337,866	-
						$40,102,741

Balance at April 2003	$ 23,349,955
New Mortgage Loans	12,650,000
Principal Payments	(460,960)
Principal Reductions	(14,485,542)
Balance at April 30, 2004	21,053,453

New Mortgage Loans	28,011,784
Principal Payments	(665,350)
Principal Reductions	(8,850,393)

Balance at April 30, 2005	39,549,494
New Mortgage Loans	846,871
Principal Payments	(293,624)
Principal Reductions	- 0 -

Balance at April 30, 2006	$40,102,741

CRANSTON/BVT ASSOCIATES
LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building	16,774,205	16,774,205
Tenant improvements	280,945	280,945
	27,389,975	27,389,975
Less: accumulated depreciation and amortization	2,692,909	2,061,971
	24,697,066	25,328,004

Cash and cash equivalents	203,558	324,478
Tenant accounts receivable, less allowance for doubtful accounts
of $20,000 and $-0- in 2005 and 2004, respectively.	574,357	245,371
Rent receivable	603,945	432,957
Prepaid expenses	60,864	60,289
Mortgage escrows	213,403	479,241
Mortgage origination fees, net	219,561	387,363
Leasing commissions, net	267,625	299,158
	2,143,313	2,228,857

Total Assets	$26,840,379	$27,556,861

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Liabilities:
Mortgage note payable	$35,748,381	$24,755,978
Accounts payable	44,118	55,035
Accrued liabilities	482,758	298,483
Prepaid rents	218,840	247,507
Tenant security deposits	44,564	44,564
	36,538,661	25,401,567

Partners' (deficit) capital	(9,698,282)	2,155,294

Total Liabilities and Partners' (Deficit) Capital	$26,840,379	$27,556,861

 The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Rental income	$5,008,186	$4,677,425

Operating expenses:
Rental expense	1,423,327	1,140,497
Depreciation and amortization	727,804	808,368
Selling, general and administrative	97,270	50,593
Management fees - related party	184,108	181,786
	2,432,509	2,181,244

Income from operations	2,575,677	2,496,181

Non-operating income (expense)
Interest and other income	8,400	14,696
Interest expense	(1,969,256)	(1,707,296)
Loss on defeasance of debt	(2,267,220)	-
	(4,228,076)	(1,692,600)

Net income (loss)	$(1,652,399)	$803,581

 The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	BVT Capital	Cranston		Total
	Partners XXII	Parkade, LLC	CP/BVT, Inc.	Equity

Balance, January 1, 2004	$1,134,822	$1,134,822	$111,614	$2,381,258

Net income	393,754	393,755	16,072	803,581

Distributions	(512,500)	(512,500)	(4,545)	(1,029,545)

Balance, December 31, 2004	1,016,076	1,016,077	123,141	2,155,294

Net income (loss)	125,072	(1,744,423)	(33,048)	(1,652,399)

Capital contribution	21,425	-	-	21,425

Distributions	(110,000)	(4,104,603)	(7,999)	(4,222,602)

Purchase of partnership interest (see Note 7)	-	(6,000,000)	-	(6,000,000)

Capital reallocation	(1,052,573)	1,052,573	-	-

Balance, December 31, 2005	$-	$(9,780,376)	$82,094	$(9,698,282)

 The accompanying notes are an integral part of the financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,652,399)	$803,581
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	727,804	808,368
Write-off of mortgage origination fees	337,714
Loss on disposal of property	-	4,677
Provision for doubtful tenant accounts receivable	20,000	-
(Increase) decrease in:
Tenant accounts receivable	(348,986)	(54,708)
Rent receivable	(170,988)	(150,766)
Prepaid expenses	(575)	(1,290)
Mortgage escrows	265,838	(57,276)
Leasing commissions	-	(12,320)
Increase (decrease) in:
Accounts payable	(10,917)	9,418
Accrued liabilities	184,275	13,252
Prepaid rents	(28,667)	141,719
Tenant security deposits	-	2,200

Net cash (used in) provided by operating activities	(676,901)	1,506,855

Cash flows from investing activities:
Capital expenditures	-	(88,767)
Proceeds from disposal of property	-	1,500

Net cash used in investing activities	-	(87,267)

Cash flows from financing activities:
Proceeds from refinancing, net	11,366,541	-
Proceeds from partner contribution	21,425	-
Mortgage orgination fees	(235,245)	-
Repayments of mortgage note payable	(374,138)	(264,204)
Partner distributions	(10,222,602)	(1,029,545)

Net cash provided by (used in) financing activities	555,981	(1,293,749)

Net (decrease) increase in cash and cash equivalents	(120,920)	125,839

Cash and cash equivalents, beginning of year	324,478	198,639

Cash and cash equivalents, end of year	$203,558	$324,478

Supplemental disclosure of cashflow information:
Cash paid during the year for interest	$1,997,841	$1,707,296

Net cash provided by refinancing:
Proceeds from mortgage notes payable	$36,000,000	$-
Repayment of mortgage note payable	(24,633,459)	-
	$11,366,541	$-

 The accompanying notes are an integral part of the financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Cranston/BVT Associates Limited Partnership

We have audited the accompanying balance sheet of Cranston/BVT Associates Limited Partnership (the "Partnership") as of December 31 , 2005, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Cranston/BVT Associates Limited Partnership as of December 31, 2004, were audited by other auditors whose report dated February 23, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
August 11, 2006

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
Notes To The Financial Statements
For The Years Ended December 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Cranston/BVT Associates LLP (the "Partnership") was formed on September 26, 2000, under the laws of the Rhode Island Revised Uniform Partnership Act and filed an election to be a limited liability partnership. On July 29, 2002, the partners elected to convert the Partnership into a Rhode Island Limited Partnership and changed the name to Cranston/BVT Associates Limited Partnership. The Partnership was formed to acquire an interest in real property located in Cranston, Rhode Island, and to construct and operate thereon a retail commercial shopping center.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheets are unclassified.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent, and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Partnership's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings are depreciated using the straight line method over the estimated useful life of forty years.  Tenant improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between five and fifteen years. Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $630,938 and $627,524, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Partnership maintains cash and restricted cash (escrow) accounts with various financial institutions, the balance of which may periodically exceed federal depository insurance amounts.  Management regularly monitors the financial institutions, together with its cash balances, and tries to keep this potential risk to a minimum.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To The Financial Statements
For The Years Ended December 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases.

Amortization expense for the years ended December 31, 2005 and 2004 was $31,533 and $28,031, respectively.  Amortization expense for the next five years is as follows:

Year ending December 31,
2006	$29,117
2007	25,055
2008	24,017
2009	23,498
2010	23,498

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

In connection with the mortgage refinancing (see Note 3), the Partnership defeased its existing mortgage with LaSalle Bank National Association f/k/a LaSalle National Bank and wrote-off the remaining mortgage origination fees related to the refinanced mortgage of $337,714.

Amortization expense for the years ended December 31, 2005 and 2004 was $65,333 and $148,948, respectively.  Amortization expense for the next five years is $23,524 per year.

Prepaid rents

Prepaid rents consist of amounts collected from tenants in advance for rent, real estate taxes, and insurance.

Income Taxes

Income or loss of the Partnership is allocated on a pro-rata basis to each partner as defined by the Partnership agreement.  Income taxes or credits resulting from the operations of the Partnership are payable by, or accrue to the benefit of, the partners and, accordingly, are not reflected in the financial statements.

Reclassification

Certain reclassifications were made to the 2004 financial statements to conform with the current year presentation.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To The Financial Statements
For The Years Ended December 31, 2005 and 2004

Note 2 - Financial Instruments

Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Partnership establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Approximately 65% and 61% of the Partnership's rental income is from two tenants, collectively, in 2005 and 2004, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of the Partnership's financial instruments approximates their fair value as outlined below.

Cash, tenant accounts and rent receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgage note payable: The carrying amount approximates fair value as the interest rate on the debt approximates the Partnership's current incremental borrowing rate.

Note 3 - Mortgage Note Payable

On April 28, 2005, the Partnership refinanced its existing mortgage obligation with a balance of $24,633,459 and executed a new mortgage in the amount of $36,000,000 secured by the real estate of the Partnership.  The mortgage is payable in monthly installments of $206,737 including interest at 5.603%.  Any principal and accrued interest outstanding at May 2015 is due and payable at that time.

In connection with the refinancing, the Company defeased the prior mortgage and incurred a loss of approximately $2,267,000 in connection with the defeasance.

Simultaneously with the refinancing, one 49% limited partner's interest was purchased by the other 49% limited partner for $6,000,000 (see Note 7).

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending December 31,
2006	$462,028
2007	488,970
2008	511,842
2009	547,328
2010	579,243
Thereafter	33,158,970
Total	$35,748,381

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To The Financial Statements
For The Years Ended December 31, 2005 and 2004

Note 4 - Related Party Transaction

The Partnership is party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 - Leases

The Partnership is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Partnership in monthly installments and the payments escalate by varying amounts annually. The Partnership records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $170,988 and $150,766 for the years ended December 31, 2005 and 2004, respectively.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2005, for each of the next five years are as follows:

Year ending December 31,
2006	$ 3,462,255
2007	3,421,986
2008	3,410,413
2009	3,410,477
2010	3,380,227

Note 6 - Operating Lease

The Partnership has entered into an operating lease for equipment expiring April 2007. Rent expense for the year ended December 31, 2005 and 2004 totaled $11,483.

The aggregate future minimum rentals as of December 31, 2005 for each succeeding year are as follows:

Year ending December 31,
2006	$11,483
2007	4,785

Note 7 - Purchase of Partnership Interest

On April 28, 2005, Cranston Parkade, LLC (Purchaser) purchased the entire Partnership interest owned by BVT Capital Partners XXII (Seller) for $6,000,000, in accordance with a Purchase and Sale agreement.  In the event the Partnership sells, assigns or transfers more than 50% of the Partnership's real estate within two years of April 28, 2005, the Purchaser shall pay the Seller as additional purchase price an amount equal to the difference of (a) the amount of (i) the Seller's prorated share of the sales price had the Partnership agreement been in place and the Seller still owed their interest at the time of sale or (ii) the purchase price attributable to the Partnership ownership sold, less (b) the sum of $6,000,000 plus 5% per annum.

Upon the purchase of the Partnership interest Cranston Parkade, LLC owned 98% and CP/BVT, Inc. owned 2% of the Partnership.

DOVER PARKADE LLC

FINANCIAL STATEMENTS
AS OF APRIL 30, 2006 AND 2005

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DOVER PARKADE LLC
BALANCE SHEETS
APRIL 30, 2006 AND 2005

ASSETS

		2005
	2006	(Restated)
Real estate and improvements:
Land	$3,154,000	$3,154,000
Building	10,994,066	10,994,066
Tenant improvements	174,340	92,790
	14,322,406	14,240,856
Less: accumulated depreciation and amortization	1,548,059	1,245,077
	12,774,347	12,995,779

Cash and cash equivalents	174,945	159,410
Tenant accounts receivable	57,264	49,264
Rent receivable	605,038	493,669
Prepaid expenses	67,867	65,074
Escrows	96,251	523,496
Mortgage origination fees, net	214,536	198,453
Leasing commissions, net	184,226	192,831
	1,400,127	1,682,197

Total Assets	$14,174,474	$14,677,976

LIABILITIES AND MEMBERS' DEFICIT

Liabilities:
Mortgage note payable	$20,301,348	$15,288,536
Loan payable - related party	-	350,000
Accounts payable	4,620	24,521
Accrued liabilities	98,804	100,702
Prepaid rents	37,610	47,131
Tenant security deposits	36,263	36,263
	20,478,645	15,847,153

Members' deficit	(6,304,171)	(1,169,177)

Total Liabilities and Members' Deficit	$14,174,474	$14,677,976

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005
Revenues:
Rental income	$2,597,525	$2,467,442

Operating expenses:
Rental expense	496,798	496,550
Depreciation and amortization	357,569	348,626
Selling, general and administrative	17,924	14,690
Management fees - related party	95,658	92,702
	967,949	952,568

Income from operations	1,629,576	1,514,874

Non-operating income (expense)
Interest and other income	67	496
Interest expense	(1,094,814)	(1,129,503)
Loss on defeasance of debt	(3,075,163)	-
	(4,169,910)	(1,129,007)

Net (loss) income	$(2,540,334)	$385,867

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC
STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	Sixth		Total
	Venture	Tri-City Plaza, Inc.	Equity

Balance, May 1, 2004

As previously reported	$(762,703)	$(762,702)	$(1,525,405)

Adjustment	190,692	190,691	381,383

Balance, May 1, 2004, as restated	(572,011)	(572,011)	(1,144,022)

Net income	192,934	192,933	385,867

Distributions	(205,511)	(205,511)	(411,022)

Balance, April 30, 2005 (restated)	(584,588)	(584,589)	(1,169,177)

Net loss	(1,270,167)	(1,270,167)	(2,540,334)

Distributions	(1,297,330)	(1,297,330)	(2,594,660)

Balance, April 30, 2006	$(3,152,085)	$(3,152,086)	$(6,304,171)

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,540,334)	$385,867
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	357,569	348,626
Write-off of mortgage origination fees	153,156	-
(Increase) decrease in:
Tenant accounts receivable	(8,000)	(29,791)
Rent receivable	(111,369)	(124,980)
Prepaid expenses	(2,793)	(4,872)
Escrows	427,245	(413,530)
Leasing commissions	(20,011)	-
Increase (decrease) in:
Accounts payable	(19,901)	2,574
Accrued liabilities	(1,898)	7,349
Prepaid rents	(9,521)	(94,204)
Tenant security deposits	-	(36,992)

Net cash (used in) provided by operating activities	(1,775,857)	40,047

Cash flows from investing activities:
Payment for tenant improvements	(81,550)	-

Net cash used in investing activities	(81,550)	-

Cash flows from financing activities:
Proceeds from refinancing, net	5,239,313	-
Proceeds from issuance of loan payable - related party	-	350,000
Payment of mortgage origination fees	(195,210)	(30,300)
Repayments of mortgage note payable	(226,501)	(162,918)
Repayment of loan payable - related party	(350,000)	-
Partner distributions	(2,594,660)	(411,022)

Net cash provided by (used in) financing activities	1,872,942	(254,240)

Net increase (decrease) in cash and cash equivalents	15,535	(214,193)

Cash and cash equivalents, beginning of year	159,410	373,603

Cash and cash equivalents, end of year	$174,945	$159,410

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1,094,814	$1,129,503

Net cash provided by refinancing:
Proceeds from mortgage note payable	$20,500,000	$-
Repayment of mortgage note payable	(15,260,687)	-
	$5,239,313	$-

The accompanying notes are an integral part of these financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Dover Parkade, LLC

We have audited the accompanying balance sheet of Dover Parkade LLC (the "Company") as of April 30, 2006, and the related statements of operations, changes in members' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Dover Parkade LLC as of April 30, 2005, were audited by other auditors whose report dated July 20, 2005 (except for Note 8 as to which the date is August 10, 2006), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
August 23, 2006

DOVER PARKADE LLC

Notes To The Financial Statements
For The Years Ended April 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Dover Parkade LLC (the "Company") was formed on May 6, 1999, under the laws of the State of New Jersey and has elected to be a Limited Liability Company. As an LLC, the members' liability is limited to their investment in the Company plus any obligations they may have personally guaranteed. The Company was formed to acquire an interest in real property located in Dover, New Jersey, and to construct and operate thereon a retail commercial shopping center.

The operating agreement dated May 1, 1999 (the "Agreement") provides for the Company to be in existence until December 31, 2075, unless dissolved in accordance with the Agreement.  Generally, members are not personally liable for any debts or losses of the Company beyond their respective capital contributions.  Profits, losses and all gains and losses from a capital transaction shall be allocated to members based on their interest in the Company, which is presently fifty percent to Sixth Venture, LLC and fifty percent to Tri-City Plaza, Inc.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheets are unclassified.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent, and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Company's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings are depreciated using the straight line method over the estimated useful life of forty years. Tenant improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between five and fifteen years. Depreciation and amortization expense for the years ended April 30, 2006 and 2005 was $302,982 and $293,391, respectively.

DOVER PARKADE LLC

Notes To The Financial Statements
For The Years Ended April 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains cash and restricted cash (escrow) accounts with various financial institutions, the balance of which may periodically exceed federal depository insurance amounts.  Management regularly monitors the financial institutions, together with its cash balances, and tries to keep this potential risk to a minimum.

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases.

Amortization expense for the years ended April 30, 2006 and 2005 was $28,616 and $29,366, respectively.  Amortization expense for the next five years is as follows:

Year ending April 30:
2007	$26,463
2008	26,347
2009	26,115
2010	26,115
2011	26,115

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

In connection with the mortgage refinancing (see Note 4), the Company defeased its existing mortgage with Wells Fargo N/A f/k/a Wells Fargo Bank Minnesota, N.A. and wrote-off the remaining mortgage origination fees related to the refinanced mortgage of $153,156.

Amortization expense for the years ended April 30, 2006 and 2005 was $25,971 and $25,869, respectively.  Amortization expense for the next five years is $23,404 per year.

Prepaid rents

Prepaid rents consist of amounts collected from tenants in advance for rent, real estate taxes, and insurance.

Income Taxes

Income or loss of the Company is allocated on a pro-rata basis to each member as defined by the Agreement.  Income taxes or credits resulting from the operations of the Company are payable by, or accrue to the benefit of, the members and, accordingly, are not reflected in the financial statements.

Reclassification

Certain reclassifications were made to the 2005 financial statements to conform with the current year presentation.

DOVER PARKADE LLC

Notes To The Financial Statements
For The Years Ended April 30, 2006 and 2005

Note 2 - Restatement

The adjustment for the straight line rent calculation was corrected.  This correction resulted in an increase in rent receivable and partners' capital of $381,383 as of May 1, 2004.

Note 3 - Financial Instruments

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Management believes that tenant accounts and rent receivables are fully collectible at April 30 2006 and 2005, and therefore has not recorded an allowance for doubtful accounts.  Approximately 73% of the Company's rental income is from two tenants, collectively, in both 2006 and 2005.

Fair Value of Financial Instruments

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

Cash, tenant accounts and rent receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgage note payable: The carrying amount approximates fair value as the interest rate on the debt approximates the Company's current incremental borrowing rate.

DOVER PARKADE LLC

Notes To The Financial Statements
For The Years Ended April 30, 2006 and 2005

Note 4 - Mortgage Note Payable

On June 8, 2005, the Company refinanced its existing mortgage note payable with a balance of $15,260,687 and executed a new mortgage note payable in the amount of $20,500,000 secured by the real estate of the Company.  The mortgage is payable in monthly installments of $114,577 including interest at 5.358%.  Any principal and accrued interest outstanding at August 2015 is due and payable at that time.

In connection with the refinancing, the Company defeased the prior mortgage and incurred a loss of approximately $3,075,000 in connection with the defeasance.

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending April 30:
2007	$294,336
2008	310,500
2009	327,551
2010	345,539
2011	364,514
Thereafter	18,658,908
Total	$20,301,348

Note 5 - Related Party Transaction

The Company is party to a property management agreement with Paramount Realty which is related to a member of the Company. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

During the year ended April 30, 2006, a loan payable in the amount of $350,000 was repaid to the owner of a member.

Note 6 - Leases

The Company is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Company in monthly installments and the payments escalate by varying amounts annually. The Company records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $111,369 and $124,980 for the years ended April 30, 2006 and 2005, respectively.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2006, for each of the next five years are as follows:

Year ending April 30:
2006	$3,462,255
2007	3,421,986
2008	3,410,413
2009	3,410,477
2010	3,380,227

DOVER PARKADE LLC

Notes To The Financial Statements
For The Years Ended April 30, 2006 and 2005

Note 7 - Deposits

A deposit in the amount of $410,000 is included in escrows as of April 30, 2005 for a commitment fee on the refinancing of the mortgage (see Note 4).  The commitment fee was refunded to the Company at the closing of the refinancing.