Form 10-Q
period 2006-07-31
FIRST HARTFORD CORP
filed 2006-09-19
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,046,279 as of September 11, 2006

1

FIRST HARTFORD CORPORATION AND SUBSIDARIES

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2006	April 30, 2006
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$33,574,457	$33,574,457
Equipment and leasehold improvements	383,042	377,433
	33,957,499	33,951,890

Less: accumulated depreciation and amortization	3,651,264	3,431,767
	30,306,235	30,520,123

Property under construction held for lease	6,898,142	3,323,517
Property under construction held for sale	323,024	76,003
	37,527,401	33,919,643

Cash and cash equivalents	2,906,680	5,144,743

Investment in marketable securities	2,849,853	2,520,014

Accounts and notes receivable, less allowance for doubtful accounts of $14,000 and $30,000 for July 31, 2006 and April 30, 2006, respectively	771,468	537,561

Deposits, escrows, prepaid and deferred expenses, net	4,881,273	4,343,168

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	363,339	344,228

Derivative instruments - swap agreements	586,092	675,292

Deferred tax assets, net of valuation allowance of $464,000	1,932,000	1,854,000

	$51,827,771	$49,348,314

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	July 31, 2006	April 30, 2006
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$2,946,607	$663,635
Mortgage payable	40,850,703	40,102,741
	43,797,310	1,449,376

Accounts payable	3,032,581	1,449,628
Accrued liabilities	286,247	1,725,213
Deferred income	504,687	566,515
Other liabilities	5,678,471	5,647,434
Due to related parties and affiliates	71,853	67,795
	53,371,149	50,222,961

Minority interest	0	0

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding - None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(7,885,696)	(7,216,965)
	469,024	1,137,755

Less: Treasury stock, at cost, 252,330 shares	2,012,402	2,012,402
	(1,543,378)	(874,647)

	$51,827,771	$49,348,314

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31, 2006	July 31, 2005
		(restated)
Revenues:
Rental income	$1,394,001	$1,464,390
Service income	32,558	200,227
Other	82,241	19,114
	1,508,800	1,683,731
Operating cost and expenses:
Rental expenses	612,097	652,173
Service expenses	25,797	105,831
Selling, general and administrative	994,185	908,055
	1,632,079	1,666,059

Income (loss) from operations	(123,279)	17,672

Non-operating income (expense)
Interest expense	(469,661)	(477,799)
Non recurring items	0	(101,500)
Loss on derivatives	(89,200)	(365,718)
	(558,861)	(945,017)

Loss before income taxes	(682,140)	(927,345)

Provision for (benefit from) income taxes	(96,248)	(624,275)

Loss before minority interest and equity in unconsolidated subsidiaries	(585,892)	(303,070)

Minority interest in income of consolidated joint ventures	0	(50,000)
Equity in earnings (losses) of unconsolidated subsidiaries	222,059	(1,431,397)

Net loss	($363,833)	($1,784,467)

Net loss per share	(0.12)	(0.58)

Shares used in basic per share computation	3,046,279	3,083,171
The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2006	July 31, 2005
		(restated)
Cash flows from operating activities:
Net loss	($363,833)	($1,784,467)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Equity in losses (earnings) of unconsolidated subsidiaries	(222,059)	1,431,397
Minority interest in income of consolidated joint ventures	0	50,000
Depreciation	219,497	213,123
Amortization	14,491	54,190
Deferred income taxes	(78,000)	(630,000)
Amortization of unearned stock compensation	0	40,625
Loss on derivatives	89,200	365,718

(Increase) decrease in:
Accounts and notes receivables, net	(233,907)	(14,642)
Deposits, escrows, prepaid and deferred expenses	(552,596)	132,684

Increase (decrease) in:
Accrued liabilities	(1,438,966)	(281,319)
Other liabilities	0	1,523,281
Deferred income	(61,828)	(1,624)
Accounts payable	1,582,953	1,273,706

Net cash (used in) provided by operating activities	(1,045,048)	2,372,672

Cash flows from investing activities:
Distributions from affiliates, net	253,096	0
Investment in marketable securities	(329,839)	0

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended
	July 31, 2006	July 31, 2005
		(restated)

Purchase of equipment and leasehold improvements	(5,609)	(27,353)
Additions to developed properties and properties under construction	(3,821,646)	(3,456,527)

Net cash used in investing activities	(3,903,998)	(3,573,880)

Cash flows from financing activities:

Minority distributions from consolidated joint ventures	0	(50,000)
Purchase of treasury stock	0	(245)
Dividend paid	(304,898)	0

Proceeds from:
Construction loan payable	2,282,972	1,439,566
Mortgage payable	823,581	0

Principal payments on:
Mortgage payable	(75,619)	(72,238)
Notes payable	0	(1,583,090)
Advances to related parties and affiliates, net	(15,053)	(67,005)

Net cash provided by (used in) financing activities	2,710,983	(333,012)

Net decrease in cash and cash equivalents	(2,238,063)	(1,534,220)

Cash and cash equivalents, beginning of period	5,144,743	2,367,434

Cash and cash equivalents, end of period	$2,906,680	$833,214

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies:

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2006.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Certain reclassifications have been made to the prior period information to conform to the current period presentation.  In addition, as disclosed in Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended April 30, 2006, results for the three months ended July 31, 2005 have been restated to properly account for minority interest.

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

Significant Accounting Policies

There has been no change in the Company's significant accounting policies from those contained in our Annual Report on Form 10K for the year ended April 30, 2006, except as discussed in Note 5.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Nature of Business and Significant Accounting Policies (continued)

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the three month periods ended July 31, 2006 and 2005. Due to the Company's net loss, the effect of common stock equivalents are anti-dilutive and therefore have not been considered in the calculation of loss per common share.

2.            Fair Value of Derivative Instruments

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

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by signing a new mortgage for $11,377,866 with the same lender.  The new mortgage rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company entered into a swap contract with the bank.

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The lease contains a bargain purchase option which will require that it be accounted for as a capital lease.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and effectively converts to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has entered into a swap contract with the bank which effectively converts the mortgage to a rate of 6.41%.

After expensing $89,200 in the current quarter, the fair value of the Company's swap contracts were in a favorable position of approximately $586,000 and are recorded as a derivative instrument asset.

3.             Investment In Affiliated Partnerships

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

The Company currently has two unconsolidated operating partnerships accounted for under the Equity Method.  The Company has a 50% interest in Cranston Parkade, LLC which in turn has an interest in Cranston/BVT Associates LP which owns a shopping center in Cranston, RI.  The Company also has a 50% interest in Dover Parkade, LLC which owns a shopping center in Dover Township, NJ.  Although the Company exercises some influence, the Company dos not control the operating and financial policies of these partnerships and, therefore, these partnership are not consolidated.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.               Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Cranston Shopping Center Total	Dover Shopping Center Total
Three month ended July 31, 2006
Revenues	$1,327,420	$660,222
Expenses	1,051,688	510,353
Net Profit	$ 275,732	$149,869
Three month ended July 31, 2005
Revenues	$1,176,007	$ 601,886
Expenses	1,020,872	512,864
Loss on early retirement of debt	-0-	3,075,163
Net Profit (Loss)	$ 155,135	$(2,986,141)

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of July 31, 2006 and April 30, 2006, $5,559,880 and $5,528,543, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

4.            Income Taxes

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

As of July 31, 2006, the Company has concluded that it is more likely than not that the Company will realize $1,932,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax benefit of $78,000 for the three months ended July 31, 2006.

5.             Stock Based Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ("SFAS 123R") "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).  Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.            Stock Based Compensation (continued)

to Employees," and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.  Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company expenses its share-based compensation under the straight-line method.

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which had a two year vesting period and are now fully vested, were granted at $1.10 per share.  The right to exercise the options expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 of which $128,646, $162,500, and $33,854 has been expensed in fiscal years 2006, 2005, and 2004, respectively.

During the three months ended July 31, 2006, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of July 31, 2006 was approximately $350,000.

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

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company's views about its future performance and constitutes "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationships with key customers may affect the Company's performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

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

The discussion included in Item 7 of our Annual Report on Form 10K for the year ended April 30, 2006 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Restatement

As previously reported in Note 7 to the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended April 30, 2006, results for the three months ended July 31, 2005 have been restated as follows:

	Previously Reported	Restated
Minority interest	$ 0	($50,000)
Net (loss)	($1,734,000)	($1,784,000)
Net (loss) per common shares	(.56)	(.58)

Results of Operations

The three months ended July 31, 2006 and 2005 resulted in losses of $363,833 and $1,784,467, respectively, and included the following items:

	July 31
	2006	2005
Loss from early retirement of debt, (presented in Equity in losses of unconsolidated subsidiaries.)	$ 0	$1,639,081
Loss on derivatives	89,200	365,718
Less: deferred income tax benefit	(78,000)	(630,000)
	$11,200	$1,374,799

Without the above items the loss would be approximately $353,000 and $410,000 for the three month periods ended July 31, 2006 and 2005,  respectively.

Other highlights in Consolidated Statement of Operations for the three months ended July 31, 2006:

  The Company did not have any sales of real estate and did not record any income from its CVS Pharmacy business.  The period ended July 31, 2005 recorded $175,000 in service income and $83,000 in service expenses related to CVS business.
  Increases in other income is from cash invested in Certificates of Deposits and U.S. Treasuries.  These investments are a result of the sale of the Bangor property.

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Results of Operations (continued):

  Selling, general and administrative expenses for the three months ended July 31, 2006 was burdened with legal costs due to the Kaplan lawsuit of approximately $242,000 compared to approximately $24,000 for the three months ended July 31, 2005.  Write off of costs associated with pending projects in the current quarter were approximately $66,000 and were $139,000 for the three months ended July 31, 2005.

Capital Resources and Liquidity

The Company has adequate cash, investment and available credit to complete its current construction projects and most new projects.  A new project in Texas is planned.  However, due to the size of the project a joint venture partner would probably be required.

The Company does have an undrawn upon credit line of $1,500,000 but does not anticipate any cash flow needs requiring borrowings in the foreseeable future.  Capital resources are readily available but we believe the personal guarantee of the President of the Company will be necessary for future construction loans.

Long Term Obligation Schedule as of July 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	40,850,703	330,999	1,418,456	1,452,689	37,648,559

Short-Term Debt	2,946,607	2,946,607

Purchase Obligations	4,602,000	4,602,000

Tenant Allowance	990,000	990,000

Total	49,389,310	8,869,606	1,418,456	1,452,689	37,648,559

Although we are wary of the possibilities of rising interest rates, problems with major tenants, and major construction cost overruns, we feel our liquidity and capital resources are presently adequate to meet our needs.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued):

Quantitative

	Maturing less than one year	Maturing greater than one year
Revolving line of credit and Long-term debt
Amount	$3,277,606	$40,519,704
Weighted average interest rate	6.88%	5.74%

Included in the above is variable rate debt of $11,337,886 for which the Company has a Swap Agreement with its bank which fixes the interest rate at 6.11%.

Item 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the operating effectiveness of our disclosure controls and procedures as of July 31, 2006.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weaknesses in our internal control over financial reporting as of July 31, 2006, we believe that the consolidated financial statements contained in this report present fairly our financial condition, the results of our operations and cash flows for the fiscal years covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II                OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2006.

Item 1A.                RISK FACTORS

The discussion included in Item 1A of our Annual Report on Form 10K for the year ended April 30, 2006 under the heading "Risk Factors" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

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

                                 None

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION (continued):

Exhibit 32.2       Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
September 19, 2006	______________________________
Date	Neil H. Ellis - President and
Chief Executive Officer

/s/ Stuart I. Greenwald
September 19, 2006	______________________________
Date	Stuart I. Greenwald - Treasurer
and Chief Financial Officer

