Form 10-Q
period 2006-10-31
FIRST HARTFORD CORP
filed 2006-12-20
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006.

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

3,046,267 as of December 14, 2006

FIRST HARTFORD CORPORATION AND SUBSIDARIES

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2006	April 30, 2006
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$33,574,457	$33,574,457
Equipment and leasehold improvements	402,781	377,433
	33,977,238	33,951,890

Less: accumulated depreciation and amortization	3,862,254	3,431,767
	30,114,984	30,520,123

Property under construction held for lease	11,924,238	3,323,517
Property under construction held for sale	381,255	76,003
	42,420,477	33,919,643

Cash and cash equivalents	3,850,501	5,144,743

Investment in marketable securities	1,332,455	2,520,014

Accounts and notes receivable, less allowance for doubtful accounts of $14,000 and $30,000 as of October 31, 2006 and April 30, 2006, respectively.	529,035	537,561

Deposits, escrows, prepaid and deferred expenses, net	6,064,786	4,343,168

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	369,758	344,228

Derivative instruments - swap agreements	0	675,292

Deferred tax assets, net of valuation allowance of $464,000	1,863,000	1,854,000

	$56,439,677	$49,348,314

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	October 31, 2006	April 30, 2006
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$5,554,364	$663,635
Mortgage payable	42,171,686	40,102,741
	47,726,050	40,766,376

Accounts payable	3,521,019	1,449,628
Accrued liabilities	371,395	1,725,213
Deferred income	531,341	566,515
Accrued cost of derivatives	82,381	0
Other liabilities	5,710,211	5,647,434
Due to related parties and affiliates	71,853	67,795
	58,014,250	50,222,961

Minority interest	0	0

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding - None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(7,916,867)	(7,216,965)
	437,853	1,137,755
Less: 252,342 and 252,330 shares of common stock held in Treasury; at cost, October 31, 2006 and April 30, 2006, respectively	2,012,426	2,012,402
	(1,574,573)	(874,647)

	$56,439,677	$49,348,314

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2006	Oct. 31, 2005	Oct. 31, 2006	Oct. 31, 2005
Revenues:		(restated)		(restated)
Rental income	$1,395,787	$1,407,832	$2,789,788	$2,872,222
Service income	377,390	515,763	409,948	715,990
Sale of real estate	1,470,635	0	1,470,635	0
Other	69,857	29,568	152,098	48,682
	3,313,669	1,953,163	4,822,469	3,636,894
Operating cost and expenses:
Rental expenses	643,884	702,407	1,255,981	1,354,580
Service expenses	193,726	234,722	219,523	340,553
Cost of sales, real estate	379,893	0	379,893	0
Selling, general and administrative	1,011,276	874,324	2,005,461	1,782,379
	2,228,779	1,811,453	3,860,858	3,477,512

Income from operations	1,084,890	141,710	961,611	159,382
Non-operating income (expense):
Interest expense	(494,896)	(489,233)	(964,557)	(967,032)
Non recurring items	0	0	0	(101,500)
(Loss) gain on derivatives	(668,473)	290,259	(757,673)	(75,459)
	(1,163,369)	(198,974)	(1,722,230)	(1,143,991)

Loss before income taxes	(78,479)	(57,264)	(760,619)	(984,609)
Provision for (benefit from) income taxes	125,827	(400,000)	29,579	(1,024,275)

Income (loss) before minority interest and equity in unconsolidated subsidiaries	(204,306)	(342,736)	(790,198)	39,666

Minority interest in income of consolidated joint ventures	0	0	0	(50,000)
Equity in earnings (losses) of unconsolidated subsidiaries	173,135	(977,357)	395,194	(2,408,754)

Net loss	($31,171)	($634,621)	($395,004)	($2,419,088)

Net loss per share	(0.01)	(0.21)	(0.13)	(0.79)

Shares used in basic per share computation	3,046,279	3,067,532	3,046,279	3,075,308

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2006	October 31, 2005
		(restated)
Cash flows from operating activities:
Net loss	($395,004)	($2,419,088)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in losses (earnings) of unconsolidated subsidiaries	(395,194)	2,408,754
Minority interest in income of consolidated joint ventures	0	50,000
Gain on sale of real estate	(1,090,742)	0
Depreciation	430,487	471,029
Amortization	87,742	109,395
Deferred income taxes	(9,000)	(1,030,000)
Amortization of unearned stock compensation	0	81,250
Loss on derivatives	757,673	75,459

(Increase) decrease in:
Accounts and notes receivables, net	8,526	(171,849)
Deposits, escrows, prepaid and deferred expenses	(1,809,360)	55,574

Increase (decrease) in:
Accrued liabilities	(1,353,818)	(286,275)
Other liabilities	0	1,774,155
Deferred income	(35,174)	80,878
Accounts payable	2,071,391	275,539

Net cash (used in) provided by operating activities	(1,732,473)	1,474,821

Cash flows from investing activities:
Distributions from affiliates, net	457,971	0
(Investments in) proceeds from sale of marketable securities	1,187,559	(15,500)
Purchase of equipment and leasehold improvements	(25,348)	(46,419)
Proceeds from sale of real estate	1,431,130	0
Additions to developed properties and properties under construction	(9,246,361)	(7,215,350)

Net cash used in investing activities	(6,195,049)	(7,277,269)

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
	Six Months Ended
	October 31, 2006	October 31, 2005
		(restated)
Cash flows from financing activities:

Minority distributions from consolidated joint ventures	0	(50,000)
Purchase of treasury stock	(24)	(93,582)
Dividend paid	(304,898)	0

Proceeds from:
Construction loan payable	4,890,729	10,910,757
Mortgage payable	2,220,598	0

Principal payments on:
Mortgage payable	(151,653)	(143,916)
Notes payable	0	(2,082,130)
Advances to related parties and affiliates, net	(21,472)	(90,523)

Net cash provided by financing activities	6,633,280	8,450,606

Net (decrease) increase in cash and cash equivalents	(1,294,242)	2,648,158

Cash and cash equivalents, beginning of period	5,144,743	2,367,434

Cash and cash equivalents, end of period	$3,850,501	$5,015,592

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2006.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Certain reclassifications have been made to the prior period information to conform to the current period presentation.  In addition, as disclosed in Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended April 30, 2006, results for the three and six month periods ended October 31, 2005 have been restated to properly account for minority interest.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Nature of Business and Significant Accounting Policies (continued):

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the three and six month periods ended October 31, 2006 and 2005. Due to the Company's net loss, the effect of the common stock options are anti-dilutive and therefore have not been considered in the calculation of loss per common share.

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

The Company recognized $668,473 as a loss on derivatives in the current quarter.  The aggregate fair value of the Company's swap contracts were in an unfavorable position of approximately $82,000 as of October 31, 2006 and are recorded as a liability.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.              Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended October 31		Six Months Ended October 31
Cranston Parkade, LLC	2006	2005	2006	2005
Revenues	$1,306,244	$1,196,678	$2,633,664	$2,372,685
Expenses	1,089,825	1,046,537	2,141,513	2,067,409
Loss on early retirement of debt	0	2,268,803	0	2,268,803
Net Profit (Loss)	$ 216,419	($2,118,662)	$ 492,151	($1,963,527)

Dover Parkade, LLC
Revenues	$631,330	$601,934	$1,291,552	$1,203,820
Expenses	502,375	402,863	1,012,728	915,727
Loss on early retirement debt	0	0	0	3,075,163
Net Profit (Loss)	$128,955	$199,071	$278,824	($2,787,070)

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of October 31, 2006 and April 30, 2006, $5,591,620 and $5,528,843, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

4.            Income Taxes

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be impacted by the changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

As of October 31, 2006, the Company has concluded that it is more likely than not that the Company will realize $1,863,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax benefit of $9,000 for the six months ended October 31, 2006.

5.            Stock Based Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ("SFAS 123R") "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).  Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.            Stock Based Compensation (continued):

to Employees," and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.  Under this method of adoption, The Company has recorded compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company expenses its share-based compensation under the straight-line method.

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

During the three and six months ended October 31, 2006, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of October 31, 2006 was approximately $325,000.

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

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

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

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2006 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Restatement

As previously reported in Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006, results for the three and six months ended October 31, 2005 have been restated as follows:

	Three Months Ended October 31, 2005		Six Months Ended October 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
Minority Interest	$ (24,240)	$ 0	$ (24,240)	($ 50,000)
Net Loss	(658,861)	(634,621)	(2,393,328)	(2,419,088)
Net (loss) per share basic and diluted	(.21)	(.21)	(.78)	(.79)

Results of Operations

For the three months ended October 31, 2006, the Company had a loss of approximately $31,000 compared to a loss of approximately $635,000 for the three months ended October 31, 2005.  For the six months ended October 31, 2006, the Company had a loss of approximately $395,000 compared to a loss of approximately $2,419,000 and included the following items.

	Three Months Ended 10/31/06	Six Months Ended 10/31/06	Three Months Ended 10/31/05	Six Months Ended 10/31/05
Loss from early retirement of debt (non consolidated affiliate)	$ 0	$ 0	($1,134,402)	($2,671,983)
Gain (loss) on derivatives (consolidated affiliates)	(668,473)	(757,673)	290,259	(75,459)
Loss from early retirement of debt (consolidated affiliates)	0	0	0	(101,500)
	($668,473)	($757,673)	($844,143)	($2,848,942)

Less deferred income tax on above	0	0	260,000	890,000
	($668,473)	($757,673)	($584,143)	($1,958,942)

Excluding the net effects of the above items, the three and six months ended October 31, 2006 would show net income of approximately $637,000 and $363,000, respectively.  The three and six month periods ended October 31, 2005 would show losses of $50,000 and $460,000, respectively.

During the three months ended April 30, 2006, the Company sold a significant portion of the Bangor Parkade Shopping Center and reported that additional sales would be recorded as the remaining $25,000 + square feet are rented, constructed and occupied.  During the three months ended October 31, 2006 the Company completed and closed on a 7,000 square foot store resulting in net proceeds of $1,431,130 and a gain of $1,090,742.  Subsequent to October 31, 2006, the Company completed and closed on an additional 13,800 square feet and received proceeds of approximately $2,311,000.

Other highlights in the Consolidated Statement of Operations for the three and six months ended October 31, 2006 and 2005:

  Fee income (included in service income) from the Company's CVS Pharmacy business is down when compared to the same period last year.  The change is due to timing of events (Municipal and DOT Permits, CVS Approvals, Closing Schedules, etc.) which the Company does not control.  It is anticipated that the income related to CVS for fiscal 2007 will be consistent with 2006.

  Selling, general and administrative expenses for the three and six months ended October 31, 2006 was burdened with legal costs due to the Kaplan lawsuit of approximately $103,000 and $345,000 compared to approximately $111,000 and $135,000 for the three and six months ended October 31, 2005.

Capital Resources and Liquidity

The Company has adequate cash, investments and available credit to complete its current construction projects and most new projects.  However, due to the size of a planned project in Texas, a joint venture partner might be required.

The Company does have an undrawn upon credit line of $1,500,000 but does not anticipate any cash flow needs requiring borrowings in the foreseeable future with the possible exception of land purchases that cannot be financed.  Capital resources are readily available but we believe the personal guarantee of the President of the Company will be necessary for future construction loans.

Long Term Obligation Schedule as of October 31, 2006:

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years

Long Term Debt	$42,171,686	$ 401,919	$1,514,618	$1,638,993	$38,616,156
Short Term Debt	5,554,364	5,554,364	0	0	0
Purchase Obligations	6,985,191	6,985,191	0	0	0
Tenant Allowance	238,327	238,327	0	0	0
Total	$54,949,568	$13,179,801	$1,514,618	$1,638,993	$38,616,156

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued):

Quantitative

	Maturing less than one year	Maturing greater than one year
Revolving line of credit and Long-term debt
Amount	$5,956,283	$41,769,767
Weighted average interest rate	6.08%	5.73%

Included in the above is variable rate debt of $11,337,886 for which the Company has a Swap Agreement with its bank which fixes the interest rate at 6.11%.

Item 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has evaluated the operating effectiveness of our disclosure controls and procedures as of October 31, 2006.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weaknesses in our internal control over financial reporting as of October 31, 2006, we believe that the consolidated financial statements contained in this report present fairly our financial condition, the results of our operations and cash flows for the fiscal years covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2006.  The court in Massachusetts has not ruled on attorney's fees and expenses but the matter is still being considered by the court.  A trial on the Maine Shareholder Lawsuit was just concluded and we are now waiting for the court's decision.

Item 1A.          RISK FACTORS

The discussion included in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2006 under the heading "Risk Factors" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION (continued):

Exhibit 32.1       Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2       Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 20, 2006	______________________________
Date	Neil H. Ellis - President and
Chief Executive Officer

/s/ Stuart I. Greenwald
December 20, 2006	______________________________
Date	Stuart I. Greenwald - Treasurer
and Chief Financial Officer