Form 10-Q
period 2007-01-31
FIRST HARTFORD CORP
filed 2007-03-22
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007.

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

 ☒ Yes   ☐   No

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                   Accelerated filer ☐                                            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                            ☐Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,046,267 as of March 15, 2007

FIRST HARTFORD CORPORATION AND SUBSIDARIES

(2)

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2007	April 30, 2006
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$33,565,172	$33,574,457
Equipment and leasehold improvements	421,424	377,433
	33,986,596	33,951,890

Less: accumulated depreciation and amortization	4,081,546	3,431,767
	29,905,050	30,520,123

Property under construction	15,280,930	3,399,520
	45,185,980	33,919,643

Cash and cash equivalents	5,325,633	5,144,743

Investment in marketable securities	3,649,510	2,520,014

Accounts and notes receivable, less allowance for doubtful accounts of $14,000 and $30,000 as of January 31, 2007 and April 30, 2006, respectively.	1,350,945	537,561

Deposits, escrows, prepaid and deferred expenses, net	4,108,454	4,343,168

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	433,217	344,228

Derivative instruments - swap agreements	263,295	675,292

Deferred tax assets, net of valuation allowance of $464,000	1,647,000	1,854,000

	$61,973,699	$49,348,314

The accompanying notes are an integral part of these condensed consolidated financial statements

(3)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	January 31, 2007	April 30, 2006
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$0	$663,635
Mortgage payable	52,970,922	40,102,741
	52,970,922	40,766,376

Accounts payable	2,478,728	1,449,628
Accrued liabilities	412,197	1,725,213
Deferred income	335,670	566,515
Other liabilities	5,766,929	5,647,434
Due to related parties and affiliates	71,916	67,795
	62,036,362	50,222,961

Minority interest	64,402	0

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding - None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(6,469,359)	(7,216,965)
	1,885,361	1,137,755
Less: 252,342 and 252,330 shares of common stock held in Treasury; at cost, January 31, 2007 and April 30, 2006, respectively	2,012,426	2,012,402
	(127,065)	(874,647)

	$61,973,699	$49,348,314

The accompanying notes are an integral part of these condensed consolidated financial statements

(4)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Revenues:		(restated)		(restated)
Rental income	$1,672,229	$1,332,787	$4,462,017	$4,205,009
Construction income	1,727,157	0	1,727,157	0
Service income	204,041	214,379	613,989	930,369
Sale of real estate	2,327,741	0	3,798,376	0
Other	183,753	33,284	335,851	81,966
	6,114,921	1,580,450	10,937,390	5,217,344
Operating cost and expenses:
Rental expenses	729,361	620,511	1,985,342	1,975,091
Construction expense	1,605,308	0	1,605,308	0
Service expenses	71,520	109,621	291,043	450,174
Cost of sales, real estate	625,844	0	1,005,737	0
Selling, general and administrative	1,363,035	1,101,843	3,368,496	2,884,222
	4,395,068	1,831,975	8,255,926	5,309,487

Income (loss) from operations	1,719,853	(251,525)	2,681,464	(92,143)
Non-operating income (expense):
Interest expense	(429,995)	(464,858)	(1,394,552)	(1,431,890)
Non recurring items	0	0	0	(101,500)
Gain (loss) on derivatives	345,676	(159,552)	(411,997)	(235,011)
	(84,319)	(624,410)	(1,806,549)	(1,768,401)

Income (loss) before income taxes	1,635,534	(875,935)	874,915	(1,860,544)
Provision for (benefit from) income taxes	237,042	23,086	266,621	(1,001,189)

Income (loss) before minority interest and equity in unconsolidated subsidiaries	1,398,492	(899,021)	608,294	(859,355)

Minority interest in income of consolidated joint ventures	(64,402)	(200,000)	(64,402)	(250,000)
Equity in earnings (losses) of unconsolidated subsidiaries	113,418	109,494	508,612	(2,299,260)

Net income (loss)	$1,447,508	($989,527)	$1,052,504	($3,408,615)

Net income (loss) per share - basic	0.47	(0.32)	0.34	(1.11)
Net income (loss per share) - diluted	0.45	(0.32)	0.33	(1.11)
Weighted average shares - basic	3,065,682	3,046,279	3,065,682	3,065,682
Weighted average shares - diluted	3,187,775	3,046,279	3,184,103	3,065,682

The accompanying notes are an integral part of these condensed consolidated financial statements

(5)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2007	January 31, 2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$1,052,504	($3,408,615)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated subsidiaries	(508,612)	2,299,260
Minority interest in income of consolidated joint ventures	64,402	250,000
Gain on sale of real estate	(2,792,639)	0
Depreciation	649,779	637,436
Amortization	166,310	159,672
Deferred income taxes	207,000	(1,030,000)
Amortization of unearned stock compensation	0	121,875
Loss on derivatives	411,997	235,011

(Increase) decrease in:
Accounts and notes receivables, net	(813,384)	169,997
Deposits, escrows, prepaid and deferred expenses	68,404	(585,736)

Increase (decrease) in:
Accrued liabilities	(1,313,016)	(240,477)
Deferred income	(230,845)	72,729
Accounts payable	1,029,100	1,374,126

Net cash (used in) provided by operating activities	(2,009,000)	55,278

Cash flows from investing activities:
Distributions from affiliates, net	628,107	2,633,838
Investments in marketable securities	(1,129,496)	(18,284)
Purchase of equipment and leasehold improvements	(43,991)	(48,054)
Proceeds from sale of real estate	3,774,807	0
Additions to developed properties and properties under construction	(12,854,293)	(14,581,360)

Net cash used in investing activities	(9,624,866)	(12,013,860)

The accompanying notes are an integral part of these consolidated financial statements

(6)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
	Nine Months Ended
	January 31, 2007	January 31, 2006
		(restated)
Cash flows from financing activities:

Minority distributions from consolidated joint ventures	0	(250,000)
Purchase of treasury stock	(24)	(93,582)
Dividend paid	(304,898)	0

Proceeds from:
Construction loan payable	9,436,365	13,090,507
Mortgage payable	3,009,846	213,574

Principal payments on:
Mortgage payable	(241,665)	(215,153)
Notes payable	0	(2,082,130)
Advances to related parties and affiliates, net	(84,868)	(113,742)

Net cash provided by financing activities	11,814,756	10,549,474

Net increase (decrease) in cash and cash equivalents	180,890	(1,409,108)

Cash and cash equivalents, beginning of period	5,144,743	2,367,434

Cash and cash equivalents, end of period	$5,325,633	$958,326

 The accompanying notes are an integral part of these condensed consolidated financial statements

(7)

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2006.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Certain reclassifications have been made to the prior period information to conform to the current period presentation.  In addition, as disclosed in Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended April 30, 2006, results for the three and nine month periods ended January 31, 2006 have been restated to properly account for minority interest.

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

(8)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Nature of Business and Significant Accounting Policies (continued):

Income (Loss) Per Share

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

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The lease contains a bargain purchase option which will require that it be accounted for as a capital lease.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and effectively converted to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has entered into a swap contract with the bank which effectively converts the mortgage to a fixed rate of 6.41%.

The Company recognized a gain of $345,676 on derivatives in the current quarter.  The aggregate fair value of the Company's swap contracts were in a favorable position of approximately $263,000 as of January 31, 2007 and are recorded as an asset in the accompanying condensed consolidated balance sheet.

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

(9)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended January 31		Nine Months Ended January 31
Cranston Parkade, LLC	2007	2006	2007	2006
Revenues	$1,067,999	$1,479,058	$3,701,663	$ 3,851,743
Expenses	977,822	1,209,670	3,119,335	3,277,079
Loss on early retirement of debt	0	0	0	2,268,803
Net Profit (Loss)	$ 90,177	$ 269,388	$ 582,328	$(1,694,139)

Dover Parkade, LLC
Revenues	$646,733	$716,142	$1,938,255	$ 1,919,962
Expenses	507,307	620,790	1,520,035	1,536,518
Loss on early retirement debt	0	0	0	3,075,163
Net Profit (Loss)	$139,426	$ 95,352	$ 418,220	$(2,691,719)

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of January 31, 2007 and April 30, 2006, $5,646,017 and $5,528,843, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

As of January 31, 2007, the Company has concluded that it is more likely than not that the Company will realize $1,647,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax provision of $207,000 for the nine months ended January 31, 2007.

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

(10)

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

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which had a two year vesting period and are now fully vested, were granted at $1.10 per share.  The right to exercise the options expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation of $325,000 was expensed in prior fiscal years.

During the three and nine months ended January 31, 2007, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of January 31, 2007 was approximately $325,000.

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

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements contained in Item 1 in this Quarterly Report.  The condensed consolidated financial statements include the accounts of the Company and its controlled affiliates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America

(11)

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS (continued):

Critical Accounting Policies (continued):

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

Restatement

As previously reported in Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006, results for the three and nine months ended January 31, 2006 have been restated as follows:

	Three Months Ended January 31, 2006		Nine Months Ended January 31, 2006
	(in thousands, except per share data)
	Previously Reported	Restated	Previously Reported	Restated
Minority Interest	$ 24	$(200)	$ (0)	$(250)
Net Loss	(765)	(989)	(3,158)	(3,408)
Net (loss) per share basic and diluted	(.25)	(.32)	(1.03)	(1.11)

Results of Operations

For the three months ended January 31, 2007, the Company had a profit of approximately $1,447,000 compared to a loss of approximately $990,000 for the three months ended January 31, 2006.  For the nine months ended January 31, 2007, the Company had a profit of approximately $1,052,000 compared to a loss of approximately $3,408,000 and included the following items.

	Three Months Ended 01/31/07	Three Months Ended 01/31/06	Nine Months Ended 01/31/07	Nine Months Ended 01/31/06
Loss from early retirement of debt (non consolidated affiliate)	$ 0	$ 0	$ 0	($2,671,983)
Gain (loss) on derivatives (consolidated affiliates)	345,676	(159,552)	(411,997)	(235,011)
Loss from early retirement of debt (consolidated affiliates)	0	0	0	(101,500)
	$345,676	($159,552)	($411,997)	($3,008,494)

Less deferred income tax on above	0	0	0	890,000
	$345,676	($159,552)	($411,997)	($2,118,494)

Excluding the net effects of the above items, the three and nine months ended January 31, 2007 would show net income of approximately $1,102,000 and $1,464,000, respectively.  The three and nine month periods ended January 31, 2006 would show net losses of $830,000 and $1,290,000, respectively.

(12)

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

    CONDITION AND RESULTS OF OPERATIONS (continued):

Results of Operations (continued):

During the three months ended January 31, 2007 the Company recorded an additional sale due to rental and construction achievements on 20,000 SF of the Bangor Parkade Shopping Center.  For the three and nine months such sales amounted to $2,327,741 and $3,798,376 respectively.  Costs for the periods were $625,844 and $1,005,737 respectively.  There is approximately 4,200 SF left to rent by September, which is the conclusion of the earn-out period related to the sale.

Other highlights in the Consolidated Statement of Operations for the three and nine months ended January 31, 2007 and 2006:

  Rental income has increased due to additional stores opening and paying rent in the North Adams Shopping Center.

  Construction income resulting from a construction contract of approximately $9,300,000 for renovations of a 204 unit apartment complex in Rockland, Mass.

  Service income (mainly fee income from the Company's CVS Pharmacy business) is down in excess of $300,000 for the nine months ended January 31, 2007 but is expected to increase in the near term.

  Increase in other revenues in the three and nine month period is mainly due to interest on invested cash.

  Selling general and administrative for the three and nine months ended January 31, 2007 and 2006 were burdened with legal costs related to two suits.

      1.     The Company is the Plaintiff in a lawsuit in Texas against Simon Property Group claiming tortious interference with contract and/or prospective contracts.  The suit seeks damages and concerns a shopping center that the Company is going to build in Edinburg, Texas.  The legal costs were $333,000 all of which were incurred in the three months ended January 31, 2007.

2.    The Company continues to be a defendant in a dissident shareholder suit (Kaplan lawsuit).  For the three and nine months ended January 31, 2007, the Company incurred legal costs for this suit of $109,000 and $454,000, respectively, compared to approximately $110,000 and $205,000, respectively, for the three and nine months ended January 31, 2006.

Capital Resources and Liquidity

The Company is completing construction of the Police Station in Cranston, RI, which will be available for occupancy in April of this year.  Rent will start at that time plus the partnership will receive a payment of $1,500,000 six months thereafter.  The Company expects that those funds will have to be used to cover construction costs in excess of estimates.

Of the cash and marketable securities on hand, approximately $1,400,000 has been drawn from the lender on the above property and will be used to pay the remaining construction costs.

On March 6, 2007 the Company purchased a 70 acre parcel of property in Edinburg, Texas for $10,260,000.  This property, plus an additional 40 acres which are under option to be purchased during 2007, will be used for a new multi-use shopping center to be known as The Shoppes at Rio Grande Valley. The project, scheduled to be built in phases during 2007-2010, could contain up to 1,000,000 square feet of retail space.

 (13)

Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

    CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resources and Liquidity (continued):

A loan of $7,100,000 was provided by UBS Real Estate Securities, Inc. to purchase the land with interest calculated at 30 day LIBOR plus 3.5%.  The balance of the purchase price was paid from cash on hand.

The Company has adequate cash investments and available credit to complete its current construction projects.

Long Term Obligation Schedule as of January 31, 2007:

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years

Long Term Debt	$52,970,922	$ 686,268	$1,943,504	$2,121,331	$48,219,819
Purchase Obligations	3,446,000	3,446,000	0	0	0
Tenant Allowance	76,000	76,000	0	0	0
Total	$56,492,922	$ 4,208,268	$1,943,504	$2,121,331	$48,219,819

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

Quantitative

	Maturing less than one year	Maturing greater than one year
Revolving line of credit and Long-term debt
Amount	$686,268	$52,968,528
Weighted average interest rate	5.92%	5.85%

Included in the above is variable rate long-term debt of $11,337,886 and $10,085,528 for which the Company has a Swap Agreement with its bank, which fixes the interest rate at 6.11% and 6.41%, respectively.

(14)

 Item 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has evaluated the operating effectiveness of our disclosure controls and procedures as of January 31, 2007.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weaknesses in our internal control over financial reporting as of January 31, 2007, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of our operations and cash flows for the fiscal years covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T.          CONTROLS AND PROCEDURES

Not Applicable

(15)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2006.  The court in Massachusetts has not ruled on attorney's fees and expenses and the Company is not sure whether the court is still considering the matter or not.  A trial on the Maine Shareholder Lawsuit was recently concluded and we are now awaiting for the court's decision.

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

 (16)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION (continued):

Exhibit 32.1       Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2       Certification of Chief Financial Officers, pursuant to 18 U.S.C. Section 1350.

                                                                                                         (17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
March 22, 2007	______________________________
Date	Neil H. Ellis - President and
Chief Executive Officer

/s/ Stuart I. Greenwald
March 22, 2007	______________________________
Date	Stuart I. Greenwald - Treasurer and Chief Financial Officer

(18)