Form 10-K
period 2007-04-30
FIRST HARTFORD CORP
filed 2007-08-24
CIK 36369

OMB APPROVAL OMB NUMBER: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response . . . . . . . . . 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2007.

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                                                             to

Commission file number 0-8862

FIRST HARTFORD CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0185800
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

149 Colonial Road, Manchester Connecticut	06040
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 860-646-6555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value of $1 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   X No

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

As of October 31, 2006, the aggregate market value of the registrant's common stock (based upon $2 closing price on that date on the OTC Securities Market) held by non-affiliates was approximately $3,427,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  3,046,267 as of August 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

Cautionary Statement Concerning Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

ITEM 1.           BUSINESS

(a)        General Development of Business

First Hartford Corporation and its subsidiaries (the “Company”), which was incorporated in Maine in 1909, is engaged in the purchase, development, ownership, management and sale of real estate.

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

The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, New Jersey, Texas, Massachusetts, Rhode Island and Maine.  Tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants and an occasional inquiry by potential tenants at the Company’s on-site offices.

The real estate business of the Company is diversified in terms of geographical locations, type of commercial property and form of ownership or management.  The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services.  During the year ended April 30, 2004, the Company, in addition to its retail construction, constructed a 60,000 s.f. building in Cranston, Rhode Island for lease to Katharine Gibbs College of which the Company owns 50% of the building. Currently, the Company has just completed building a 60,000 s.f. Police Station leased to the City of Cranston on a long-term basis.  The Police Station is on the same property as Katharine Gibbs College and is also a 50% joint venture.

The Company has executed an agreement with the CVS Drug Store chain to be a preferred developer in West Texas, the Rio Grande Valley in Texas, Long Island, NY and Northern New Jersey.  Since May, 2005, the Company has closed on a total of 16 projects to date.

The Company has no material patents, licenses, franchises or concessions.

Research and development is not a part of the Company’s business.

Our operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health safety. See “Item 1A: Risk Factors”.

On April 30, 2007, the Company employed 65 people.

ITEM 1.           BUSINESS (continued)

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

Operation of the Company’s real estate business requires construction materials and suitable land.  Construction materials can be obtained from many sources both national and local, but supplies and construction labor are subject to price fluctuations, strikes and delivery delays, which can greatly increase the cost of a project. Requirements of local building departments, town councils, fire marshals, and departments of transportation and various environmental agencies could also greatly increase costs and delay projects.

Commercial properties are available in the states where the Company is qualified to do business, however all real property is, by its nature, finite and subject to fluctuations in cost and unpredictable changes in local zoning ordinances and restrictions on planned construction.

Certain phases of the real estate business are inherently speculative and intensely competitive with many enterprises, both large and small, engaged in businesses similar to the Company’s throughout the United States.  The success of the Company, to a large extent, depends upon factors which may be beyond the control of management.  Some of these factors are variable construction costs, the mortgage market, real estate taxes, income tax laws, government regulations, the commercial rental market, the economy, and the economic health of tenants.  The ability of the Company to meet its debt service obligations and to operate profitability is also dependent on its ability to attract tenants and to compete successfully with the numerous other commercial properties available to prospective tenants.  The ability to attract tenants is dependent upon the Company's reputation and contacts, the changing character of the areas in which the Company’s properties are located, the rate of new construction in those areas and the extent of present and future competition in those areas.

The Company’s assets are concentrated mostly in the Northeast, which creates a geographic diversification risk.  The Company has presently broken ground on a large shopping center in Texas.

The real estate business, except for home builders, does not experience “backlogs” as that term is generally understood, nor is it seasonal.

The Company’s business is not dependent upon a single customer but there is a dependency on supermarkets as strip mall tenants.  The Company currently has Stop & Shop, Big Y and Price Rite as major tenants.  Also, approximately 25% of the Company's rental revenue is from Katharine Gibbs College in 2007.  The joint venture in which the Company owns 50%, owns the land and building of the college.  Through its interest in non consolidated entities, the Company is also involved in larger centers, which have a greater diversity of large tenants.

ITEM 1A.         RISK FACTORS (continued):

Service income which is predominately earned in connection with our agreement with CVS could increase or be terminated by CVS at any time.

Additionally, civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God may result in uninsured losses.

Applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values.  Further, throughout the period that we own real property, regardless of whether a property is producing any income, we must make significant expenditures, including property taxes, maintenance, insurance and related charges and debt service.  The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to our shareholders as dividends.

We depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects.

Our business is managed by a small number of key executive officers led by Neil Ellis our President, who also controls over 40% of the Company's common stock which assures him significant control over corporate decisions.  Mr. Ellis has continually supplied his personal guarantee to the Company's lenders which enables the Company to move forward with its business objectives.  The Company does not have any independent outside directors and there is no assurance that we will have any in the future.

Our business and operations could be negatively impacted by the actions of two dissident shareholders.

Richard Kaplan and David Kaplan, holders of an aggregate of approximately 21% of our common stock, are dissident shareholders who have publicly disclosed their displeasure with our management.  To that end, they have brought several legal actions against the Company and the President.  Three of these legal actions were consolidated, and a ruling by the court in these matters awarded the plaintiff only prospective relief consisting of an order that future proxy statements comply with disclosure requirements and that the court's decision be included in our next proxy statement.  In addition, in public filings, these shareholders have disclosed their intention to potentially influence management decisions.  Our operations have been negatively effected by the cost of defending against the actions brought by these dissident shareholders and our performance may be further effected if these dissident shareholders persist in bringing lawsuits and taking other actions against the Company and management.  Management urges the reader to see Item 3. The Maine Shareholder Suit, page 7, as it could have a significant effect on the future of the Company.

Risk associated with thinly traded stock

There is a limited amount of Company shares that are traded over the counter on the National Daily Quotation Services of the National Association of Securities Dealers "Pink Sheets".  The market is controlled by market makers, which usually causes a large spread between bid and ask prices.  As a result the market price of our common stock could be volatile.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company and its subsidiaries.

ITEM 2.           PROPERTIES (continued):

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

Putnam, CT	Shopping Center	57,311 sq. ft. T. J. Maxx 46%	Owned by a subsidiary of the Company

W. Springfield, MA	Shopping Center	144,322 sq. ft. PriceRite 23% A.J. Wright 18% K&G 14% Big Lots 21% Harbor Freight 12%	Owned by a subsidiary of the Company.

Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	50% owned by a subsidiary of the Company.

Cranston, RI	College	Katharine Gibbs College 60,000 sq.ft.	50% owned by a subsidiary of the Company.

Cranston, RI	Restaurant	Texas Roadhouse	50% owned by a subsidiary of the Company.

Cranston, RI	Police Station	60,000 sq.ft. Construction just completed. Leased to City of Cranston	50% owned by a subsidiary of the Company

North Adams, MA	Shopping Center	131,833 s.f. Cinema North 15% Peebles 14% Staples 11% 24,092 vacant to be leased and renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of proceeds from sale or refinancing after Company receives $500,000.
6

ITEM 3.           LEGAL PROCEEDINGS

Richard E. Kaplan v. First Hartford Corporation

The Massachusetts Proxy Related Shareholder Lawsuit(s):

The last remnant of the consolidated proxy related series of litigation(s) filed by a dissident shareholder (Richard Kaplan) against the Company concerned a July 24, 2006 motion filed by Kaplan for award of attorney's fee and expenses seeking approximately $330,000.  The Company objected to the motion.  By order dated March 27, 2007, the Court awarded the Plaintiff Attorney Fees of $40,000 and costs of $10,756.  The Company has paid these fees and costs and neither party chose to appeal the aforesaid award effectively ending the lawsuit.

The Maine Shareholder Lawsuit:

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

The complaint alleged that the Company, under the direction and control of [Neil] Ellis, acted and continues to act in ways that are illegal, oppressive and fraudulent.  The core of the allegations appear to maintain that the Company has been hurt because of alleged self-dealing and/or usurpation of Company opportunities by Mr. Ellis to his personal benefit.

The lawsuit seeks relief in equity pursuant to Maine statutes 13-C M.R.S.A. Sections 1430, 1431 (3) and 1433 or alternatively per 13-C M.R.S.A. Sections 1430 and 1434.  The relief sought seeks several possible remedies including recovery of unspecified damages for alleged wrong doing, purchase of the plaintiff shares (or other shareholders wanting to sell) for an unspecified “fair value”, the rescission of certain unspecified transactions between the Company and Mr. Ellis and related entities or the liquidation of the Company.  The complaint also sought to have a receiver appointed to run the Company pending the outcome of the litigation.

A trial on the merits occurred on November 6th and 7th of 2006 and a "Findings of Fact And Conclusions of Law" (the "Findings") dated April 2, 2007 (Kaplan v. First Hartford Corp., 2007 U.S. Dist. LEXIS 24826) was rendered by the Court.

The Findings found in favor of the Company and Mr. Ellis on all counts (i.e. fraud, illegality, corporate misapplication or waste) excepting the count of oppression in which it found in favor of the Plaintiff and against both the Company and Mr. Ellis.  As part of its Findings, the Court elected to defer its ruling regarding the issuance of any remedies pending further submissions from the parties.  There will likely be additional discovery conducted and possibly more evidence heard as part of the remedy phase process.

Until the remedy phase is concluded, the Company, has been advised (by counsel) that the Findings do not constitute a final judgment from which an immediate appeal might be taken.  The Company will continue to explore its options (including possible appeal) at the appropriate time. The Company is also exploring whether the findings of fact basis for the oppression finding can be otherwise challenged outside of an appeal.

ITEM 3.           LEGAL PROCEEDINGS (continued):

The Maine Shareholder Lawsuit (continued):

As a result of the Findings, the possible available remedies include, but are not necessarily limited to, a buy-out of the Plaintiff's holdings for a "fair value" figure (to be determined by the Court) and possible dissolution of the Company.  By order of the Court dated May 21, 2007, the Court denied the Company's request to remove dissolution as a possible remedy.

Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc.

A subsidiary (and/or its successors or assigns) of the Company has filed suit in the District Court of Hidalgo County, Texas (398th Judicial District) seeking both significant actual and exemplary damages and declaratory relief against the Simon defendants for their alleged interference with prospective tenants for the Company's development of a commercial lifestyle shopping center in Edinburg, TX.  Alleged counts in the complaint include, (i) intentional interference with existing contract, (ii) tortious interference with prospective relations, (iii) business disparagement.  The Company has incurred legal fees in the amount of $473,000 in prosecuting this matter.

Other Proceedings

The Company is not aware of any other material legal proceedings which would need to be cited herein.

For proceedings involving officers and directors, see Item 10(f) on Page 48.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY,

                  RELATED STOCKHOLDER MATTERS AND ISSUER

                  PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1 par value, is traded over-the-counter.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.pinksheets.com, symbol FHRT or http://www.yahoo.com.  Symbol FHRT.PK

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY,

                  RELATED STOCKHOLDER MATTERS AND ISSUER

                  PURCHASES OF EQUITY SECURITIES (continued):

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2006	High	Low	Dividends Paid Per Common Share
First Quarter	3.75	3.25	None
Second Quarter	3.50	2.50	None
Third Quarter	3.75	2.50	None
Fourth Quarter	3.00	1.70	None

Stock Price
2007	High	Low	Dividends Paid Per Common Share
First Quarter	2.70	1.50	$.10
Second Quarter	2.50	1.80	None
Third Quarter	2.50	1.95	None
Fourth Quarter	2.30	2.10	None

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

Sales of common stock have occurred from time to time.  The last sale was $2.36 a share on August 2, 2007.

The number of shareholders of record for the Company’s common stock as of April 30, 2007, is approximately 810.

ITEM 6.           SELECTED FINANCIAL DATA

For the Years Ended April 30, 2007, 2006, 2005, 2004, and 2003.

The selected financial data set forth below as of and for the years ended April 30, 2007, 2006, 2005, 2004, and 2003 are derived from the Company’s consolidated financial statements.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report.

ITEM 6.           SELECTED FINANCIAL DATA (continued):

	2007	2006	2005	2004	2003
Statement of Operations Data:

Revenues	$12,225,327	$33,875,673	$5,252,450	$2,678,235	$3,016,093
Net Income (Loss)	$10,714	$684,494	$(451,088)	$4,633,070	$ (50,821)

Weighted Average Number of Shares Outstanding - Basic	3,046,273	3,055,502	3,083,241	3,089,985	3,089,985

Income (Loss) per Share -Basic	$.00	$.22	$(.15)	$1.50	$(.02)

Balance Sheet Data:

Property under Construction	$29,065,238	$3,399,520	$8,203,715	$ -0-	$72,672

Developed Properties and Equipment – Net	$43,745,548	$30,520,123	$31,267,125	$22,461,875	$18,533,449

Total Assets	$83,983,097	$49,348,314	$47,976,547	$30,145,124	$24,414,329

Mortgages and Notes Payable	$70,919,171	$40,766,376	$46,056,033	$28,203,530	$26,193,371

Accounts Payable and Accrued Liabilities	$3,192,716	$3,174,841	$1,858,343	$2,309,040	$2,591,805

Shareholders' Deficiency	($1,168,855)	$(874,647)	$(1,594,205)	$(1,301,122)	$(5,971,707)

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION

The financial and business analysis below provides information, which the Company believes, is relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations.  This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

The following discussion and certain other sections of the Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors including changes in general economic conditions, interest rates and availability of funds, nature of competition and relationships with key customers and their financial condition may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Sale of Real Estate

The sales of Real Estate for the years ended April 30, 2007 and 2006 are solely the result of a sale of a shopping center in Maine.  Under contract prior to the start of construction, the price and timing of payments was a function of achievement of tenant occupancy and rent payments.  The shopping center consists of approximately 232,000 square feet.  In the year ended April 30, 2006 the Company realized $26,736,977 on the sale of approximately 207,000 square feet.  For the year ended April 30, 2007, an additional $3,798,376 was realized on approximately 21,000 square feet, of the remaining 4,000+ square feet (which must be rented and occupied as of September 17, 2007 in order to for the Company to realize a sale), the Company expects to close on 2,900 square feet.  As of now, the Company does not expect to close on the remaining rentable space.

In June 2007 the Police Department of the City of Cranston, RI accepted and occupied the facility leased to them by a consolidated partnership in which the Company owns 50%.  The 25 year lease would pass ownership to the City upon a $1,000,000 final payment.  This capital lease will be treated as a sale and will be recorded in the period ended July 31, 2007, resulting in a nominal profit for the Company.

Rental Income

As reported on Form 8-K as amended 12/8/06, a 75% owned partnership (Connolly & Partners) became a General Partner in a partnership (Rockland Place Apartments Limited Partnership which has acquired a 204 unit apartment complex).  The partnership is owned 99.9% by the Limited Partners and 0.1% by the general partners. Of the increase in rental revenue of 2007 over 2006, $782,000 is from the Rockland apartments and approximately $255,000 is from increased occupancy for a shopping center being renovated in North Adams, Massachusetts.

Service Income

Service income is mainly income from our CVS Pharmacy development projects.  The decrease for April 30, 2007 and increase for April 30, 2006 are largely a result of the number of CVS sites we developed, which was lower for April 30, 2007.

Other Income

Other income increased approximately $467,000 in 2007 as a result of interest income of approximately $267,000 from investment of excess cash and a partial recapture of expenses write off in the prior year of $172,000.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Operating Cost And Expenses

Increases in rental expenses of approximately $1,041,000 and $452,000 in the years ended April 30, 2007 and 2006 respectively, was due largely to the acquisition of the Rockland apartments in 2007 and the 2006 addition of the North Adams shopping center.

Selling, general and administrative expenses increased approximately $100,000 and $1,865,000 in 2007 and 2006 respectively, due to the following:

  Bonuses for 2006 increased SG&A cost $1,000,000 over 2005 and 2007.

  On January 1, 2005, the Company made a $30,000 investment representing a 75% interest in Connolly and Partners.  The Company earned no significant revenue while incurring selling, general and administrative expenses for the years ended April 30, 2007, 2006 and 2005 of approximately $433,000, $411,000 and $140,000, respectively.  Connolly and Partners should eventually earn a development fee on the Rockland project of approximately $800,000 less a bonus of 15% of that amount.

  Legal costs related to a dissident shareholder suit amounted to approximately $513,000 in 2007 as compared to $400,000 in 2006 and $250,000 in 2005.

  The Company is the Plaintiff in a suit against another developer in which legal fees amounted to $473,000 during the year ended April 30, 2007.

  Write offs of projects deemed unfeasible totaled $322,000, $422,000 and $214,000 in the years ended April 30, 2007, 2006 and 2005, respectively.

  The balance of increases are mostly due to new hires and salary increases, plus increases in benefit costs.

  Increases in professional fees (in both use and rates) are additional contributing factors.

Non-Operating Income (Expense)

Interest expense for the years ended April 30, 2007, 2006 and 2005 was approximately 33% of rental income.

The $101,500 expense in non-recurring items for 2006 was due to early retirement of debt.  The gain in the 2005 year includes a $807,000 settlement of a law suit less a cost for early retirement of debt.

The Company acquired an interest rate swap contract on a mortgage for the Police Station property in Cranston, RI.  This will allow our variable rate mortgage to convert to a fixed rate of 6.41%.  The Company also had a swap contract in place for the Katharine Gibbs College building.  As a result of owning these swaps in an environment of volatile interest rates the Company has recorded (losses) gains on derivatives of approximately ($684,000), $675,000 and $16,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Equity In Earnings (Losses) of Unconsolidated Subsidiaries

Equity in earnings of non-consolidated subsidiaries have gone from a loss of approximately $2,143,000 in 2006 to a gain of $571,000.  This loss is a result of debt refinancing by the subsidiaries, which caused a non-cash expense to the Company of approximately $2,672,000.  Among the advantage of the refinancing was the ability to raise our ownership interest from 25% to 50% in the Cranston joint venture, and a significant reduction in interest rates.  The Company has continued to apply the equity method in accounting for its non-consolidated subsidiaries which has resulted in a carrying value less than zero since it considers itself committed to providing financial support to these subsidiaries.

CAPITAL RESOURCE AND LIQUIDITY:

The Company ended the year with approximately $3,319,000 in cash and marketable securities.  The reduction from the $7,665,000 on hand at April 30, 2006 was mainly due to the purchase of 70 acres of land in Edinburg, Texas.  Although the Company was able to finance $7.1 million, an additional $3.5 million was needed to close.  The Company expects to close the construction loan on the Texas project during August, management is confident that we will be able to borrow an amount approximating our cash investment in the project.

We are currently attempting to buy back the approximately 20% minority interest of the Kaplan family although we are not confident that a reasonable outcome can be reached.  In the event it is not, a Federal Judge has the ability to liquidate the Company.

At April 30, 2007, the Company had an open line of credit in the amount of $2,000,000 with $342,000 in borrowings and Letters of Credit outstanding.

Although we have been able to remove the personal guarantee of Neil Ellis from most of our long term debt, certain construction lenders and otherwise unsecured lenders still require his guarantee.  Unless the threat of liquidation of the Company is removed, Mr. Ellis will probably not offer his personal guarantee to lenders.

The following schedule outlines our long-term obligations as of April 30, 2007:

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$62,354,095	$960,361	$2,335,127	$2,566,372	$56,492,235

Short-Term Debt	$8,565,076	$8,565,076

Purchase Obligations	$9,432,000	$9,432,000

Tenant Allowance	$56,000	$56,000

Total	$80,407,171	$19,013,437	$2,335,127	$2,566,372	$56,492,235

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained in Item 8 in this Annual Report.  Our Consolidated Financial Statements include the accounts of the Company and its controlled affiliates.  For a discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see – “Investments in Affiliated Partnerships”.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The estimates used in the preparation of the Consolidated Financial Statements are described below and in greater detail in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2007.  Certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company’s Board of Directors and the Company’s independent auditors.

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

Sale of Real Estate – The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.

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

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deposits, escrows, prepaid and deferred expenses in the consolidated balance sheets.  These costs would include option payments, attorney’s fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources. If development of the real estate commences, all of the accumulated costs are reclassed to property under construction in the consolidated balance sheets.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are expensed as incurred.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

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

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets and liabilities from period to period.

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

Investment In Affiliated Partnerships

Investments in entities in which the Company is not the general partner and has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company’s proportionate share of capital are applied as a reduction of the cost of the investment.  Investments in entities in which the Company has a 20-50% interest but does not control are carried at cost and are subsequently adjusted for the Company’s proportionate share of their undistributed earnings or losses, and any distributions (Equity Method).

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Investment In Affiliated Partnerships (continued):

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

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company’s April 30 year-end.  Dover Parkade reports on an April 30 year-end.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of April 30, 2007 and 2006, $5,759,255 and $5,638,337, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to developed properties that have been sold or developed properties that are intended to be sold be presented as discontinued operations in the Statement of Operations for all periods presented, and developed properties intended to be sold be designated as “held for sale” on the consolidated balance sheet.

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

Stock Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees," and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.  Under this method of adoption, the Company records compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company expenses its share-based compensation under the straight-line method.

ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.

Qualitative

Interest Rate Risk: Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is present primarily in the Company’s borrowings, some of which have variable interest rates. The Company limits its exposure with the use of interest rate swaps.  To mitigate the exposure to unexpected changes in interest rates, interest rate swaps are used primarily to fix rates in order to hedge against rate movements on some of the Company’s debt.

Quantitative

	Maturing less	Maturing greater
	than one year	than one year
Revolving line of credit and Long-term debt
Amount	$ 9,525,437	$ 61,393,734
Weighted average interest rate	8.25%	5.47%

Included in the above short term debt is a $7,100,000 land loan with an 8.875% interest rate.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data begin on page 20.  See the index to Financial Statements and Financial Statement Schedules in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures for year ended April 30, 2007.

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the operating effectiveness of our disclosure controls and procedures as of April 30, 2007.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2007 and 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management has engaged in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment, but because of new projects more work is necessary.  Notwithstanding weaknesses in our internal control over financial reporting as of April 30, 2007, we believe that the consolidated financial statements contained in this report present fairly our financial condition, the results of our operations and cash flows for the fiscal years covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

To assist in the assessment of the effectiveness of internal control over financial reporting the Company has hired an internal auditor.  That person will assess our controls using the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Management is attempting to put the Company in position to meet the upcoming requirements of the Sarbanes Oxley Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and subsidiaries (the "Company") as of April 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' deficiency, and cash flows for each of the years in the three-year period ended April 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut

August 23, 2007

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2007 AND 2006

ASSETS

	2007	2006

Real estate and equipment:
Developed properties	$47,676,462	$33,574,457
Equipment and leasehold improvements	475,138	377,433
	48,151,600	33,951,890

Less: accumulated depreciation and amortization	4,406,052	3,431,767
	43,745,548	30,520,123

Property under construction	29,065,238	3,399,520
	72,810,786	33,919,643

Cash and cash equivalents	2,585,076	5,144,743

Investment in marketable securities	733,980	2,520,014

Accounts and notes receivable, less allowance for doubtful accounts
of $14,000 and $30,000 as of April 30, 2007 and 2006, respectively.	1,267,603	537,561

Derivative instruments – swap agreements	0	675,292

Deposits, escrows, prepaid and deferred expenses	4,212,652	4,343,168

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	375,335	344,228

Deferred tax assets, net	1,988,000	1,854,000
	$83,983,097	$49,348,314

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2007 AND 2006

(continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
	2007	2006

Liabilities:
Mortgages and notes payable:
Construction loans payable	1,235,076	$663,635
Mortgages payable	69,430,384	40,102,741
Notes payable - other	253,711	- 0 -
	70,919,171	40,766,376

Accounts payable	2,179,714	1,449,628
Accrued liabilities	1,013,002	1,725,213
Deferred income	483,078	566,515
Accrued cost of derivatives	8,665	-0-
Other liabilities	5,834,092	5,647,434
Due to related parties and affiliates	71,853	67,795
	80,509,575	50,222,961
Minority interest	4,642,377	- 0 -

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 in 2007 and 2006, outstanding 3,046,267 and 3,046,279 in 2007 and 2006, respectively	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(7,511,149)	(7,216,965)
	843,571	1,137,755
Less: Treasury stock, at cost, 252,342 and 252,330 shares in
2007 and 2006, respectively	2,012,426	2,012,402
	(1,168,855)	(874,647)
	$83,983,097	$49,348,314

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

	2007	2006	2005

Revenues:
Sale of real estate	$3,798,376	$26,736,977	$128,500
Rental income	6,623,780	5,582,302	4,729,394
Service income	1,179,769	1,400,064	228,818
Other	623,402	156,330	165,738
	12,225,327	33,875,673	5,252,450

Operating costs and expenses:
Cost of sales, real estate	1,005,737	21,318,138	37,979
Rental expenses	3,481,974	2,693,228	2,241,171
Service	554,165	654,232	98,656
Selling, general and administrative	5,028,818	4,928,593	3,063,293
	10,070,694	29,594,191	5,441,099

Income (loss) from operations	2,154,633	4,281,482	(188,649)

Non-operating income (expense)
(Loss) gain on derivatives	(683,957)	675,292	15,785
Non-recurring items, net	-0-	(101,500)	632,781
Interest expense	(2,111,100)	(1,862,354)	(1,588,141)
	(2,795,057)	(1,288,562)	(939,575)

(Loss) income before income taxes	(640,424)	2,992,920	(1,128,224)

Benefit from income taxes	(39,904)	(85,189)	(786,413)

(Loss) Income before minority interest and equity in
(losses) earnings of unconsolidated subsidiaries	(600,520)	3,078,109	(341,811)

Minority interest in losses (income) of consolidated joint ventures	39,629	(250,000)	(498,571)

Equity in (losses) earnings of unconsolidated subsidiaries	571,605	(2,143,615)	389,294

Net income (loss) before other comprehensive income	10,714	684,494	(451,088)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

(continued)

	2007	2006	2005

Other comprehensive (loss) income, net of taxes:	-0-	- 0 -	(3,661)

Comprehensive income (loss)	$10,714	$684,494	($454,749)

Net income (loss) per share	$.00	$.22	$(.15)

Net income (loss) per share – diluted	$.00	$.21	$(.15)

Shares used in basic per share computation	3,046,273	3,055,502	3,083,241
Shares used in diluted per share computation	3,165,807	3,213,830	3,083,241

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

Capital

Unearned

Accumulated

Common
		in Excess		Stock	Comprehensive
Treasury

Stock
		of Par
Deficit
				Compensation	Income	Stock	Total

Balance, April 30, 2004	$3,322,213	$5,182,645	$(7,450,371)	$(291,146)	$3,661	$(2,068,124)	$(1,301,122)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	(834)	(834)

Adjustments to Capital Stock	(23,604)	(126,534)	- 0 -	- 0 -	- 0 -	150,138	- 0 -

Amortization of Unearned
Stock Compensation	- 0 -	- 0 -	- 0 -	162,500	- 0 -	- 0 -	162,500

Comprehensive Loss	- 0 -	- 0 -	(451,088)	- 0 -	(3,661)	- 0 -	(454,749)

Balance, April 30, 2005	3,298,609	5,056,111	(7,901,459)	(128,646)	- 0 -	(1,918,820)	(1,594,205)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	(93,582)	(93,582)

Amortization of Unearned
Stock Compensation	- 0 -	- 0 -	- 0 -	128,646	- 0 -	- 0-	128,646

Comprehensive Income	- 0 -	- 0 -	684,494	- 0 -	- 0 -	- 0 -	684,494

Balance, April 30, 2006	3,298,609	5,056,111	(7,216,965)	- 0 -	- 0 -	(2,012,402)	(874,647)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	(24)	(24)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

(continued)

Capital

Unearned

Accumulated

Common
		in Excess		Stock	Comprehensive
Treasury

	Stock	of Par
Deficit
				Compensation	Income	Stock	Total

Dividend	- 0 -	- 0 -	(304,898)	- 0 -	- 0 -	- 0 -	(304,898)

Comprehensive Income	- 0 -	- 0 -	10,714	- 0 -	- 0 -	- 0 -	10,714

Balance, April 30, 2007	$3,298,609	$5,056,111	$(7,511,149)	$- 0 -	$- 0 -	$(2,012,426)	$(1,168,855)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$10,714	$684,494	$(451,088)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated subsidiaries	(571,605)	2,143,615	(389,294)
Minority interest in (losses) income of consolidated joint ventures	(39,629)	250,000	498,571
Gain on sale of real estate	(2,792,639)	(5,418,839)	- 0 -
Depreciation	974,285	856,347	642,231
Amortization	220,557	206,277	248,198
Deferred income taxes	(134,000)	(154,000)	(800,000)
Amortization of unearned stock compensation	-0-	128,646	162,500
Loss (gain) on derivatives	683,957	(675,292)	(15,785)
Realized gain on sale of marketable securities	-0-	- 0 -	(3,661)

(Increase) decrease in:
Accounts and notes receivables, net	(730,042)	(28,539)	402,879
Deposits, escrows, prepaid and deferred expenses	(90,041)	(889,534)	(1,419,095)

Increase (decrease) in:
Accrued liabilities	(712,211)	1,037,819	115,565
Accrued cost of derivatives	-0-	- 0 -	(163,274)
Other liabilities	-0-	365,854	1,277,316
Deferred income	(83,437)	443,113	44,748
Accounts payable	730,086	278,679	(566,263)

Net cash used in operating activities	(2,534,005)	(771,360)	(416,452)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

(continued)

	2007	2006	2005
Cash flows from investing activities:			(Restated)
Distributions from (investment in) affiliates, net	758,264	1,688,945	229,854
(Investment in) proceeds from sale of marketable securities	1,786,034	(2,520,014)	676,680
Purchase of equipment and leasehold improvements	(73,499)	(109,345)	(147,157)
Proceeds from sale of real estate	3,774,807	26,736,977	- 0 -
Additions to developed properties and property under construction	(32,064,747)	(16,513,943)	(17,504,039)
Net cash provided by (used in) investing activities	(25,819,141)	9,282,620	(16,744,662)

Cash flows from financing activities:
Minority investment in (distributions from) consolidated joint ventures	4,682,005	(250,000)	(517,750)
Purchase of treasury stock	(24)	(93,582)	(834)
Dividend Paid	(304,898)	-0-	-0-
Proceeds from:
Construction loan payable	10,671,441	13,754,142	6,766,433
Mortgage payable	21,068,947	846,871	28,011,784
Notes payable	230,000	- 0 -	722,077
Advances from related parties and affiliates, net	-0-	- 0 -	694,598
Principal payments on:
Construction loan payable	(10,100,000)	(17,514,916)	(7,905,500)
Mortgage payable	(426,448)	(293,624)	(9,515,742)
Notes payable	(495)	(2,082,130)	(226,548)
Advances to related parties and affiliates, net	(27,049)	(100,712)	- 0 -
Net cash (used in) provided by financing activities	25,793,479	(5,733,951)	18,028,518

Net increase (decrease) in cash and cash equivalents	(2,559,667)	2,777,309	867,404
Cash and cash equivalents, beginning of year	5,144,743	2,367,434	1,500,030

Cash and cash equivalents, end of year	$2,585,076	$5,144,743	$2,367,434

Cash paid during the year for interest	$1,923,095	$1,872,361	$1,736,517
Cash paid during the year for income taxes	174,456	22,185	11,321

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

(continued):

	2007	2006	2005
Non cash investing and financing activities:
Loans assumed in connection with the acquisition of:
Rockland Place Apartments LP	$8,685,144	$-0-	$-0-
Acquisition of vehicle with note payable	$24,206	$-0-	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

1.      Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909, and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Hartford Corporation, its wholly owned subsidiaries and other controlled subsidiaries (collectively referred to as the “Company”).  The Company records minority interest for the non-owned portion of consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company’s own use (rental/future sale).

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had cash equivalents consisting of U.S. treasury securities, certificates of deposit and money market accounts which totaled approximately $1,546,000 and $3,960,000 at April 30, 2007 and 2006, respectively.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

1.      Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued)

Sale of Real Estate – The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. In 2006, the Company sold property under construction held for sale in Bangor, Maine with a book value of $21,318,138 for a sale price of $26,736,977.  In 2007 additional stores were sold for $3,798,376 which had a book basis of $1,005,737.

Rental Income - Rental income is recognized on a straight line basis over the terms of the respective leases and consists of base rent, and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  Recoverable costs received before earned are included in deferred income and such amounts totaled $83,500 and $128,400 as of April 30, 2007 and 2006, respectively.  There are no contingent rents.

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

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deposits, escrows, prepaid and deferred expenses in the consolidated balance sheets.  These costs would include option payments, attorney’s fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If development of the real estate commences, all of the accumulated costs are reclassed to  property under construction in the consolidated balance sheets.  If the project is later abandoned, all of the accumulated costs are charged to expense.  Costs for in-house engineering and drafting, estimating and purchasing and development are not considered significant and are expensed as incurred.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

1.      Summary of Significant Accounting Policies (continued):

Deferred Expenses (continued):

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  Deferred financing costs include legal fees and other costs relating to the acquisition of debt financing.  Leasing and financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets and are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The amortized balance of such costs amount to $1,983,656 and $1,805,907 as of April 30, 2007 and 2006, respectively.  Amortization expense was $220,557, $206,277 and $248,198 for 2007, 2006 and 2005, respectively.  Amortization expense for the next five years is expected to be as follows:

Ending April 30

2008	$204,158
2009	$199,723
2010	$184,820
2011	$180,855
2012	$177,372

Investment in Affiliated Partnerships

Investments in entities in which the Company is not the general partner and has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company’s proportionate share of capital are applied as a reduction of the cost of the investment.  Investments in entities in which the Company has a 20-50% interest but does not control are carried at cost and are subsequently adjusted for the Company’s proportionate share of their undistributed earnings or losses, and any distributions (Equity Method).

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

1.      Summary of Significant Accounting Policies (continued):

Investment in Affiliated Partnerships(continued):

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

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company’s April 30 year-end. Therefore, the effect of the April 28, 2005 transaction was reflected in the Company’s April 30, 2006 year-end. Dover Parkade reports on an April 30 year-end.  The Company recorded equity in earnings (losses) of unconsolidated subsidiaries of $571,605, ($2,143,615) and $389,294 for the years ended April 30, 2007, 2006 and 2005.  See Note 12 for selected financial information of these significant unconsolidated subsidiaries.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of April 30, 2007 and 2006, $5,759,255 and $5,638,337, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

1.         Summary of Significant Accounting Policies (continued):

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a single accounting model for the impairment or disposal of long-lived assets such as real estate and equipment including discontinued operations.  SFAS No. 144 requires that the operations related to developed properties that have been sold or developed properties that are intended to be sold be presented as discontinued operations in these consolidated statements of operations and comprehensive income (loss) for all periods presented, and developed properties intended to be sold be designated as “held for sale” on the consolidated balance sheets.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of April 30, 2007, investments consist of equity securities which are classified as available for sale. Net unrealized holding gains and losses on equity securities are included as a separate component of stockholders’ deficiency but are insignificant as of April 30, 2007. As of April 30, 2006, investments are classified as held to maturity and consist of certificates of deposit valued at amortized cost, which approximates fair market value.

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

Stock Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees," and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.  Under this method of adoption, the Company records compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company expenses its share-based compensation under the straight-line method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

2.         Acquisition:

The Company has a .005% ownership interest in and is a general partner of Rockland Place Apartments Limited Partnership (the “Partnership”) which was formed under the laws of the Commonwealth of Massachusetts on May 15, 2006, for the purpose of owning and operating a rental housing project financed with loans from Massachusetts Housing Finance Agency (MHFA) and subsidies from U.S. Department of Housing and Urban Development (HUD). On November 1, 2006 the partnership agreement was amended to admit Boston Capital Corporate Tax Credit Fund XXV and XXVI as the investment limited partners with a 19.998% and 79.992% ownership, respectively. BCCC, Inc was admitted as the Special Limited Partner with a 0% ownership. The Company has consolidated the Partnership based on the express legal rights provided to it by the Partnership Agreement and its control of the business activity of the Partnership.

The investor limited partner is required to make capital contributions in the amount of $9,364,014 of which $4,682,007 has been received as of April 30, 2007 and $4,682,007 remains to be received in future years. The contributions are payable in specific amounts at specific times subject to the provisions of the partnership agreement. The contributions are subject to adjustment based on the actual low income housing tax credits compared to the projected amounts.

The Partnership closed on the acquisition of the rental property on November 1, 2006, subject to adjustments for an effective date of November 22, 2006. The project consists of 204 units located in Rockland, Massachusetts and is currently under the name of Rockland Place Apartments. There was no significant activity prior to acquisition.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

2.         Acquisition (continued):

The purchase price was allocated to land and building based on their respective fair values as set  forth below. A summary of the allocation of the purchase price follows:

Land	$ 2,695,896
Building	7,795,505
$10,491,401

The property was acquired subject to various loans as follows:

Cash paid	$ 600,000
Mortgages paid on behalf of seller	1,184,082
Assumption of MHFA mortgages	4,416,605
Assumption of HUD mortgage	4,268,539
Other	22,175
$10,491,401

Among the mortgages assumed was the third mortgage note with MHFA having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. Principal and all accrued and unpaid interest are due on the date of maturity on January 1, 2024. The Partnership has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan has been recorded at the fair value of the loan at the date of acquisition, which was $1,828,910. The fair value has been determined based on the fair value of the property on the acquisition date less the primary loan balances.

The Partnership also assumed the Flexible Subsidy Capital Improvement Loan held by HUD and payable from surplus cash, as defined. The note was assigned to the Partnership with 0% per annum for a principal sum of $4,268,539.

The Partnership entered into a Regulatory Agreement with MHFA which regulates the operations and occupancy requirements of the project and limits cash distributions to 10% of borrowers’ equity per year, subject to certain other priorities as described in the mortgage loans. Payments on the development fee note agreement, (See note 3) are allowed from operations revenue subject to the payment priorities detailed in the MHFA Regulatory Agreement.

Each building of the project will qualify for low-income housing credits pursuant to Internal Revenue Code Section 42 (Section 42), which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits. In addition, the Partnership has executed an Extended Low-Income Housing Agreement, which requires the utilization of the project pursuant to Section 42 through the compliance period, even if the Partnership disposes of the project.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

2.         Acquisition (continued):

The project’s low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the contributed capital by the investor limited partners.

The Partnership entered into an agreement with the Rockland Housing Authority whereby the Housing Authority has the right of option to purchase the property after the 15-year tax credit compliance period from the Partnership. The option price is specified via a formula in the agreement.

3.                                                Construction Loans, Mortgages, and Notes payable:

	2007	2006
Construction Loans and Mortgage notes payable with interest rates ranging from a low of 0.00% (see note 2) to 11.00% at April 30, 2007. Maturities are at various dates through 2046. The loans and notes are secured by the respective real estate and in some cases guarantees of the president of the Company (see Note 4). A loan on a property in North Adams, MA in the amount of $12,127,603 will bear interest only from free cash flow, as defined, until development of the project is completed.	$70,665,460	$40,766,376

Note payable to Ford Credit at a rate of .9% secured by a vehicle.	23,711	- 0 -
Development fee notes payable to a partner in Rockland Place is non-interest bearing with no specific repayment terms. (See note 2)	230,000	- 0 -

	$70,919,171	$40,766,376

For the years ended April 30, 2007 and 2006, the Company capitalized interest charges for property under construction totaling $475,022 and  $549,320, respectively.

Aggregate principal payments due on the above debt during the next five years are as follows:

Year Ending April 30

2008	$ 9,525,437
2009	1,139,584
2010	1,195,543
2011	1,254,756
2012	1,311,617
Thereafter	56,492,234
$70,919,171

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

4.         Pledge of Stock Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the President of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee but it continues to be a necessary component to most construction loans.  In the past, the Company has disclosed stock pledges of subsidiaries to the President of the Company as protection from personal losses due to his guarantees.  These pledges are expected to stay in place until the guarantees are eliminated.

The President of the Company has guaranteed the following outstanding amounts at April 30, 2007:

Loan for Katharine Gibbs College building -
5% of loan balance outstanding	$567,000
Mortgage – Corporate Office	$297,000

The President of the Company has guaranteed the following letters of credit at April 30, 2007:

Open Letter of Credit - Cranston Police Station	$1,000,000
Open Letter of Credit in lieu of Construction Bond - Mass Housing for Rockland, MA project.	$1,410,000
$2,000,000 Operating Line of Credit	$342,000

A Letter of Credit of $342,000 for the Rockland, MA project was issued against the $2,000,000 line, which is the only amounts outstanding at April 30, 2007 against this line.

Subsequent to April 30, 2007, the President of the Company guaranteed a $7.1 million loan to purchase land in Edinburg, TX.

The terms of the $1,000,000 Letter of Credit for the Police Station has been satisfied and the Letter of Credit has been cancelled.

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

5.         Related Party Transactions:

Amounts included in revenue resulting from transactions with Hartford Lubbock Parkade LLP (in which the Company has a 2% minority interest), and MIP16A Corp, a company which is owned by the President of the Company and his wife are as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

5.          Related Party Transactions (continued):

	2007	2006	2005
Management Fees	$66,662	$56,938	$46,862
Service Fees	39,881	19,625	11,220
Total	$106,543	$76,563	$58,082

Richmond Realty, LLC  (Richmond) is owned by the Company's Vice President and his wife.  Richmond’s income and expenses are not considered material and are not included in the Statement of Operations of First Hartford Corporation.  Richmond had ceased operations as of April 30, 2007.

6.            Stock Option Plan:

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 of which $128,646 and $162,500, has been expensed in 2006 and 2005, respectively.  The put option expires 5 years after the stock option is fully vested.

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

Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date of the awards under the plan consistent with the methodology of SFAS No. 123, the Company's net income (loss) would have been adjusted to reflect the following pro forma amounts:

	2006	2005
Net income (loss):
As reported	684,494	(451,088)
Effect of stock-based employee compensation
expense determined under fair valuation
method for all awards, net of any related tax effects	(109,275)	(145,700)
Pro forma	575,219	(596,788)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

6.         Stock Option Plan (continued):

Net income per common share:
Basic earnings per share:
As reported	.22	(.15)
Pro forma	.19	(.19)
Diluted earnings per share:
As reported	.21	(.15)
Pro forma	.18	(.19)

A summary of the status of the Company's stock option plan as of April 30, 2007, 2006, and 2005, and changes during the years then ended is presented below.

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	250,000	$1.10	250,000	$1.10
Granted	- 0 -	- 0 -	- 0 -	- 0 -	- 0-	- 0 -
Outstanding at end of year	250,000	$1.10	250,000	$1.10	250,000	$1.10

Options exercisable at year end	250,000		250,000		- 0 -

During the year ended April 30, 2007, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of April 30, 2007 was approximately $325,000.

7.         Non-Recurring Items:

Amounts recorded as non-recurring items are as follows:

	2007	2006	2005
Income
Gain on settlement of litigation	$ - 0 -	$ - 0 -	$807,950

Expense
Early retirement of debts	- 0 -	- 0 -	(159,084)
Other	- 0 -	- 0 -	(16,085)
Write off of financing fees	- 0 -	(101,500)	- 0 -
	$ - 0 -	$(101,500)	$632,781

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

8.         Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $57,874, $41,517 and $31,069 for 2007, 2006 and 2005, respectively.

9.         Income Taxes

9.            Income Taxes:

The provision for (benefit from) income taxes is comprised of the following:

	2007	2006	2005
Current provision for state taxes	$80,770	$ 58,811	$ 2,266
Current provision for federal income tax	13,326	10,000	11,321
Deferred income taxes (benefit)	(134,000)	(154,000)	(800,000)
	$ (39,904)	$ (85,189)	$(786,413)
The components of the net deferred tax asset are as follows:

	2007	2006	2005
Tax effect of net operating loss carry forward	$2,486,000	$2,318,000	$2,500,000
Valuation allowance	(498,000)	(464,000)	(800,000)
	$1,988,000	$1,854,000	$1,700,000

The Company will only recognize a deferred tax asset when, based on upon available evidence, realization is more likely than not.  In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.  As of April 2007, 2006 and 2005, the Company concluded that it was more likely than not that the Company would realize $1,988,000, $1,854,000 and $1,700,000, respectively, in deferred tax assets.  Accordingly, the Company increased (decreased) its valuation allowance by $34,000, ($336,000) and ($550,000) in 2007, 2006 and 2005, respectively.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

10.        Income (Loss) Per Share (continued):

Year Ended April 30
Numerator	2007	2006	2005
Net income (loss)	$10,714	$684,494	$(451,088)

Denominator
Weighted average number of shares outstanding	3,046,273	3,055,502	3,083,241
Effect of dilutive options outstanding	119,534	158,328	0
Denominator for diluted earning per share	3,165,807	3,213,830	0
Net income per share – basic	.00	.22	(.15)
Net income per share – diluted	.00	.21	(.15)

All outstanding options vested February 11, 2006.

11.        Leases:

The Company leases commercial real estate under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2007 for each of the next five years are as follows:

Year Ending April 30
2008	$3,958,482
2009	$3,763,496
2010	$3,723,430
2011	$3,663,966
2012	$3,373,745

12.        Investments in Affiliates:

The Company has investments in four unconsolidated noncorporate joint ventures, three of which own shopping centers.  Dover Parkade, LLC, Cranston Parkade, LLC and Trolley Barn Associates are accounted for on the Equity Method. Hartford Lubbock Parkade, LLP is accounted for at cost.

Selected information is as follows:

Dover – New Jersey:

            Operating property.

            Operating data – April 30.

            Company ownership – 50% investment at inception was $147,500.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

12.         Investments in Affiliates (continued):

	2007 (Audited)	2006 (Audited)	2005 (Audited)

Assets	14,120,864	$14,174,474	$14,677,976
Liabilities	20,445,132	20,478,645	15,847,153
Members’ deficit	(6,324,268)	(6,304,171)	(1,169,177)
Revenue	2,560,078	2,597,525	2,467,442
Operating expenses	930,455	967,949	952,568
Non-operating income (expense)	(1,094,824)	(4,169,910)	(1,129,007)
Net (loss) income	534,799	(2,540,334)	385,867

The property’s major tenant is Stop & Shop, which provided 53% of the total revenue in fiscal 2007 under a lease that expires June 30, 2026.

Cranston – Rhode Island:

Operating Property.

Operating data – December 31

Company ownership – 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% in April, 2005.

	2006 (Audited)	2005 (Audited)	2004 (Audited)

Assets	$26,053,128	$26,840,379	$27,556,861
Liabilities	35,896,887	36,538,661	25,401,567
Partners (deficit) capital	(9,843,759)	(9,698,282)	2,155,294
Revenue	4,844,013	5,008,186	4,677,425
Operating expenses	2,121,013	2,432,509	2,181,244
Non-operating income (expense)	(1,987,622)	(4,228,076)	(1,692,600)
Net (loss) income	735,378	(1,652,399)	803,581

The property has two major tenants, Stop & Shop and Kmart which provided approximately 65% of total revenue in 2007 under leases that expire October 30, 2021 and May 30, 2027, respectively.

Trolley Barn:

The Company owns a 50% interest in the partnership that owns 7 acres of vacant land in Cranston, Rhode Island.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

12.        Investments in Affiliates (continued):

Hartford Lubbock:

The Company owns a 1.99% general partner interest in the partnership which is managing agent for a shopping center in Lubbock, Texas.  The remaining interest is owned by Lubbock Parkade, Inc., a wholly owned subsidiary of Journal Publishing, Inc., which is owned by the Company's president and his wife.

13.       Financial Instruments:

Concentrations of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts and notes receivable.

The Company places its cash deposits, including investments in certificates of deposit, with high credit quality financial institutions.  Bank deposits will usually be in excess of the federal depository insurance limit.

At April 30, 2007 the Company had $733,000 of marketable securities. These securities are preferred dividend paying shares of major money center banks. As with all other equity securities they are subject to the increases and decreases of the stock market. The controlled entity owning these securities is 50% owned by others, and both the risk and reward will be shared by the non-controlling partner.

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts and notes receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Approximately 25% and 26% of the Company's rental income is from Katharine Gibbs College in 2007 and 2006, respectively.

Fair Value of Financial Instruments

SFAS No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below.

Cash, marketable securities, accounts and notes receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgages and notes payable: The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company’s current incremental borrowing rate.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

14.       Derivative Instruments:

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by executing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new mortgage rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.  At April 30, 2006, the fair value of the swap contract was in a favorable position of $297,540 and was recorded as a derivative instrument asset in the consolidated balance sheet with the related gain for the year ended April 30, 2006 recorded in the consolidated statement of operations and comprehensive income (loss).  As a result of volatile interest rates the contract value at April 30, 2007 was reduced to a liability of $26,663 and $324,203 was charged to operations.

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The lease contains a bargain purchase option, which will require that it be accounted for as a capital lease.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and effectively converts to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has become liable for a swap contract entered into by the bank, which effectively converts the mortgage to a rate of 6.41%.  At April 30, 2006, the fair value of the swap contract was in a favorable position of $377,752 and was recorded as a derivative instrument asset in the consolidated balance sheet with the related gain for the year ended April 30, 2006 recorded in the consolidated statement of operations and comprehensive income (loss).  At April 30, 2007 the favorable position declined by $359,754 and is in a $17,998 favorable position.

15.          Litigation:

Richard E. Kaplan v. First Hartford Corporation

The Massachusetts Proxy Related Shareholder Lawsuit(s):

The last remnant of the Massachusetts litigation(s) filed by a dissident shareholder (Richard Kaplan) against the Company concerned a July 24, 2006 motion filed by Kaplan for award of attorney's fee and expenses seeking approximately $330,000.  The Company objected to the motion.  By order dated March 27, 2007, the Court awarded the Plaintiff Attorney Fees of $40,000 and costs of $10,756.  The Company has paid these fees and costs and neither party chose to appeal the aforesaid award effectively ending the lawsuit.

The Maine Lawsuit:

The same shareholder who was the plaintiff in the above described Massachusetts lawsuits (Richard E. Kaplan) has also filed a separate complaint in Maine against both the Company and Neil H. Ellis individually.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

15.       Litigation (continued):

Richard E. Kaplan v. First Hartford Corporation

The Maine Lawsuit (continued):

The complaint was filed in the United States District Court for the District of Maine on or about September 15, 2005 and is styled as Kaplan v. First Hartford Corporation and Neil Ellis, No. 05-144-DBH.

The complaint alleged that the Company, under the direction and control of [Neil] Ellis, acted and continues to act in ways that are illegal, oppressive and fraudulent.  The core of the allegations appear to maintain that the Company has been hurt because of alleged self-dealing and/or usurpation of Company opportunities by Mr. Ellis to his personal benefit.

The lawsuit seeks relief in equity pursuant to Maine statutes 13-C M.R.S.A. Sections 1430, 1431 (3) and 1433 or alternatively per 13-C M.R.S.A. Sections 1430 and 1434.  The relief sought, seeks several possible remedies including recovery of unspecified damages for alleged wrong doing, purchase of the plaintiff shares (or other shareholders wanting to sell) for an unspecified “fair value”, the rescission of certain unspecified transactions between the Company and Mr. Ellis and related entities or the liquidation of the Company.  The complaint also sought to have a receiver appointed to run the Company pending the outcome of the litigation.

A trial on the merits occurred on November 6th and 7th of 2006 and a "Findings of Fact And Conclusions of Law" (the "Findings") dated April 2, 2007 (Kaplan v. First Hartford Corp., 2007 U.S. Dist. LEXIS 24826) was rendered by the Court.

The Findings found in favor of the Company and Mr. Ellis on all counts (i.e. fraud, illegality, corporate misapplication or waste) excepting the count of oppression in which it found in favor of the Plaintiff and against both the Company and Mr. Ellis.  As part of its Findings, the Court elected to defer its ruling regarding the issuance of any remedies pending further submissions from the parties.  There will likely be additional discovery conducted and possibly more evidence heard as part of the remedy phase process.

The possible available remedies include, but are not limited to, a buy-out of the Plaintiff's holdings for a "fair value" figure (to be determined by the Court) and possibly dissolution of the Company.  By order of the Court dated May 21, 2007, the Court denied the Company's request to remove dissolution as a possible remedy.

Until the remedy phase is concluded, the Company, has been advised (by counsel) that the Findings do not constitute a final judgment from which an immediate appeal might be taken.  The Company will continue to explore its options (including possible appeal) at the appropriate time. The Company is also exploring whether the findings of fact basis for the oppression finding can be otherwise challenged outside of an appeal.  The Company cannot predict the outcome of this matter at this time.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

15.       Litigation (continued):

Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc.

The Company has filed suit in the District Court of Hidalgo County, Texas (398th Judicial District) seeking both significant actual and exemplary damages and declaratory relief against the Simon defendants for their alleged interference with prospective tenants for the Company's development of a commercial lifestyle shopping center in Edinburg, TX.  Alleged counts in the complaint include, (i) intentional interference with existing contract, (ii) tortious interference with prospective relations, (iii) business disparagement.  The Company has incurred legal fees in the amount of $473,000 in prosecuting this matter.

Other Proceedings

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but     the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

16.        Dividends:

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

17.       Quarterly Data (unaudited):

Following are summaries of quarterly consolidated balance sheet, operating and per share data for the years ended April 30, 2007 and 2006.  Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter.  Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the per share net loss for the respective total years reported elsewhere in this report.

Quarters Ended
	April 30, 2007	January 31, 2007 (1)		October 31, 2006	July 31, 2006
	(in thousands, except per share data)
Fiscal 2007		(Restated)	(Previously reported)
Revenues	$3,015	$4,387	$6,115	$3,314	$1,509
Cost & Expenses	3,420	2,790	4,395	2,229	1,632
Net income (loss)	(920)	1,326	1,448	(31)	(364)
Net income (loss) per common share basic diluted	(.30) (.29)	.43 .42	0.47 0.45	(0.01) (0.01)	(0.12) (0.12)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

17.        Quarterly Data (unaudited) (continued):

Quarters Ended
(in thousands, except per share data)

	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005
Fiscal 2006
	(2)
Revenues	$28,658	$1,580	$1,953	$1,684
Cost & Expenses	24,285	1,832	1,811	1,666
Net income (loss)	4,093	(989)	(635)	(1,784)
Net income (loss) per common share basic diluted	1.34 1.27	(.32) (.32)	(.21) (.21)	(.58) (.58)

(1)            In the third quarter, the Company did not consolidate Rockland Place Apartments LP and  therefore included $1,727 and $1,605 in additional revenues and costs and expense, respectively, in the January 31, 2007 Form 10-Q Filing. The restatement reduced net income by $122.

(2)            In the fourth quarter of Fiscal 2006 the Company sold property under construction held for sale in Bangor, Maine for a sale price of $26,736,977.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	79	President	1966 – Present

Stuart I. Greenwald	65	Treasurer/Secretary	1980 – Present

David B. Harding	62	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE (continued):

(b)        Identification of Executive Officers (continued):

Name	Age	Position	Period of Service

Neil H. Ellis	79	President	1966 – Present
Stuart I. Greenwald	65	Treasurer/Secretary	1980 – Present

David B. Harding	62	Vice President	1998 - Present

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

(e)        Business Experience

1.          The following is a brief description of the background of each director or executive officer:

Mr. Ellis has been President of the Company for more than five years.  He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.), owned by him and his wife.

Mr. Greenwald has been Treasurer of the Company for more than five years and also holds the position of Secretary.

Mr. Harding has been a Vice President of the Company for more than 5 years.  Additionally, he has been the President or Vice President of Richmond Realty, LLC (“Richmond”) a Real Estate Management Company owned by he and his wife since January 1996.  Prior to that, he had worked for the Company in the area of finance for three years.  In the past, Richmond has managed certain properties of the Company.  As of April 30, 2007, it is inactive.

2.                     Directorships:

No directors hold any other directorships, except directorships in subsidiaries of the Company and the aforementioned Green Manor Corporation and Richmond Realty, LLC.

(f)        Involvement in Certain Legal Proceedings:

No director or executive officer has been involved in any of the following legal proceedings:

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

(f)        Involvement in Certain Legal Proceedings (continued):

  Any criminal proceedings in the last five years.

  Orders, judgments or decrees of State or Federal authority barring, suspending or otherwise limiting any securities dealing or business practices or barring association with persons engaged in such activities.

  Any findings in a civil action or by the SEC that such person violated any Federal or State securities law.

(g)        Promoter and Control Persons:

None

(h)        Audit Committee Financial Expert:

First Hartford does not have an audit committee and accordingly its entire Board of Directors attempts to fulfill the functions of an audit committee.  Mr. Ellis, Mr. Greenwald and Mr. Harding are members of our management and Mr. Ellis has various business relationships with First Hartford described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulatory organizations.  First Hartford does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulatory organizations.

(i)         Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 or 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2007, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

(j)         Code of Ethics

The Company's Code of Ethics was included in the second quarter 10-Q filed on December 19, 2005.

ITEM 11.          EXECUTIVE COMPENSATION

(a)

Salary & Bonus Table

Name and Principal Position	Salary	Bonus		Total

Neil H. Ellis Director and President (CEO)	$241,384	0		$241,384

Stuart I. Greenwald Director, Treasurer and Secretary	$144,208	0		$144,208

David B. Harding Director and Vice President	$171,515	0		$171,515

Anthony Gallinari Vice President	$151,000	$105,000	(1)	$256,000

John Toic Vice President, Municipal Affairs and CVS Development	$93,308	$70,000	(2)	$163,308

(1)                Mr. Gallinari has received $95,000 in excess of Bonuses earned which the Company anticipates he will earn in 2008.

(2)                Mr. Toic receives $5,000 monthly in anticipation of Bonuses earned. At April 30, 2007 he has earned his advances.

(b)        Bonuses

There are certain bonus arrangements with employees, which are incentives to develop projects and generate revenue. Mr. Gallinari and Mr. Toic receive such bonuses. Bonuses are given for meeting specific goals.

Executive officers and Directors (Mr. Ellis, Harding and Greenwald) do not get such bonuses. However in 2006 bonuses of $400,000, $150,000 and $150,000 were given, respectively. These bonuses were given to make up reductions in pay earned from 1990 – 1996 when officer salaries were cut to $50,000 - $60,000.

In 2005 the Company commissioned a compensation study, which covered 1996 – 2005. The study concluded that against our peers the 10-year cumulative total compensation shortfall was as follows:

Mr. Ellis	$2,000,000
Mr. Harding	467,000
Mr. Greenwald	472,000

If the Company had a compensation committee, (which it does not) one would expect that committee to use a compensation consultant. The conclusion was that First Hartford Corporation could award bonuses, assuming the Company had the resources from earnings to pay executive bonuses, and/or stock grants in 2005-2006 to resolve these compensation shortfalls.

ITEM 11.     EXECUTIVE COMPENSATION (continued)

(b)       Bonuses (continued)

From May 1, 2003 to April 30, 2006, the Company achieved almost $5,000,000 in earnings and increased its cash and marketable securities by $7,600,000, while increasing its ownership in property assets by approximately $15,500,000.

Other non-incentive based employees received bonuses. These bonuses were paid based on the longevity with the Company as follows:

5 short-term (3 years or less) employees received a total of $8,000 for 11 cumulative years of service.

11 long-term employees received a total of $214,000 for 251 years of cumulative service.

Additionally, $60,000 was paid for specific achievements and cost savings.

Mr. Herb Byk, our engineer, (included in long-term employees) has 52 years of service. Our three executive officers have approximately 100 years of cumulative service to the Company but are not included in the above.

(c)        Stock Options

Although the Company has a stock option plan (approved and ratified by shareholders), the Company has only issued 250,000 shares (February 2004), which were fully vested in February 2006. The Company, which does not have a formal plan of issuing options (these were the only options issued in at least 25 years), has awarded 50,000 options each to 5 long term employees. Mr. Harding and Mr. Greenwald were included in these employees. The options expire February 11, 2014. These options have never been repriced.

(d)                    Benefits and Prerequisites

Medical

All employees, including executive officers, working over 30 hours a week are entitled to Company paid for medical insurance of which the employee pays, family $50 a week, employee and spouse $35 a week and employee $20 a week.

Mr. Ellis has opted out of the Company plan and is covered by Medicare.

Disability

All employees, including executive officers, are covered up to 60% of wages up to $6,000 monthly.

Management Employees, as defined by the Company, and including executive officers, will be paid for all sick time up to three months unless extended by the Board of Directors. In the event that it is extended beyond six months, the Company will pay the difference between full pay and Long Term Disability.

ITEM 11.          EXECUTIVE COMPENSATION (continued)

Life Insurance

Each employee of First Hartford, including executive officers, is eligible to receive life insurance that, in the event of such employee’s death, will provide proceeds of two times the annual salary of each employee until such employee reaches the age of 70. At the age of 70, the amount of life insurance proceeds each employee is entitled to receive upon his or her death is equal to one times such employee’s annual salary.

(e)       Automobiles

To assist management of the Company in carrying out its responsibilities and to improve job performance, the Company provides its executive officers with automobiles. The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles. However, after reasonable inquiry, the Company has concluded that the amount of any such personal benefit is immaterial and does not in any event exceed $10,000 to any officer. No provision has therefore been made for any such benefit. All of the above mentioned officers are provided automobiles.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)         Security Ownership of Certain Beneficial Owners:

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title	Name & Address of	Amount and Nature	(4)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Neil H. Ellis	1,332,687 (1)	40.4%
	43 Butternut Road
	Manchester, CT 06040
Common Stock	Richard Kaplan	591,254 (2)	17.9%
	2345 Washington St.
	Newton, MA 02462

Common Stock	David Kaplan	56,151 (2)	1.7%
	257 East Center St.
	Manchester, CT 06040

Common Stock	John Filippelli	253,439 (3)	7.7%
	85 Pawling Lake
	Pawling, NY 12564

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

(a)        Security Ownership of Certain Beneficial Owners (continued):

Title	Name & Address of	Amount and Nature	(4)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Joel Lehrer	184,137	5.5%
	P.O. Box 825
	Keyport, NJ 07735

(1)       Includes 416,483 shares owned by a corporation, which is wholly owned by Mr. & Mrs. Ellis: 17,693 shares owned beneficially and of record by Mr. Ellis’ wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership.  Excludes 14,250 shares held as Trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(2)       Included in Mr. Richard Kaplan shares are 445,535 shares over which both he and David Kaplan Shared Dispositive Power.

(3)       Included in Mr. Filippelli’s shares are 84,326 shares over which he has Shared Dispositive Power.

(4)       Percent of class calculation includes options for 250,000 shares.

(b)       Security Ownership of Directors and Executive Officers:

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title Of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,332,687(1)	40.4%

Common	All Directors and Officers As a Group (3 in number)	1,432,687 (4)	43.4%

(4)       Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart Greenwald.

 (c)      Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

 (d)      Equity Compensation Plan Information

            Information for our equity compensation plans in effect as of April 30, 2007 is as follows: (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	250,000	$1.10 (1)	750,000
Equity compensation plans not approved by security holders	0	0	0
Total..	250,000	$1.10	750,000

(1) The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The put option expires five years after the stock options become exercisable.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)      Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a .0199% interest in Hartford Lubbock Parkade LP, a partnership, which owns a shopping center in Lubbock, Texas. Lubbock Parkade Inc., a wholly owned subsidiary of Journal Publishing Inc. owns .9801% of the Partnership. Journal Publishing Inc. is owned by Neil Ellis, the president and chairman of First Hartford Corporation, and his wife Elizabeth. First Hartford Realty Corporation manages the property and receives a 4% management fee, which is the industry norm for a shopping center.

For the year ended April 30, 2007, Parkade Center Inc. or First Hartford Realty Corporation was paid the following:

Management Fee (at 4%)	$54,226
Construction Management (at 8% over cost)	18,023
Leasing by First Hartford Realty Corporation (100% over cost)	12,540

In the same period Parkade Center Inc. received distributions of $16,988. Lubbock Parkade Inc. recorded distributions in that period of $102,602.

In June of 2007, the property was refinanced and the Company received a distribution of   $69,852. The Company also received a fee of 1% in the amount of $117,400 for placing the new mortgage.  Lubbock Parkade Inc. received a distribution for its .9801% share of $3,440,350.

Additionally, Mr. Ellis was repaid $150,483, which was due to him since 1994 when he mortgaged his home to lend money to the Partnership to satisfy a bank demand.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)

Mr. Ellis also borrowed personally $200,000 from a bank for the Partnership’s use in paying construction bills in anticipation of the June 2007 refinancing. These funds were repaid in full.

Mr. and Mrs. Ellis also own a small residential property (40 apartment units) in Enfield, Connecticut that the Company now manages. The Company was paid $13,425 in fees.

(b)       Certain Business Relationships:

Refer to (a) above.

(c)       Indebtedness of Management:

                        There is none.

(d)       Transactions with Promoters:

                        There are none.

(e)        Director Independence:

Neil Ellis, David Harding and Stuart Greenwald   are all employees of the Company and by definition are not independent. The Company does not have any directors that meets the independence standards for audit, nominating or compensation committee.

The Company securities are not listed on a national securities exchange or in an inter-dealer quotation system, which has a requirement that a majority of the Board of Directors be independent.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2007 and 2006 to First Hartford’s principal accounting firm, Carlin, Charron & Rosen, LLP.

	2007	2006
Audit Fees	$115,000	$80,000
Audit Related Fees	24,190	22,617
All Other Fees	-0-	6,895

Audit Related Fees
Audit fees - unconsolidated subsidiaries	$22,000	$18,000
Accounting research	$ 2,190	$ 4,617
	$24,190	$22,617

All other fees
Assistance with SEC comment letters	$ -0-	$ 6,895

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES (continued):

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

Based on the review and discussions described above, the Board of Directors approved the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Neil H. Ellis

Stuart I. Greenwald

David B. Harding

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Pages
(a)	(1)	The following financial statements are
included in Part II, Item 8:

Financial Statements:
		Report of Independent Registered Public Accounting Firm	19

		Consolidated Balance Sheets – April 30, 2007 and 2006	20-21

Consolidated Statements of Operations and Comprehensive Income (Loss)
		For the Years Ended April 30, 2007, 2006 and 2005	22-23

Consolidated Statements of Changes in Shareholders’ Deficiency For
		the Years Ended April 30, 2007, 2006 and 2005	24-25

Consolidated Statements of Cash Flows For the Years
		Ended April 30, 2007, 2006 and 2005	26-28

		Notes to Consolidated Financial Statements	29-47

	(2)	The following financial statement schedules for the year
ended April 30, 2007 are submitted herewith:

Report of Independent Registered Public Accounting Firm on
		Financial Statement Schedules:	62

		Schedule II – Valuation and Qualifying Accounts	63

		Schedule III – Real Estate and Accumulated Depreciation	64

		Schedule IV – Mortgage Loans on Real Estate	65-66

All other schedules are omitted because they are not required, not applicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

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

Not Applicable.

	(9)	Annual Report to Security Holders, Form 10-Q or Quarterly Report
To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President’s letter attached as Exhibit 13.

	(10)	Letter regarding change in accounting principle.
Not Applicable.

	(11)	Previously Unfilled Documents.

Not Applicable.

	(12)	Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

		DE 150	Delaware

		Brewery Parkade, Inc.	Rhode Island

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(12)	Subsidiaries of the Registrant (continued).

	Cranston Parkade, LLC	Rhode Island

	Tri-City Plaza, Inc.	New Jersey

	Bangor Parkade, Inc.	Maine

	1150 Union Street Corp.	Massachusetts

	CP Associates, LLC	Rhode Island

	Trolley Barn Associates, LLC	Rhode Island

	Main Street NA Parkade, LLC	Connecticut

	Connolly & Partners, LLC	Massachusetts

	Cranston/BVT Associates Limited Partnership	Rhode Island

	FHRC Management Corp.	Delaware

	The Shoppes At Rio Grande Valley, LP	Texas

	First Hartford Rio Grande Valley, LP	Texas

	Triangle Center, Inc.	Maine

	Rockland Place Apartments, LLC	Massachusetts

	Rockland Place Developers, LLC	Massachusetts

	Rockland Place Apartments, LP	Massachusetts

(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

(14)	Power of Attorney.

Not Applicable.

(15)	Additional Exhibits.

(16)	Not Applicable

(17)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.
59

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

	(18)	Exhibit 31.1

	(19)	Exhibit 31.2

	(20)	Exhibit 32.1

	(21)	Exhibit 32.2

(c)		Other Financial Statements-Non-consolidated subsidiaries

Cranston/BVT Associates Limited Partnership
Dover Parkade LLC

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned,

Thereunto Duly Authorized.

Dated: August 24, 2007

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis

Neil H. Ellis

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 24, 2007	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

August 24, 2007	/s/ Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director

61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the consolidated financial statements of First Hartford Corporation and subsidiaries (the "Company") as of April 30, 2007 and 2006, and for each of the years in the three-year period ended April 30, 2007, and have issued our report thereon dated August 23, 2007; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and subsidiaries, listed in item 15.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    /s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut

August 23, 2007

62

First Hartford Corporation and Subsidiaries

Schedule II

Valuation And Qualifying Accounts

For The Years Ended April 30, 2007, 2006 and 2005

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts – describe		Deductions Describe	Balance at end of year

Year ended April 30, 2007:

Allowance for doubtful accounts receivable	$30,000	$14,000	$- 0 -	(a)	$30,000	$14,000

Allowance for deferred tax assets	464,000	34,000	- 0 -	(b)		498,000

Year ended April 30, 2006:

Allowance for doubtful accounts receivable	1,600	28,400	- 0 -		- 0 -	30,000

Allowance for deferred tax assets	800,000	- 0 -	- 0 -	(b)	336,000	464,000

Year ended April 30, 2005:

Allowance for doubtful accounts receivable	31,600	- 0 -	- 0 -	(a)	30,000	1,600

Allowance for deferred tax assets	1,350,000	- 0 -	- 0 -	(b)	550,000	800,000

(a)        Write off of specific accounts receivable.

(b)        Change in valuation due to improvement of prospects of future utilization of net operating loss carry  forward.

(c)        Change in valuation due to utilization of net operating loss carry forward.

First Hartford Corporation and Subsidiaries

Schedule III

Real Estate and Accumulated Depreciation

April 30, 2007

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period
Description	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. in Latest Income Statement is Computed
Property Under Construction

Police Station , RI	- 0 -	10,042,112	- 0 -	- 0 -	- 0 -	11,437,897	11,437,897	- 0 -
Apartment Bldgs.- MA	1,235,076	- 0 -	- 0 -	- 0 -	- 0 -	5,314,496	5,314,496	- 0 -
Shopping Center, MA	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	1,347,140	1,347,140	- 0 -
Shopping Center, ME	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	20,198	20,198	- 0 -
Shopping Center, TX	- 0 -	7,100,000	10,280,860	- 0 -	10,280,860	664,647	10,945,507	- 0 -

Developed Properties

Shopping Centers: Connecticut	- 0 -	10,496,285	582,000	7,288,582	582,000	7,288,582	7,870,582	2,280,077	1990-1998	40 Years
Massachusetts	- 0 -	21,081,827	2,894,200	10,903,437	2,894,200	16,056,602	18,950,802	901,675	1981-2004	40 Years

Apartments - MA	- 0 -	9,305,778	2,695,896	7,795,505	2,695,896	7,795,505	10,491,401	97,444	1973

College & Restaurant, RI	- 0 -	11,337,866	- 0 -	30,371,640	- 0 -	10,363,677	10,363,677	862,144	2004	40 Years

	$1,235,076	$69,363,868(1)	$16,452,956	$56,359,164	$16,452,956	$60,288,744(2)	$76,741,700	$4,141,340

(1)                 Does not include the mortgage on the building the Company’s main office is in.

(2)                 Includes approximately $1,152,000 of tenant improvements.

64

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2007

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Putnam Parkade, CT	5.52%	2014	$31,867 Principal & Interest Monthly	None	$5,600,000	$5,420,943	-
North Adams North Adams, MA	Pre-conversion rate 100% net cash flow, post conversion 5.50%	2030	100 % of net cash flow	None	12,127,603	12,127,603	-
Plainfield Parkade, CT	5.875%	2030	$ 33,177 Principal & Interest Monthly	None	5,300,000	5,075,342	-
Union Street West Springfield, MA	5.52%	2014	$52,637 Principal & Interest Monthly	None	9,250,000	8,954,224	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	296,516	-
Gibbs College	6.11%	2015	25 Year Amortization Starting 06/01/07	None	11,700,000	11,337,866	-
Police Station Cranston, RI	6.41%	2031	24 ½ year self liquidating	None	10,100,000	10,042,112	-
Shoppes at Rio Grande, Edinburg, TX	8.88%	9/2007	6 month interest only period	None	7,100,000	7,100,000	-
Rockland Place, Rockland, MA	7.937%	2018	$27,512 Principal & interest paid monthly	None	2,409,018	2,353,133	-
Rockland Place, Rockland, MA	11.00%	2017	$2,321 Principal & interest paid monthly	None	178,677	175,196	-
Rockland Place, Rockland, MA	5.36%	2024	Principal & all accrued interest due 01/01/24	None	18,315,482	1,828,910	-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2007

(continued)

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Rockland Place, Rockland, MA	0.00%	2056	Non-interest bearing	None	$500,000	$450,000	-
Rockland Place, Rockland, MA	0.00%		Flexible subsidy capital improvement loan	None	4,268,539	4,268,539	-
						$69,430,384

Balance at April 30, 2004	$21,053,453

New Mortgage Loans	28,011,784
Principal Payments	(665,350)
Principal Reductions	(8,850,393)

Balance at April 30, 2005	39,549,494

New Mortgage Loans	846,871
Principal Payments	(293,624)
Principal Reductions	- 0 -

Balance at April 30, 2006	40,102,741

New Mortgage Loans	29,754,091
Principal Payments	(426,448)
Principal Reductions	- 0 –

Balance at April 30, 2007	$69,430,384

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Cranston/BVT Associates Limited Partnership

We have audited the accompanying balance sheets of Cranston/BVT Associates Limited Partnership (the "Partnership") as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
June 26, 2007

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
ASSETS
	2006	2005
Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building	16,774,205	16,774,205
Tenant improvements	280,945	280,945
	27,389,975	27,389,975
Less: accumulated depreciation and amortization	3,321,628	2,692,909
	24,068,347	24,697,066
Cash and cash equivalents	312,336	203,558
Tenant accounts receivable, less allowance for doubtful
accounts of $20,000 for 2006 and 2005	203,191	574,357
Rent receivable	755,133	603,945
Prepaid expenses	53,720	60,864
Mortgage escrows	225,856	213,403
Mortgage origination fees, net	196,037	219,561
Leasing commissions, net	238,508	267,625
	1,984,781	2,143,313
Total Assets	$26,053,128	$26,840,379
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage note payable	$35,286,352	$35,748,381
Accounts payable	13,804	44,118
Accrued liabilities	307,614	482,758
Prepaid rents	238,153	218,840
Tenant security deposits	50,964	44,564
	35,896,887	36,538,661
Partners' deficit	(9,843,759)	(9,698,282)
Total Liabilities and Partners' Deficit	$26,053,128	$26,840,379

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	2006	2005
Revenues:
Rental income	$4,844,013	$5,008,186
Operating expenses:
Rental expense	1,139,571	1,423,327
Depreciation and amortization	681,360	727,804
Selling, general and administrative	95,213	97,270
Management fees - related party	204,869	184,108
	2,121,013	2,432,509
Income from operations	2,723,000	2,575,677
Non-operating income (expense)
Interest and other income	28,959	8,400
Interest expense	(2,016,581)	(1,969,256)
Loss on defeasance of debt	-	(2,267,220)
	(1,987,622)	(4,228,076)
Net income (loss)	$735,378	$(1,652,399)

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	BVT Capital	Cranston		Total
	Partners XXII	Parkade, LLC	CP/BVT, Inc.	Capital (Deficit)
Balance, January 1, 2005	$1,016,076	$1,016,077	$123,141	$2,155,294
Net income (loss)	125,072	(1,744,423)	(33,048)	(1,652,399)
Capital contribution	21,425	-	-	21,425
Distributions	(110,000)	(4,104,603)	(7,999)	(4,222,602)
Purchase of partnership interest (see Note 6)	-	(6,000,000)	-	(6,000,000)
Capital reallocation	(1,052,573)	1,052,573	-	-
Balance, December 31, 2005	-	(9,780,376)	82,094	(9,698,282)
Net income	-	720,670	14,708	735,378
Distributions	-	(875,000)	(5,855)	(880,855)
Balance, December 31, 2006	$-	$(9,934,706)	$90,947	$(9,843,759)

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	2006	2005
Cash flows from operating activities:
Net income (loss)	$735,378	$(1,652,399)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	681,360	727,804
Write-off of mortgage origination fees	-	337,714
Provision for doubtful tenant accounts receivable	-	20,000
(Increase) decrease in:
Tenant accounts receivable	371,166	(348,986)
Rent receivable	(151,188)	(170,988)
Prepaid expenses	7,144	(575)
Mortgage escrows	(12,453)	265,838
Increase (decrease) in:
Accounts payable	(30,314)	(10,917)
Accrued liabilities	(175,144)	184,275
Prepaid rents	19,313	(28,667)
Tenant security deposits	6,400	-
Net cash provided by (used in) operating activities	1,451,662	(676,901)
Cash flows from financing activities:
Proceeds from refinancing, net	-	11,366,541
Proceeds from partner contribution	-	21,425
Mortgage orgination fees	-	(235,245)
Repayments of mortgage note payable	(462,029)	(374,138)
Partner distributions	(880,855)	(10,222,602)
Net cash (used in) provided by financing activities	(1,342,884)	555,981
Net increase (decrease) in cash and cash equivalents	108,778	(120,920)
Cash and cash equivalents, beginning of year	203,558	324,478
Cash and cash equivalents, end of year	$312,336	$203,558
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,018,810	$1,997,841
Net cash provided by refinancing:
Proceeds from mortgage note payable	$-	$36,000,000
Repayment of mortgage note payable	-	(24,633,459)
	$-	$11,366,541

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Nature of Business

On September 26, 2000, Cranston/BVT Associates LLP (the “LLP”) was formed, under the laws of the Rhode Island Revised Uniform Partnership Act. The LLP was formed to acquire an interest in real property located in Cranston, Rhode Island, and to construct and operate thereon a retail commercial shopping center.  On July 29, 2002, the partners elected to convert the LLP into a Rhode Island Limited Partnership and changed the name to Cranston/BVT Associates Limited Partnership (the “Partnership”).

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

Buildings are depreciated using the straight line method over an estimated useful life of forty years.  Tenant improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between five and fifteen years. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $628,719 and $630,938, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Partnership maintains cash and restricted cash (escrow) accounts with various financial institutions, the balance of which may periodically exceed federal depository insurance limits.  Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (Continued)

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases.

Amortization expense for the years ended December 31, 2006 and 2005 was $29,117 and $31,533, respectively.  Amortization expense for the next five years is expected to be as follows:

Year ending December 31,
2007	$25,110
2008	24,017
2009	23,498
2010	23,498
2011	21,195

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

In connection with the mortgage refinancing (see Note 3), the Partnership defeased its existing mortgage with LaSalle Bank National Association f/k/a LaSalle National Bank and wrote-off the remaining mortgage origination fees related to the refinanced mortgage of $337,714 during the year ended December 31, 2005.

Amortization expense for the years ended December 31, 2006 and 2005 was $23,524 and $65,333, respectively.  Amortization expense for the next five years is expected to be $23,524 per year.

Prepaid rents

Prepaid rents consist of amounts collected from tenants in advance for rent, real estate taxes, and insurance.

Income Taxes

Income or loss of the Partnership is allocated on a pro-rata basis to each partner as defined by the Partnership agreement.  Income taxes or credits resulting from the operations of the Partnership are payable by, or accrue to the benefit of, the partners and, accordingly, are not reflected in the Partnership’s financial statements.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2006 and 2005

Note 2 – Financial Instruments

Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. Tenant accounts receivable represent unpaid base rent and reimbursements of certain costs such as real estate taxes, utilities, insurance and other common area costs. The Partnership establishes an allowance for doubtful tenant accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  As of December 31, 2006 and 2005, approximately 76% and 63% of the tenant accounts receivable balance was due from three tenants and two tenants, respectively. Rent receivable represents the excess of amounts recorded as revenue on a straight line basis on leases over amounts received to date and management does not believe an allowance is considered necessary. Approximately 63% and 65% of the Partnership's rental income is from two tenants, collectively, in 2006 and 2005, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of the Partnership's financial instruments approximates their fair value as outlined below:

Cash, tenant accounts and rent receivable and accounts payable:  The carrying amounts approximates their fair value because of the short maturity of those instruments.

Mortgage note payable: The carrying amount approximates fair value as the interest rate on the debt approximates the Partnership's current incremental borrowing rate.

Note 3 – Mortgage Note Payable

On April 28, 2005, the Partnership refinanced its existing mortgage obligation with a balance of $24,633,459 and executed a new mortgage in the amount of $36,000,000 secured by the real estate of the Partnership.  The mortgage is payable in monthly installments of $206,737 including interest at 5.603%.  Any principal and accrued interest outstanding at May 2015 is due and payable at that time.

In connection with the refinancing, the Company defeased the prior mortgage and incurred a loss of $2,267,220 during the year ended December 31, 2005.

Simultaneously with the refinancing, one 49% limited partner’s interest was purchased by the other 49% limited partner for $6,000,000 (see Note 6).

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2006 and 2005

Note 3 – Mortgage Note Payable (Continued)

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending December 31,
2007	$488,970
2008	511,842
2009	547,328
2010	579,243
2011	613,019
2012 and thereafter	32,545,950
$35,286,352

Note 4 - Related Party Transaction

The Partnership is party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 - Leases

The Partnership is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Partnership in monthly installments and the payments escalate by varying amounts annually. The Partnership records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $151,188 and $170,988 for the years ended December 31, 2006 and 2005, respectively.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2006, for each of the next five years are as follows:

Year ending December 31,
2007	$3,567,622
2008	3,585,319
2009	3,547,819
2010	3,525,956
2011	3,520,456

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2006 and 2005

Note 6 – Purchase of Partnership Interest

On April 28, 2005, Cranston Parkade, LLC (Purchaser) purchased the entire Partnership interest owned by BVT Capital Partners XXII (Seller) for $6,000,000, in accordance with a Purchase and Sale agreement.  The agreement also contained a provision whereby, in the event the Partnership sold, assigned or transferred more than 50% of the Partnership’s real estate within two years of April 28, 2005, the Purchaser was to pay the Seller additional purchase price. However, no such event occurred during the stipulated two-year period.

Upon the purchase of the Partnership interest, Cranston Parkade, LLC owned 98% and CP/BVT, Inc. owned 2% of the Partnership.

Note 7 – Contingencies

The Partnership is involved in certain legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business.  Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a materially adverse effect on the Partnership’s financial position.

DOVER PARKADE LLC FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DOVER PARKADE LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Dover Parkade, LLC

We have audited the accompanying balance sheets of Dover Parkade LLC (the "Company") as of April 30, 2007 and 2006, and the related statements of operations, changes in members' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
August 7, 2007

DOVER PARKADE LLC
BALANCE SHEETS
APRIL 30, 2007 AND 2006
ASSETS
	2007	2006
Real estate and improvements:
Land	3,154,000	$3,154,000
Building	10,994,066	10,994,066
Tenant improvements	174,340	174,340
	14,322,406	14,322,406
Less: accumulated depreciation and amortization	1,855,561	1,548,059
	12,466,845	12,774,347
Cash and cash equivalents	340,921	174,945
Tenant accounts receivable	36,109	57,264
Rent receivable	678,929	605,038
Prepaid expenses	49,145	67,867
Escrows	205,716	96,251
Mortgage origination fees, net	191,132	214,536
Leasing commissions, net	152,067	184,226
	1,654,019	1,400,127
Total Assets	14,120,864	$14,174,474
LIABILITIES AND MEMBERS' DEFICIT
Liabilities:
Mortgage note payable	20,022,495	$20,301,348
Accounts payable and accrued liabilities	115,104	103,424
Accrued distribution	92,774	-
Prepaid rents	132,980	37,610
Tenant security deposits	81,779	36,263
	20,445,132	20,478,645
Members' deficit	(6,324,268)	(6,304,171)
Total Liabilities and Members' Deficit	14,120,864	$14,174,474

DOVER PARKADE LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
	2007	2006
Revenues:
Rental income	2,560,078	$2,597,525
Operating expenses:
Rental expense	431,809	496,798
Depreciation and amortization	363,065	357,569
Selling, general and administrative	37,074	17,924
Management fees - related party	98,507	95,658
	930,455	967,949
Income from operations	1,629,623	1,629,576
Non-operating income (expense)
Interest and other income	-	67
Interest expense	(1,094,824)	(1,094,814)
Loss on defeasance of debt	-	(3,075,163)
	(1,094,824)	(4,169,910)
Net income (loss)	534,799	$(2,540,334)

DOVER PARKADE LLC
STATEMENTS OF CHANGES IN MEMBERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
	Sixth Venture	Tri-City Plaza, Inc.	Total Equity
Balance, May 1, 2005	$(584,588.00)	$(584,589.00)	$(1,169,177.00)
Net loss	(1,270,167)	(1,270,167)	(2,540,334)
Distributions	(1,297,330)	(1,297,330)	(2,594,660)
Balance, April 30, 2006	(3,152,085)	(3,152,086)	(6,304,171)
Net income	267,399	267,400	534,799
Distributions	(277,448)	(277,448)	(554,896)
Balance, April 30, 2007	$(3,162,134)	$(3,162,134)	$(6,324,268)

DOVER PARKADE LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$534,799	$(2,540,334)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	363,065	357,569
Write-off of mortgage origination fees	-	153,156
(Increase) decrease in:
Tenant accounts receivable	21,155	(8,000)
Rent receivable	(73,891)	(111,369)
Prepaid expenses	18,722	(2,793)
Escrows	(109,465)	427,245
Leasing commissions	-	(20,011)
Increase (decrease) in:
Accounts payable and accrued liabilities	11,680	(21,799)
Prepaid rents	95,370	(9,521)
Tenant security deposits	45,516	-

Net cash provided by (used in) operating activities	906,951	(1,775,857)

Cash flows from investing activities:
Payment for tenant improvements	-	(81,550)

Net cash used in investing activities	-	(81,550)

Cash flows from financing activities:
Proceeds from refinancing, net	-	5,239,313
Payment of mortgage origination fees	-	(195,210)
Repayments of mortgage note payable	(278,853)	(226,501)
Repayment of loan payable - related party	-	(350,000)
Partner distributions	(462,122)	(2,594,660)

Net cash (used in) provided by financing activities	(740,975)	1,872,942

Net increase in cash and cash equivalents	165,976	15,535

Cash and cash equivalents, beginning of year	174,945	159,410

Cash and cash equivalents, end of year	$340,921	$174,945

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1,096,070	$1,096,537

Net cash provided by refinancing:
Proceeds from mortgage note payable	$-	$20,500,000
Repayment of mortgage note payable	-	(15,260,687)
	$-	$5,239,313

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Dover Parkade LLC (the “Company”) was formed on May 6, 1999, under the laws of the State of New Jersey and has elected to be a Limited Liability Company. As an LLC, the members' liability is limited to their investment in the Company plus any obligations they may have personally guaranteed. The Company was formed to acquire an interest in real property located in Dover, New Jersey, and to construct and operate thereon a retail commercial shopping center.

The operating agreement dated May 1, 1999 (the “Agreement”) provides for the Company to be in existence until December 31, 2075, unless dissolved in accordance with the Agreement.  Generally, members are not personally liable for any debts or losses of the Company beyond their respective capital contributions.  Profits, losses and all gains and losses from a capital transaction shall be allocated to members based on their interest in the Company, which is presently fifty percent to Sixth Venture, LLC and fifty percent to Tri-City Plaza, Inc.

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

Buildings are depreciated using the straight line method over an estimated useful life of forty years. Tenant improvements, consisting of general land and building improvements, are depreciated using the straight line method over their estimated service lives, as determined by management, which is generally between five and fifteen years. Depreciation and amortization expense for the years ended April 30, 2007 and 2006 was $307,502 and $302,982, respectively.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2007 and 2006

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

Amortization expense for the years ended April 30, 2007 and 2006 was $32,159 and $28,616, respectively.  Amortization expense for the next five years is as follows:

Year ending April 30:
2008	$30,468
2009	30,251
2010	29,906
2011	20,703
2012	7,744

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

In connection with the mortgage refinancing (see Note 3), the Company defeased its existing mortgage with Wells Fargo N/A f/k/a Wells Fargo Bank Minnesota, N.A. and wrote-off the remaining mortgage origination fees related to the refinanced mortgage of $153,156 during the year ended April 30, 2006.

Amortization expense for the years ended April 30, 2007 and 2006 was $23,404 and $25,971, respectively.  Amortization expense for the next five years is $23,404 per year.

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

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2007 and 2006

Note 2 – Financial Instruments

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Management believes that tenant accounts and rent receivables are fully collectible at April 30 2007 and 2006, and therefore has not recorded an allowance for doubtful accounts.  As of April 30, 2007 and 2006, approximately 100% and 90% of tenant accounts receivable balance is due from two and one tenants, respectively.  Approximately 52% and 53% of the Company's rental income is from one tenant in 2007 and 2006, respectively.

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

Cash, tenant accounts and rent receivables and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgage note payable: The carrying amount approximates fair value as the interest rate on the debt approximates the Company's current incremental borrowing rate.

Note 3 – Mortgage Note Payable

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

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2007 and 2006

Note 3 – Mortgage Note Payable (Continued)

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending April 30:
2008	$291,427
2009	310,617
2010	327,917
2011	346,182
2012	362,704
Thereafter	18,383,648
Total	$20,022,495

Note 4 – Related Party Transaction

The Company is party to a property management agreement with Paramount Realty, which is related to a member of the Company. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 – Leases

The Company is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Company in monthly installments and the payments escalate by varying amounts annually. The Company records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $73,891 and $111,369 for the years ended April 30, 2007 and 2006, respectively.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2007, for each of the next five years are as follows:

Year ending April 30:
2008	$2,006,253
2009	1,987,258
2010	1,996.300
2011	1,664,024
2011	1,305,883