Form 10-Q
period 2007-07-31
FIRST HARTFORD CORP
filed 2007-09-28
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007.

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

860-646-6555
(Registrant’s telephone number, including area code)

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

      ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,046,267 as of September 19, 2007

1

FIRST HARTFORD CORPORATION AND SUBSIDARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2007	April 30, 2007
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$57,826,464	$47,676,462
Equipment and leasehold improvements	506,299	475,138
	58,332,763	48,151,600

Less: accumulated depreciation and amortization	4,750,075	4,406,052
	53,582,688	43,745,548

Property under construction	19,575,453	29,065,238
	73,158,141	72,810,786

Cash and cash equivalents	1,344,748	2,585,076

Investment in marketable securities	1,171,153	733,980

Accounts and reimbursement receivable, less allowance for doubtful accounts of $14,000 for July 31, 2007 and April 30, 2007	3,166,818	1,267,603

Deposits, escrows, prepaid and deferred expenses, net	3,805,579	4,212,652

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	386,226	375,335

Derivative instruments - swap agreements	485,973	0

Deferred tax assets, net of valuation allowance of $508,000 and $498,000 for July 31, 2007 and April 30, 2007, respectively	2,030,000	1,988,000

	$85,558,303	$83,983,097

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	July 31, 2007	April 30, 2007
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$2,395,841	$1,235,076
Mortgages payable	69,714,118	69,430,384
Notes payable	752,222	253,711
	72,862,181	70,919,171

Accounts payable	1,843,572	2,179,714
Accrued liabilities	744,056	1,013,002
Deferred income	474,560	483,078
Accrued cost of derivatives	0	8,665
Other liabilities	5,750,664	5,834,092
Due to related parties and affiliated	106,853	71,853
	81,781,886	80,509,575

Minority interest	4,927,906	4,642,377

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding – None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(7,493,783)	(7,511,149)
	860,937	843,571

Less: Treasury Stock, at cost, 252,330 Shares	2,012,426	2,012,426
	(1,151,489)	(1,168,855)

	$85,558,303	$83,983,097

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	July 31, 2007	July 31, 2006

Revenues:
Rental income	2,156,598	1,394,001
Service income	426,756	32,558
Other	166,563	82,241
	2,749,917	1,508,800
Operating cost and expenses:
Rental expenses	1,139,071	612,097
Service expenses	281,065	25,797
Selling, general and administrative	1,149,074	994,185
	2,569,210	1,632,079

Income (loss) from operations	180,707	(123,279)

Non-operating income (expense)
Interest expense	(647,176)	(469,661)
Gain (loss) on derivatives	494,638	(89,200)
Other income	69,852	0
	(82,686)	(558,861)

Income (loss) before income taxes	98,021	(682,140)

Provision for (benefit from) income taxes	13,183	(96,248)

Income (loss) before minority interest and equity in unconsolidated subsidiaries	84,838	(585,892)

Minority interest in income of consolidated joint ventures	(285,529)	0
Equity in earnings of unconsolidated subsidiaries	218,057	222,059

Net income (loss)	17,366	(363,833)

Net income (loss) per share	.01	(0.12)
Net income (loss) per share - diluted	.01	N/A

Shares used in basic per share computation	3,046,279	3,046,279
Shares used in basic per share computation - diluted	3,181,690	3,046,279

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

             Three Months Ended

	July 31, 2007	July 31, 2006

Cash flows from operating activities:
Net income (loss)	$17,366	($363,833)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(218,057)	(222,059)
Minority interest in income of consolidated joint ventures	285,529	0
Depreciation	344,023	219,497
Amortization	52,792	14,491
Deferred income taxes	(42,000)	(78,000)
(Gain) loss on derivatives	(494,638)	89,200

(Increase) decrease in:
Accounts and reimbursements receivable, net	(1,899,215)	(233,907)
Deposits, escrows, prepaid and deferred expenses	354,281	(552,596)

Increase (decrease) in:
Accrued liabilities	(268,946)	(1,438,966)
Deferred income	(8,518)	(61,828)
Accounts payable	(336,142)	1,582,953

Net cash used in operating activities	(2,213,525)	(1,045,048)

Cash flows from investing activities:
Distributions from affiliates, net	134,629	253,096
Purchase of marketable securities	(437,173)	(329,839)
Purchase of equipment and leasehold improvements	(31,161)	(5,609)
Additions to developed properties and properties under construction	(660,217)	(3,821,646)

Net cash used in investing activities	(993,922)	(3,903,998)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended
	July 31, 2007	July 31, 2006

Cash flows from financing activities:

Dividend paid	0	(304,898)

Proceeds from:
Construction loan payable	1,160,765	2,282,972
Mortgages payable	447,820	823,581
Notes payable	500,000	0
Advances from related parties and affiliated partnerships, net	24,109	0

Principal payments on:
Mortgage payable	(164,086)	(75,619)
Notes payable	(1,489)	0
Advances to related parties and affiliates, net	0	(15,053)

Net cash provided by financing activities	1,967,119	2,710,983

Net decrease in cash and cash equivalents	(1,240,328)	(2,238,063)

Cash and cash equivalents, beginning of period	2,585,076	5,144,743

Cash and cash equivalents, end of period	$1,344,748	$2,906,680

Cash paid during the period for interest	$745,503	$459,813
Cash paid during the period for income taxes	$55,184	$69,112

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007.

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

Significant Accounting Policies

There has been no change in the Company's significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended April 30, 2007, except as discussed in Note 4.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Loss Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method).

2.         Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company’s related debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, since the Company's interest rate swaps have not been designated as a hedge they must be recognized as an asset or liability and adjusted to fair value through income in the current period.

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

The Company recognized a gain of $494,638 on derivatives in the current quarter. The aggregate fair value of the Company’s swap contracts were in a favorable position of approximately $485,973 as of July 31, 2007 and are recorded as an asset in the accompanying condensed consolidated balance sheet.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended July 31
	2007	2006
Cranston Parkade, LLC
Revenues	$1,220,175	$1,327,420
Expenses	993,901	1,051,688
Net Profit	$ 226,274	$ 275,732
Dover Parkade, LLC
Revenues	$ 650,464	$ 660,222
Expenses	475,542	510,353
Net Profit	$ 174,922	$ 149,869

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of July 31, 2007 and April 30, 2007, $5,675,830 and $5,759,255, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

4.         Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48, on May 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before May 1, 2004. State jurisdictions could remain subject to examination for longer periods. The Company does have one issue with the Internal Revenue Service which it believes is not an uncertain tax position. The Service contends that a 75% owned subsidiary should be treated as a C Corp., although the Service has not supplied the Company with any documentation to support their determination. The Company treats it as a partnership. If the Service prevails, the net operating loss carry forward of the Company will be reduced by approximately $291,000 for the year ended April 30, 2006.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.         Income Taxes (continued)

As of July 31, 2007, the Company has concluded that it is more likely than not that the Company will realize $2,030,000 in deferred tax assets. Accordingly, the Company has recognized a deferred tax benefit of $42,000 for the three months ended July 31, 2007.

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

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which had a two year vesting period and are now fully vested, were granted at $1.10 per share.  The right to exercise the options expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 was expensed in prior fiscal years.

During the three months ended July 31, 2007, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of July 31, 2007 was approximately $325,000.

6.         Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 may have and has not yet determined its impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. The Company would recognize subsequent changes in fair value in earnings as those changes occur. The Company would make the election of the fair value option on a contract-by contract basis, supported by the concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financials statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with the fiscal year ending April 30, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 159 may have and has not yet determined its impact on the financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s financial position and results of operations.  This financial and business analysis should be read in conjunction with the condensed consolidated financial statements and related notes.

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitutes “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationships with key customers may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

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

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2007 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

Rental income increased approximately $763,000 in 2007.  Of that amount, $415,000 was from the addition of Rockland Apartments, LLC, $178,000 was June and July rent for the Cranston Police Department, and the majority of the balance is from new tenants in the North Adams Shopping Center.  Rental expenses reflect a corresponding increase for these items.

On June 1, 2007 the Cranston Police Department has taken possession and commenced rental payments on a building constructed by the Company for C.P. Associates (a 50% owned subsidiary of the Company).  Our original understanding of the lease was that the required treatment was going to be a capital lease (treated as a sale).  A more careful reading and comprehension of the lease resulted in treatment as an operating lease under SFAS 13.

Service income increased approximately $394,000.  Two CVS closings amounted to $350,000 of that increase.  There were no CVS closings in the corresponding three month period last year.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Other includes a $117,000 fee paid to the Company by Hartford Lubbock LP (98% owned by a Company which is 100% owned by President of the Company and his wife).  This fee was for the Company's assistance in refinancing a mortgage.

In North Adams, Massachusetts the arrangement with the lender dictates that until the property has income to qualify for the permanent mortgage, the cash flow will be paid to the lender in lieu of interest.

For the period ended July 31, 2007, in connection with this mortgage $140,000 was recorded as interest. Nothing was earned or paid for the three month period ended July 31, 2006.

Gains on derivatives of $494,638 for the period ended July 31, 2007 compared to a loss of $89,200 for the corresponding prior quarter, only speak to the volatility of financial markets and not to anything the Company is doing at this time.

Other income of $69,852 was due to a distribution received from a refinancing of the Hartford Lubbock Limited Partnership.

Capital Resources and Liquidity

As reported in Form 8-K, the Company closed a construction loan of $53,200,000 on its project in Edinburg, Texas on August 23, 2007.

On September 17, 2007, the Company obtained a commitment from Citizens Bank for a construction loan of up to $4,750,000 to build a shopping center to include a ground lease for a super market and the construction of an 8,000 SF retail building. This shopping center will be in Bangor Maine. Both of the above loans required and received the guaranty of Neil H. Ellis and Elizabeth S. Ellis.

Although the Company has adequate cash and lines of credit for its needs, there are unknowns.

The two financings above are occurring simultaneous with the collapse and related fall-out of the sub prime market.  The effect, if any, on the Company for future financings are unknown.

The purchase of the shares of a dissident shareholder, as discussed in Part II Item 1 of this document, is unknown as to quantity or price.  We are well aware that a purchase in excess of the value of the shares negatively impacts the remaining shareholders.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity

Long Term Obligation Schedule as of July 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	62,636,340	1,067,092	2,377,668	2,610,093	56,581,487

Short-Term Debt	10,225,841	10,225,841

Purchase Obligations	8,475,987	8,475,987

Tenant Allowance	56,000	56,000

Total	81,394,168	19,824,920	2,377,668	2,610,093	56,581,487

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

	Maturing less than one year	Maturing greater than one year
Revolving line of credit and Long-term debt
Amount	$11,292,933	$61,569,248
Weighted average interest rate	8.11%	5.47%

Included in the above is variable rate debt of $11,321,418 and $10,013,168 for which the Company has a Swap Agreement with its bank, which effectively fixes the interest rate at 6.11% and 6.41%, respectively.

Item 4T           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the operating effectiveness of our disclosure controls and procedures as of July 31, 2007.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2007 and 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management has engaged in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment, but because of new projects more work is necessary.  Notwithstanding weaknesses in our internal control over financial reporting as of July 31, 2007, we believe that the consolidated financial statements contained in this report present fairly our financial condition, the results of our operations and cash flows for the fiscal years covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2007.

Item 1A.          RISK FACTORS

The discussion included in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007 under the heading "Risk Factors" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
September 28, 2007	______________________________
Date	Neil H. Ellis – President and
Chief Executive Officer

/s/ Stuart I. Greenwald
September 28, 2007	______________________________
Date	Stuart I. Greenwald – Treasurer
and Chief Financial Officer

