Form 10-Q
period 2007-10-31
FIRST HARTFORD CORP
filed 2007-12-20
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: _____________________________________________

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

_________________________________________________________________________

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

3,042,779 as of December 12, 2007

FIRST HARTFORD CORPORATION AND SUBSIDARIES

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2007	April 30, 2007
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$57,826,464	$47,676,462
Equipment and leasehold improvements	516,649	475,138
	58,343,113	48,151,600

Less: accumulated depreciation and amortization	5,183,225	4,406,052
	53,159,888	43,745,548

Property under construction	33,274,810	29,065,238
	86,434,698	72,810,786

Cash and cash equivalents	1,784,134	2,585,076

Investment in marketable securities	1,110,850	733,980

Accounts and reimbursement receivable, less allowance for doubtful accounts of $14,000 for October 31, 2007 and April 30, 2007	2,908,135	1,267,603

Deposits, escrows, prepaid and deferred expenses, net	5,392,589	4,212,652

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	380,727	375,335

Deferred tax assets, net of valuation allowance of $823,000 and
$489,000 as of October 31, 2007 and April 30, 2007, respectively	1,988,000	1,988,000
	$100,008,798	$83,983,097

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	October 31, 2007	April 30, 2007
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$23,971,218	$1,235,076
Mortgages payable	62,403,716	69,430,384
Notes payable	250,730	253,711
	86,625,664	70,919,171

Accounts payable	2,358,536	2,179,714
Accrued liabilities	1,062,390	1,013,002
Deferred income	369,375	483,078
Accrued cost of derivatives	154,376	8,665
Other liabilities	5,636,359	5,834,092
Due to related parties and affiliates	72,100	71,853
	96,278,800	80,509,575

Minority interest	6,534,661	4,642,377

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding – None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(9,068,982)	(7,511,149)
Accumulated comprehensive loss	(76,800)	0
	(791,062)	843,571

Less: Treasury stock, at cost, 252,830 Shares	2,013,601	2,012,426
	(2,804,663)	(1,168,855)

	$100,008,798	$83,983,097

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2007	Oct. 31, 2006	Oct. 31, 2007	Oct. 31, 2006
Revenues:
Sales of real estate	$0	$1,470,635	$0	$1,470,635
Rental income	2,273,880	1,395,787	4,430,478	2,789,788
Service income	121,494	377,390	548,250	409,948
Other	112,485	69,857	279,048	152,098
	2,507,859	3,313,669	5,257,776	4,822,469

Operating costs and expenses:
Rental expenses	1,242,112	643,884	2,381,183	1,255,981
Service expenses	29,512	193,726	310,577	219,523
Cost of sales, real estate	0	379,893	0	379,893
Selling, general and administrative	1,592,472	1,011,276	2,741,546	2,005,461
	2,864,096	2,228,779	5,433,306	3,860,858

Income (loss) from operations	(356,237)	1,084,890	(175,530)	961,611

Non-operating income (expense)
Interest expense	(922,508)	(494,896)	(1,569,684)	(964,557)
Other income	0	0	69,852	0
Loss on derivatives	(640,349)	(668,473)	(145,711)	(757,673)
	(1,562,857)	(1,163,369)	(1,645,543)	(1,722,230)

Loss before income taxes	(1,919,094)	(78,479)	(1,821,073)	(760,619)

Provision for income taxes	56,962	125,827	70,145	29,579

Loss before minority interest and equity in
unconsolidated subsidiaries	(1,976,056)	(204,306)	(1,891,218)	(790,198)

Minority interest in (income) losses of consolidated joint
ventures	266,048	0	(19,481)	0
Equity in earnings of unconsolidated subsidiaries	134,809	173,135	352,866	395,194

Net loss before other comprehensive loss	(1,575,199)	(31,171)	(1,557,833)	(395,004)

Other comprehensive income, net of tax:
Unrealized holding losses on securities during the year	(76,800)	0	(76,800)	0

Comprehensive loss	$(1,651,999)	$(31,171)	$(1,634,633)	$(395,004)

Net loss per share	$(0.52)	$(0.01)	$(0.51)	$(0.13)

Shares used in basic per share computation	3,046,159	3,046,279	3,046,219	3,083,241

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended

	October 31, 2007	October 31, 2006

Cash flows from operating activities:
Net loss	($1,557,833)	($395,004)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(352,866)	(395,194)
Minority interest in income of consolidated joint ventures	19,481	0
Gain on sale of property	0	(1,090,742)
Depreciation	777,173	430,487
Amortization	108,851	87,742
Deferred income taxes	0	(9,000)
Loss on derivatives	145,711	757,673

(Increase) decrease in:
Accounts and notes receivable, net	(1,640,532)	8,526
Deposits, escrows, prepaid and deferred expenses	(1,288,788)	(1,809,360)

Increase (decrease) in:
Accrued liabilities	49,388	(1,353,818)
Deferred income	(113,703)	(35,174)
Accounts payable	178,822	2,071,391

Net cash used in operating activities	(3,674,296)	(1,732,473)

Cash flows from investing activities:
Investments in affiliates	0	457,971
Distributions from affiliates, net	155,133	0
(Investment in) proceeds from sale of marketable securities	(453,670)	1,187,559
Purchase of equipment and leasehold improvements	(41,511)	(25,348)
Proceeds from sale of real estate	0	1,431,130
Additions to developed properties and properties under construction	(14,359,574)	(9,246,361)

Net cash used in investing activities	(14,699,622)	(6,195,049)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Six Months Ended
	October 31, 2007	October 31, 2006

Cash flows from financing activities:

Limited partners investment in consolidated joint ventures	1,872,803	0
Purchase of treasury stock	(1,175)	(24)
Dividend paid	0	(304,898)

Proceeds from:
Construction loan payable	22,736,142	4,890,729
Mortgages payable	447,820	2,220,598
Notes payable	500,000	0

Principal payments on:
Mortgage payable	(7,474,488)	(151,653)
Notes payable	(502,981)	0
Advances to related parties and affiliated partnerships, net	(5,145)	(21,472)

Net cash provided by financing activities	17,572,976	6,633,280

Net decrease in cash and cash equivalents	(800,942)	(1,294,242)

Cash and cash equivalents, beginning of period	2,585,076	5,144,743

Cash and cash equivalents, end of period	$1,784,134	$3,850,501

Cash paid during the period for interest	$1,577,943	$924,540
Cash paid during the period for income taxes	$70,255	$132,672

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007.

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

The Company recognized a loss of $640,349 on derivatives in the current quarter. The aggregate fair value of the Company’s swap contracts were in an unfavorable position of $154,376 as of October 31, 2007 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended October 31		Six Months Ended October 31
	2007	2006	2007	2006
Cranston Parkade, LLC
Revenues	$1,210,909	$1,306,244	$2,431,084	$ 2,633,664
Expenses	1,032,109	1,089,825	2,026,010	2,141,513
Net Profit	$ 178,800	$ 216,419	$ 405,074	$ 492,151

Dover Parkade, LLC
Revenues	$627,957	$631,330	$1,278,421	$1,291,552
Expenses	502,406	502,375	977,948	1,012,728
Net Profit	$125,551	$128,955	$ 300,473	$ 278,824

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of October 31, 2007 and April 30, 2007, $5,561,522 and $5,759,255, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

4.         Major Financing Transaction

On August 23, 2007 the Company purchased 56 acres in Edinburg, TX for $6,774,960. This property plus an additional 70 acres purchased March 6, 2007 (as reported on Form 8-K dated March 8, 2007) will be part of a multi-use shopping center to be know as The Shoppes at Rio Grande Valley. The proceeds of this financing paid off the previous financing on the 56 acres. The project is scheduled to be built in phases, 2007 to 2010, and could contain up to 1,000,000 square feet of retail and other space.

This project is being funded by a construction and permanent mortgage loan from Protective Life Insurance Company.  The loan will be in two phases.

Phase I       $44,080,000

Note A       $36,300,000

Note B       $7,780,000

Interest Rate:  6.125% per annum

Construction Term: Through 12/31/08

Amortization:

              Note A:  Amortizing on a 25 year schedule after conversion to permanent loan.

  Note B:  Interest only

Call Date: 3 years after conversion

Guarantors:     First Hartford Corporation and Neil Ellis, individually.
                      Completion of construction and guaranteed repayment of construction loan.

Leasing Requirement:  In order to convert to a permanent loan, must demonstrate debt service coverage of 1.0.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.         Major Financing Transaction (continued):

Building Size:  416,412 SF.

Principal reductions on Note B will be made from the reimbursements contemplated from various City of Edinburg programs

Phase II      $9,120,000

Interest Rate:  6.125%

Construction:  Through 12/31/08

Amortization: 25 years after conversion

Call Date: 3 years after conversion but no later than Phase I

Guarantors: Same as Phase I

Phase II was underwritten only to cover cost of land and certain land development costs at this time.  The amount of the loan will be renegotiated when there are adequate signed leases to provide additional funds to build Phase II.

Protective Life Insurance Company will, in addition to the 6.125% interest, receive 50% of the "free" cash flow, as defined, as interest. In the event the project is sold or refinanced, they will receive 50% of the excess cash.

5.         Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48, on May 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before May 1, 2004. State jurisdictions could remain subject to examination for longer periods. The Company does have one issue with the Internal Revenue Service which it believes is not an uncertain tax position. The Service contends that a 75% owned subsidiary should be treated as a C Corp., although the Service has not supplied the Company with any documentation to support their determination. The Company treats it as a partnership. If the Service prevails, the net operating loss carry forward of the Company will be reduced by approximately $587,000.

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

Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce the net carrying amount by increasing the recorded valuation allowance through a charge to income in the period

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Income Taxes (continued):

in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

As of October 31, 2007, the Company has concluded that it is more likely than not that the Company will realize $1,988,000 in deferred tax assets.

6.         Stock Based Compensation

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

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted 250,000 shares to five employees, two of whom are directors.  The options, which had a two year vesting period and are now fully vested, were granted at $1.10 per share.  The right to exercise the options expires February 11, 2014.  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 and was expensed in prior fiscal years.

During the six months ended October 31, 2007, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of July 31, 2007 was approximately $325,000.

7.         Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 but the FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. The Company is currently evaluating the impact that the adoption of SFAS No. 157 may have and has not yet determined its impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. The Company would recognize subsequent changes in fair value in earnings as those changes occur. The Company would make the election of the fair value option on a contract-by contract basis, supported by the concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.         Recent Accounting Pronouncements (continued):

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

Results of Operations

There were no sales of real estate for the three and six month periods ended October 31, 2007.  During the three months ended October 31, 2006 the Company completed and closed on a sale of a 7,000 square foot store in Bangor, Maine resulting in net proceeds of $1,431,130 and a gain of $1,090,742.  Subsequent to October 31, 2007, the Company completed the sale of the remaining approximately 4,200 SF.  The final sale of the Bangor property resulted in net proceeds of approximately $736,000 and will be reported in the three months ending January 2008.

Rental income increased approximately $878,000 and $1,641,000 for the three and six months ended October 31, 2007.  Of the above amounts approximately $472,000 and $973,000 for the three and six months was from the addition of Rockland Apartments, LLC.  The Cranston Police Department paid

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (continued)

Results of Operations (continued):

$266,000 and $443,000 for the respective 2007 periods.  The majority of the balance is from new tenants in the North Adams Shopping Center.  Rental expenses reflect a corresponding increase for these items.

On June 1, 2007 the Cranston Police Department took possession and commenced rental payments on a building owned by C.P. Associates (a 50% owned consolidated subsidiary of the Company).  Our original understanding of the lease was that the required treatment was going to be a capital lease (treated as a sale).  A more careful reading and comprehension of the lease resulted in treatment as an operating lease under SFAS 13.

Service income is mainly comprised of fees from CVS Pharmacy.  For the three months ended October 31, 2007 nothing was earned from CVS.

Other items in service income are mainly management and other fees charged to the Lubbock Shopping Center, 98.01% owned by an entity owned by the President of the Company and Scitico Gardens, 100% owned by the President of the Company.

Increases in selling general and administrative cost are the result of our lawsuit against Simon Properties Group.  The Company has incurred in excess of $700,000 in legal costs on this matter, mostly in the three month period ended October 31, 2007.

In North Adams, Massachusetts the arrangement with the lender dictates that until the property has income to qualify for the permanent mortgage, the “free” cash flow, as defined, will be paid to the lender in lieu of interest. For the three and six month periods ended October 31, 2007 in connection with this mortgage approximately $191,000 and $331,000 was recorded as interest expense. Nothing was earned or paid for the three month period ended October 31, 2006.

The remaining increase in interest expense is mainly a result of mortgage interest on the Cranston Police Station.

Loss on derivatives only speak to the volatility of financial markets and not to anything the Company is doing at this time.

Other income of $69,852 was due to a distribution received from a refinancing of the Hartford Lubbock Limited Partnership.

Capital Resources and Liquidity

As reported in Form 8-K, the Company closed a construction loan of $53,200,000 on its project in Edinburg, Texas on August 23, 2007.

On November 8, 2007, the Company closed on a construction loan from Citizens Bank for up to $4,750,000 to build a shopping center in Bangor, Maine to include a ground lease for a super market and the construction of an 8,000 SF retail building.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity (continued):

Both of the above loans required and received the guaranty of Neil H. Ellis and Elizabeth S. Ellis.

Although the Company presently has adequate cash and lines of credit for its needs, there are unknowns including:

  The two financings above are occurring simultaneous with the collapse and related fall-out of the sub prime market.  The effect, if any, on the Company for future financings are unknown.

  The possible purchase of the shares of a dissident shareholder, as referenced in Part II Item 1 of this document, is unknown as to quantity or price.  We are well aware that a purchase in excess of the value of the shares negatively impacts the remaining shareholders.

Long Term Obligation Schedule as of  October 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$82,100,731	$965,167	$15,379,844	$2,647,608	$63,108,112

Short-Term Debt	4,524,933	4,524,933

Purchase Obligations	4,325,000	4,325,000

Tenant Allowance	859,000	859,000

Total	$91,809,664	$10,674,100	$15,379,844	$2,647,608	$63,108,112

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

	Maturing less than one year	Maturing greater than one year
Revolving line of credit and Long-term debt
Amount	$5,490,100	$81,135,564
Weighted average interest rate	7.17%	5.63%

Included in the above is variable rate debt of $11,272,074 and $9,969,752 for which the Company has a Swap Agreement with its bank, which effectively fixes the interest rate at 6.11% and 6.41%, respectively.

Item 4            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the operating effectiveness of our disclosure controls and procedures as of October 31, 2007.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls on procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2007 and 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management has engaged in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment, but because of new projects more work is necessary.  Notwithstanding weaknesses in our internal control over financial reporting as of October 31, 2007, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

First Hartford Corporation
(Registrant)

December 20, 2007	/s/ Neil H. Ellis
Date	Neil H. Ellis – President and
Chief Executive Officer

December 20, 2007	/s/ Stuart I. Greenwald
Date	Stuart I. Greenwald – Treasurer
and Chief Financial Officer