Form 10-Q
period 2008-01-31
FIRST HARTFORD CORP
filed 2008-03-25
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _______________________________

Commission File Number: ___________________________________________________________________

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
                                                                              X Yes   ⁪ No

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See definition of “large accelerated filer,” "accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁪                                                                       Accelerated filer ⁪

Non-accelerated filer ⁪ (Do not check if a smaller reporting company)                     Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ⁪Yes   X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,042,779 as of March 17, 2008

1

FIRST HARTFORD CORPORATION AND SUBSIDARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2008	April 30, 2007
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$68,498,339	$47,676,462
Equipment and leasehold improvements	515,181	475,138
	69,013,520	48,151,600

Less: accumulated depreciation and amortization	5,716,297	4,406,052
	63,297,223	43,745,548

Property under construction	29,420,300	29,065,238
	92,717,523	72,810,786

Cash and cash equivalents	1,130,938	2,585,076

Investment in marketable securities	1,447,098	733,980

Accounts and reimbursement receivable, less allowance for doubtful accounts of $14,000 for January 31, 2008 and April 30, 2007	1,360,885	1,267,603

Litigation settlement receivable	4,000,000	0

Deposits, escrows, prepaid and deferred expenses, net	5,745,006	4,212,652

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	399,777	375,335

Deferred tax assets, net of valuation allowance of $433,000 and $489,000 as of January 31, 2008 and April 30, 2007, respectively	1,733,000	1,988,000

	$108,543,892	$83,983,097

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	January 31, 2008	April 30, 2007
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$29,557,183	$1,235,076
Mortgages payable	62,192,087	69,430,384
Notes payable	249,235	253,711
	91,998,505	70,919,171

Accounts payable	2,176,327	2,179,714
Accrued liabilities	2,374,765	1,013,002
Deferred income	109,482	483,078
Accrued cost of derivatives	896,889	8,665
Other liabilities	5,452,063	5,834,092
Due to related parties and affiliates	72,000	71,853
	103,080,031	80,509,575

Minority interest	6,517,326	4,642,377

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding – None.	0	0
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(7,339,872)	(7,511,149)
Accumulated comprehensive loss	(47,662)	0
	967,186	843,571

Less: Treasury stock, at cost, 255,830 and 252,342 Shares
at January 31, 2008 and April 30, 2007 respectively	2,020,651	2,012,426
	(1,053,465)	(1,168,855)

	$108,543,892	$83,983,097

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
		(Restated)		(Restated)
Revenues:
Sales of real estate	$725,848	$2,327,741	$725,848	$3,798,376
Rental income	2,512,228	1,672,229	6,942,706	4,462,017
Service income	361,137	204,041	909,387	613,989
Other	45,048	183,753	324,096	335,851
	3,644,261	4,387,764	8,902,037	9,210,233

Operating costs and expenses:
Rental expenses	1,485,259	729,361	3,866,442	1,985,342
Service expenses	360,638	71,520	671,215	291,043
Cost of sales, real estate	260,557	625,844	260,557	1,005,737
Selling, general and administrative	921,518	1,363,035	2,962,064	3,368,496
	3,027,972	2,789,760	7,760,278	6,650,618

Income from operations	616,289	1,598,004	1,141,759	2,559,615

Non-operating income (expense)
Interest expense	(828,594)	(429,995)	(2,398,278)	(1,394,552)
Gain on litigation settlement (net of legal fees)	2,280,000	0	1,579,000	0
Other income	393,278	0	463,130	0
(Loss) gain on derivatives	(742,513)	345,676	(888,224)	(411,997)
	1,102,171	(84,319)	(1,244,372)	(1,806,549)

Income (loss) before income taxes	1,718,460	1,513,685	(102,613)	753,066

Provision for income taxes	181,503	237,042	251,648	266,621

Income (loss) before minority interest and equity in
unconsolidated subsidiaries	1,536,957	1,276,643	(354,261)	486,445

Minority interest in (income) losses of consolidated joint
ventures	7,857	(64,402)	(11,624)	(64,402)
Equity in earnings of unconsolidated subsidiaries	184,296	113,418	537,162	508,612

Net income before other comprehensive loss	1,729,110	1,325,659	171,277	930,655

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during
the year	29,138	0	(47,662)	0

Comprehensive income	$1,758,248	$1,325,659	$123,615	$930,655

Net income per share	$0.57	$0.43	$0.06	$0.30

Net income per share - diluted	$0.55	$0.42	$0.05	$0.29

Shares used in basic per share computation	3,043,507	3,065,682	3,045,400	3,083,241

Shares used in diluted per share computation	3,171,826	3,187,775	3,178,379	3,184,103

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2008	January 31, 2007
		(Restated)
Cash flows from operating activities:
Net income	$171,277	$930,655
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(537,162)	(508,612)
Minority interest in income of consolidated joint ventures	11,624	64,402
Gain on sale of property	(465,291)	(2,792,639)
Gain on litigation settlement	(2,870,000)	0
Depreciation	1,310,245	649,779
Amortization	165,090	166,310
Deferred income taxes	255,000	207,000
Loss on derivatives	888,224	411,997

(Increase) decrease in:
Accounts and reimbursements receivable, net	(93,282)	(133,029)
Deposits, escrows, prepaid and deferred expenses	(1,697,444)	1,115,206

Increase (decrease) in:
Accrued liabilities	231,763	(1,313,016)
Deferred income	(373,596)	(230,845)
Accounts payable	(3,387)	1,029,100

Net cash used in operating activities	(3,006,939)	(403,692)

Cash flows from investing activities:
Distributions from affiliates, net	155,133	628,107
Investment in marketable securities	(760,780)	(1,129,496)
Purchase of equipment and leasehold improvements	(40,043)	(43,991)
Net proceeds from sale of real estate	676,405	3,774,807
Additions to developed properties and properties under construction	(21,388,053)	(14,459,601)

Net cash used in investing activities	(21,357,338)	(11,230,174)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended
	January 31, 2008	January 31, 2007

Cash flows from financing activities:

Minority distributions from consolidated joint venture	(9,478)	0
Limited partners investment in consolidated joint venture	1,872,803	0
Purchase of treasury stock	(8,225)	(24)
Dividend paid	0	(304,898)

Proceeds from:
Construction loan payable	28,324,335	9,436,365
Mortgages payable	447,820	3,009,846
Notes payable	500,000	0

Principal payments on:
Construction loan payable	(2,228)	0
Mortgage payable	(7,686,117)	(241,665)
Notes payable	(504,476)	0
Advances to related parties and affiliated partnerships, net	(24,295)	(84,868)

Net cash provided by financing activities	22,910,139	11,814,756

Net increase (decrease) in cash and cash equivalents	(1,454,138)	180,890

Cash and cash equivalents, beginning of period	2,585,076	5,144,743

Cash and cash equivalents, end of period	$1,130,938	$5,325,633

Cash paid during the period for interest	$2,087,976	$1,355,377
Cash paid during the period for income taxes	$104,696	$206,021

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Certain reclassifications have been made to the prior period information to conform to the current period presentation. In addition, as disclosed in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007, the Company did not consolidate Rockland Place Apartments LP in its condensed consolidated financial statements for the three and nine months ended January 31, 2007. The effect of the restatement on income from continuing operations, net income, and related per share amounts for the three and nine months ended January 31, 2007 resulting from the consolidation of Rockland Place Apartments LP are as follows:

Three months ended January 31, 2007:

	Previously Reported	Restated
Revenues	$6,114,921	$4,387,764
Expenses	4,395,068	2,789,760
Operating income	1,719,853	1,598,004
Net income	1,447,508	1,325,659

Net income per common share - basic	$0.47	$0.43
Net income per common share - dilutive	$0.45	$0.42

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Financial Statement Presentation (continued)

Nine months ended January 31, 2007:

	Previously Reported	Restated
Revenues	$10,937,390	$9,210,233
Expenses	8,255,926	6,650,618
Operating income	2,681,464	2,559,615
Net income	1,052,504	930,655

Net income per common share - basic	$0.34	$0.30
Net income per common share - dilutive	$0.33	$0.29

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

Significant Accounting Policies

There has been no change in the Company's significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended April 30, 2007, except as discussed in Note 5.

Income Per Common Share

Basic income per share is computed by dividing the net income attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method).

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.         Fair Value of Derivative Instruments (continued):

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The construction loan was based on the 30 day LIBOR rate plus 1.25% and effectively converted to a 24 ½ year self liquidating mortgage on January 1, 2007.  The Company has entered into a swap contract with the bank which effectively converts the mortgage to a rate of 6.41%.

The Company recognized a loss of $742,513 on derivatives in the current quarter. The aggregate fair value of the Company’s swap contracts were in an unfavorable position of $896,889 as of January 31, 2008 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

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

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2008	2007	2008	2007
Cranston Parkade, LLC
Revenues	$1,234,047	$1,067,999	$3,665,131	$ 3,701,663
Expenses	1,031,492	977,822	3,057,502	3,119,335
Net Profit	$ 202,555	$ 90,177	$ 607,629	$ 582,328

Dover Parkade, LLC
Revenues	$643,366	$646,733	$1,921,787	$1,938,255
Expenses	510,038	507,307	1,487,986	1,520,035
Net Profit	$133,328	$139,426	$ 433,801	$ 418,220

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of January 31, 2008 and April 30, 2007, $5,377,225 and $5,759,255, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.         Major Financing Transaction

On August 23, 2007 the Company purchased 56 acres in Edinburg, TX for $6,774,960. This property plus an additional 70 acres purchased March 6, 2007 (as reported on Form 8-K dated March 8, 2007) will be part of a multi-use shopping center to be known as The Shoppes at Rio Grande Valley. The proceeds of this financing paid off the previous financing on the 56 acres. The project is scheduled to be built in phases, 2007 to 2010, and could contain up to 1,000,000 square feet of retail and other space.

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

Construction:  Through 12/31/08

Amortization: 25 years after conversion

Call Date: 3 years after conversion but no later than Phase I

Guarantors: Same as Phase I

Phase II was underwritten only to cover the cost of land and certain land development costs at this time.  The amount of the loan will be renegotiated when there are adequate signed leases to provide additional funds to build Phase II.

Protective Life Insurance Company will, in addition to the 6.125% interest, receive 50% of the “free” cash flow, as defined, as interest. In the event the project is sold or refinanced, they will receive 50% of the excess cash.

5.         Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48, on May 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of adopting FIN 48.

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

As of January 31, 2008, the Company has concluded that it is more likely than not that the Company will realize $1,733,000 in deferred tax assets.

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

During the nine months ended January 31, 2008, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of January 31, 2008 was approximately $325,000.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisition s that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB NO. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.         Recent Accounting Pronouncements (continued):

interest. The impact to the Company of SFAS No. 160 is currently being evaluated and has not yet been determined.

8.         Subsequent Event:

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company also entered into separate agreements with Simon pursuant to which tenants of certain Simon properties for a period of five years will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million.

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

Results of Operations

During the three months ended January 31, 2008 the Company completed the final sale of certain property in Bangor Maine. This sale for approximately $726,000 had cost of sales of approximately $261,000. This was the only sale for the nine months ended January 31, 2008. During the three and nine months ended January 31, 2007

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS (continued)

Results of Operations (continued):

there was approximately $2,328,000 and $3,798,000 of sales with a cost of sales of approximately $626,000 and $1,006,000, respectively.

Rental Income has increased by approximately $840,000 and $2,481,000 for the three and nine months ended January 31, 2008 from the comparable period ended January 31, 2007 due to the addition of the Rockland Apartments and the Cranston Police Station building.

Selling, general and administrative expenses for the three and nine months ended January 31, 2008 and 2007 were effected by legal cost related to two lawsuits.

The Company continues to be a defendant in a dissident shareholder suit (Kaplan lawsuit). For the three and nine months ended January 31, 2008 the Company incurred legal costs for this suit of $184,000 and $702,000, respectively, compared to approximately $109,000 and $454,000, respectively, for the three and nine months ended January 31, 2007.

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company also entered into separate agreements with Simon pursuant to which tenants of certain Simon properties for a period of five years will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million.

In the period ended January 31, 2007, the Company had incurred cost in the lawsuit with Simon Properties Group of approximately $333,000. The costs for the three and nine month periods ended January 31, 2008 were netted against the payments to be received.

The net gain from the settlement and the related right of first offer is contained in non-operating income.

Increases in interest expense is due to additional debt taken on to finance new properties and is not related to higher cost of capital.

Other income for the period ended January 31, 2008 results from an agreement with Protective Life Insurance relating to the financing of the Shopping Center in North Adams Mass. Protective Life was to receive the cash flow after operating cost as interest until the debt service could be sustained. The agreement reached allows the Company to keep the cash flow and utilize it for improvements rather than increase the construction loan, effectively forgiving the accrued interest. It is unclear how long this agreement will offset interest. At January 31, 2008 the Company utilized approximately $393,000 for construction cost.

Loss on derivatives relates only to the Joint Venture that owns the Gibbs College and Cranston Police Department buildings in Cranston, RI. The Derivative which is utilized to convert a variable rate to a fixed rate is volatile when there are large swings in interest rates. Lowering the rate increases the loss. However, these loses only become actual if the underlying mortgage is terminated. Gibbs College has recently announced that they are closing the Gibbs schools on December 31, 2009. However, the lease is in effect through 2018 and is signed by Career Education (Symbol CECO on Nasdaq). It is their obligation to replace the occupant or continue paying the rent under the lease.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity

At this point in time the Company has funds committed from lenders for ongoing construction projects and has adequate cash and credit to complete its current construction projects and is in negotiations to extend its current line of credit. However the credit markets appear to be in a state of crisis of monumental proportions and we are unsure what the future will bring.

Long Term Obligation Schedule as of  January 31, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$84,264,645	$1,037,951	$17,682,950	$2,625,010	$62,918,734

Short-Term Debt	7,733,860	7,733,860

Purchase Obligations	3,302,000	3,302,000

Tenant Allowance	1,094,000	1,094,000

Total	$96,394,505	$13,167,811	$17,682,950	$2,625,010	$62,918,734

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

	Maturing less than one year	Maturing greater than one year
Revolving line of credit and Long-term debt
Amount	$8,771,811	$83,226,694
Weighted average interest rate	6.92%	5.64%

Included in the above is variable rate debt of $11,222,730 and $9,926,336 for which the Company has Swap Agreements with its bank, which effectively fixes the interest rates at 6.11% and 6.41%, respectively.

Item 4T           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the operating effectiveness of our disclosure controls and procedures as of January 31, 2008.  This was done under the supervision and with the participation of management.  Based on this evaluation, the Company concluded that because of possible weaknesses in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) may not be effective enough to qualify under the new guidelines.  The Company does not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. The 2005 restatement and audit adjustments recorded in 2007 and 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Further, the Company does not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its consolidated financial statements. Management has engaged in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and to improve and strengthen our overall control environment, but because of new projects more work is necessary.  Notwithstanding weaknesses in our internal control over financial reporting as of January 31, 2008, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II          OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

In the matter of Parkade Center, Inc. V Simon Properties Group (Texas), LP and Simon Property Group (Delaware), Inc.

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company also entered into separate agreements with Simon pursuant to which tenants of certain Simon properties for a period of five years will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million.

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

                                                                                    First Hartford Corporation

                                                                                    (Registrant)

March 24, 2008                                                           /s/ Neil H. Ellis

______________________________                        ______________________________

                       Date                                                      Neil H. Ellis – President and

Chief Executive Officer

March 24, 2008                                                           /s/ Stuart I. Greenwald

______________________________                        ______________________________

                       Date                                                      Stuart I. Greenwald – Treasurer

and Chief Financial Officer

