Form 10-K
period 2008-04-30
FIRST HARTFORD CORP
filed 2008-08-29
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                    April 30, 2008

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

                                                                                                                                                                X Yes                       ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   X No

As of October 31, 2007, the aggregate market value of the registrant's common stock (based upon $2.35 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – does not constitute an admission as to affiliate status) was approximately $3,426,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  3,045,779 as of August 21, 2008.

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

PART I

ITEM 1.           BUSINESS

(a)           General Development of Business

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (the “Company”), is engaged in the purchase, development, ownership, management and sale of real estate.

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

The Company has executed an agreement with the CVS Drug Store chain to be a preferred developer in West Texas, the Rio Grande Valley in Texas, Long Island, NY, Northern New Jersey and Louisiana.  Since May, 2005, the Company has closed on a total of 24 projects to date.

The Company has no material patents, licenses, franchises or concessions.

Research and development is not a part of the Company’s business.

Our operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health safety.

Our economic performance and the value of our real estate are subject to the risks incidental to the development, construction, ownership of real estate properties, as well as the economic well being of our tenants.

On April 30, 2008, the Company employed 59 people.

ITEM 1.           BUSINESS (continued)

(d)           Financial Information About Foreign And Domestic Operations

The Company and its subsidiaries do not engage in operations in foreign countries.

(e)           Available Information

Not applicable.

(f)            Reports to Security Holders

Not applicable.

(g)           Enforceability of Civil Liabilities Against Foreign Persons

Not applicable.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

Putnam, CT	Shopping Center	57,311 sq. ft. T. J. Maxx 46% Lease Terminates January 2009	Owned by a subsidiary of the Company

W. Springfield, MA	Shopping Center	144,322 sq. ft. PriceRite 23% A.J. Wright 18% K&G 14% Big Lots 21% Harbor Freight 12%	Owned by a subsidiary of the Company.

ITEM 2.           PROPERTIES (continued)

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	50% owned by a subsidiary of the Company.

Cranston, RI	College	Katharine Gibbs College 60,000 sq.ft.	50% owned by a subsidiary of the Company.

Cranston, RI	Restaurant	Texas Roadhouse Land Lease	50% owned by a subsidiary of the Company.

Cranston, RI	Police Station	60,000 sq.ft. Leased to City of Cranston	50% owned by a subsidiary of the Company

North Adams, MA	Shopping Center	131,833 sq.ft. Cinema North 15% Peebles 14% Staples 11% 10,000 sq.ft. renovated, rent to commence February 2009; 14,000 sq.ft. unleased and not renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of proceeds from sale or refinancing after Company receives $500,000.

Endinburg, TX	Shopping Center	Under construction Phase I, 343,367 sq.ft. JC Penney 30% Academy Sports 25% Burlington Coat Factory 23%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of proceeds from sale or refinancing

ITEM 3.           LEGAL PROCEEDINGS

A. Richard E. Kaplan v. First Hartford Corporation

A dissident shareholder (Richard E. Kaplan) has filed a complaint against both the Company and Neil H. Ellis individually.

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

A hearing on “fair value” was held in court on July 24 and 25, 2008. The two sides are far apart. Additional testimony is required to be submitted, before the judge makes a ruling.

B. Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc.

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company entered into separate agreements with Simon pursuant to which tenants of certain Simon properties for a period of five years will not be restricted from operating stores in the

ITEM 3.           LEGAL PROCEEDINGS (continued):

B. Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc. (continued):

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

For proceedings involving officers and directors, see Item 10(f) on Page 44.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1 par value, is traded over-the-counter.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.pinksheets.com, symbol FHRT or http://www.yahoo.com, symbol FHRT.PK

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2008	High	Low	Dividends Paid Per Common Share
First Quarter	$2.50	$2.30	None
Second Quarter	2.45	2.35	None
Third Quarter	2.50	2.05	None
Fourth Quarter	2.50	1.60	None

	Stock Price
2007	High	Low	Dividends Paid Per Common Share
First Quarter	$2.70	$1.50	$.10
Second Quarter	2.50	1.80	None
Third Quarter	2.50	1.95	None
Fourth Quarter	2.30	2.10	None

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

Sales of common stock have occurred from time to time.  The last sale was $1.80 a share on August 21, 2008.

The number of shareholders of record for the Company’s common stock as of April 30, 2008, is approximately 800.

ITEM 6           SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

RESULTS OF OPERATIONS

Sale of Real Estate

The sale of Real Estate for the years ended April 30, 2008 and 2007 related to the remaining remnants of a sale of a shopping center in Bangor, Maine.  Under a contract signed prior to the start of construction, the price and timing of payments was a function of the achievement of tenant occupancy and rent payments.  Of the $31,261,201 realized by the Company during fiscal year 2006 through 2008, $725,848 and $3,798,376 was recognized during the years ended April 30, 2008 and 2007, respectively.

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Rental Income

Rental income increased approximately $2,746,000 from the year ended April 30, 2007 mainly due to the following:

As explained in previous filings, the Company through its 75% owned affiliate (Connolly and Partners) has a .005% interest in and is a General Partner of Rockland Place Apartments Limited Partnership.  As a controlling General Partner, the Company is required to consolidate the operations of the partnership.  The effective date of the acquisition was November 22, 2006.  For the year ended April 30, 2007, the partnership produced approximately $782,000 of rental income.  For the year ended April 30, 2008, the partnership had approximately $2,006,000 of rental income.

In June 2007, the Police Department of the City of Cranston, Rhode Island accepted and occupied the facility leased to them by a consolidated partnership of which the Company owns 50%.  From June 2007 to April 30, 2008, the rent from the City amounted to $887,500 of rental income. In addition, rental income increased approximately $500,000 from the shopping center being renovated in North Adams, Massachusetts.

Service Income

Service income is mainly income from our CVS Pharmacy development projects.  The Company’s revenue from CVS for the years ended April 30, 2008 and 2007 was $1,200,000 and $1,050,000, respectively.

Other Income

The decrease in other income is due mainly from a reduction of interest income caused by lower invested cash on hand combined with a decrease in interest rates.

Operating Cost and Expenses

Rental expense has increased approximately $2,440,000 for the year ended April 30, 2008.  Of that amount approximately $2,161,000 was from the Rockland Place Apartments Limited Partnership with most of the remaining increase attributed to depreciation of the Police Station.

Service expenses have increased approximately $500,000 for the year ended April 30, 2008 mainly due to additional expenses of CVS.  Our territories have been expanded to include parts of New Jersey and Louisiana and the Company has hired three additional people to cover these areas and to do the administrative work required.  There have not been any additional fees earned to date in those areas but there is a pipeline of projects awaiting approvals.

Selling, general and administrative expenses have dropped approximately $1,100,000 for the year ended April 30, 2008, primarily due to the following:

Legal costs for the suit against Simon Properties (approximately $2,364,000) were netted in the settlement received during the year ended April 30, 2008 (See non-recurring items).  During the year ended April 30, 2007, the Company had incurred $473,000 of legal costs which was included in selling, general and administrative expenses.

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Operating Cost and Expenses (continued)

Legal costs related to a shareholder suit total approximately $1,253,000 and $513,000 for the years ended April 30, 2008 and 2007.   A substantial amount of cost was due to professional fees incurred obtaining reports on Fair Value.  The Company is considering “buying out” the Plaintiffs shares at Fair Value.

Write off of projects deemed unfeasible totaled $129,000 and $322,000 during the years ended April 30, 2008 and 2007, respectively.

The Company’s policy is to capitalize all costs associated with property under construction. Thus, certain allocation of payroll and related expense are required to be capitalized into job cost.

The current year was a busy year considering the jobs in Edinburg, Texas, Rockland, Mass and Bangor, Maine.  These allocations of costs also account for the drop in selling, general and administrative expense.

Non- Operating Income and Expenses:

Loss on Derivative

The Company acquired an interest rate swap contract on a mortgage for the Police Station property in Cranston, RI.  This converted our variable rate mortgage to a fixed rate of 6.41%.  The Company also had a swap contract in place for the Katharine Gibbs College building.  As a result of owning these swaps in an environment of declining interest rates the Company has recorded losses on derivatives of approximately $1,396,000 and $684,000 for the years ended April 30, 2008 and 2007, respectively.

Gain on Settlement

On March 21, 2008, the Company terminated the Simon Litigation.  At the time of termination of the Simon Litigation, the Company entered into separate agreements with Simon pursuant to which tenants of certain Simon properties for a period of five years will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on nay future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million.  This resulted in a gain of $1,636,103, net of current legal fees incurred.

Interest Expense

Increase in interest expense is a result of additional debt incurred in connection with Rockland and the Cranston Police Station.

Capital Resource and Liquidity

The Company ended the year with approximately $3,671,000 of cash.  Of that amount $495,000 belongs to consolidated partnerships (CP Associates and Rockland Place, LP).  Additionally, marketable securities of $1,366,000 are held by CP Associates, LLC.  As previously disclosed, Gibbs College which leases 60,000 SF from CP Associates has announced they are closing the Gibbs Schools on December 31, 2009.  However, the lease is in effect through 2018 and is secured by Career Education (symbol CECO on

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Capital Resource and Liquidity (continued):

NASDAQ).  It is their obligation to replace the occupant or continue paying the rent under the lease.  The mortgage has a balloon payment due in 2015.  The members of CP Associates, LLC have agreed to maintain the marketable securities as a fund to refit the building for new tenants at the appropriate time.

The Company continues to have a $2,000,000 open line of credit available for operations with a $342,000 letter of credit outstanding against the line.

We are still considering buying back the minority interest held by Richard Kaplan which could have a significant effect on cash.  The parties are far apart on the fair value of First Hartford’s stock.

Although we have been able to remove the personal guarantee of Neil Ellis from most of our long-term debt, certain construction lenders and otherwise unsecured lenders still require his guarantee.  Unless the threat of liquidation of the Company is removed, Mr. Ellis will probably not continue to offer his personal guarantee to lenders.

The following schedule outlines our long-term obligations as of April 30, 2008:

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$94,075,127	$1,139,062	$22,011,643	$3,003,280	$67,921,142

Short-Term Debt	$2,209,824	$2,209,824

Purchase Obligations	$3,463,000	$3,463,000

Tenant Allowance	$3,695,000	$3,695,000

Total	$103,442,951	$10,506,886	$22,011,643	$3,003,280	$67,921,142

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

The estimates used in the preparation of the Consolidated Financial Statements are described below and in greater detail in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2008.  Certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Statements.  Management has reviewed the critical accounting policies and estimates with the Company’s Board of Directors and the Company’s independent auditors.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No 109”, (FIN 48) on May 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of adopting FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

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

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Investment In Affiliated Partnerships (continued):

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of April 30, 2008 and 2007, $5,515,353 and $5,759,255, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  SFAS No. 144 requires that the operations related to developed properties that have been sold or developed properties that are intended to be sold be presented as discontinued operations in the consolidated statement of operations for all periods presented, and developed properties intended to be sold be designated as “held for sale” on the consolidated balance sheet.

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

ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data begin on page 18.  See the index to Financial Statements and Financial Statement Schedules in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The management of First Hartford Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9A(T).    CONTROLS AND PROCEDURES (continued):

Management’s Report on Internal Control over Financial Reporting (continued):

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2008, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

Lack of Appropriate Independent Oversight.  There are no independent members of the board of directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.

Sufficiency of Accounting Personnel.  There are insufficient personnel in key accounting positions within the Company with the appropriate knowledge to prepare the Company’s financial statements in accordance with generally accepted accounting principles, including the appropriate accounting and disclosure for unusual and complex transactions entered into by the Company. This could lead to material errors in accounting and disclosure.

Remediation Plans

The Company is in the process of remediating the material weakness relating to the sufficiency of accounting personnel by hiring a consultant with the appropriate knowledge, skill and experience to assist in the preparation of the Company’s financial statements in accordance with generally accepted accounting principles, including assisting in the determination of the appropriate accounting and disclosure for unusual and complex transactions entered into by the Company.

Although the Company has identified a lack of appropriate independent oversight as a material weakness, an independent board of directors is not required by Pink OTC Markets (the electronic quotation system that trades the Companies securities) and the Company does not intend to remediate this material weakness at this time.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended April 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ deficiency and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut

August 26, 2008

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2008 AND 2007

ASSETS

	2008	2007

Real estate and equipment:
Developed properties	$68,810,864	$47,676,462
Equipment and leasehold improvements	515,182	475,138
	69,326,046	48,151,600

Less: accumulated depreciation and amortization	6,208,228	4,406,052
	63,117,818	43,745,548

Property under construction	36,687,727	29,065,238
	99,805,545	72,810,786

Cash and cash equivalents	3,670,538	2,585,076

Marketable securities – available for sale	1,366,240	733,980

Accounts and reimbursements receivable, less allowance for doubtful accounts
of $70,000 and $14,000 as of April 30, 2008 and 2007, respectively.	3,764,048	1,267,603

Deposits, escrows, prepaid and deferred expenses, net	4,006,189	4,212,652

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	408,340	375,335

Deferred tax assets, net	1,638,000	1,988,000
	$114,668,565	$83,983,097

The accompanying notes are an integral part of these consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2008 AND 2007

(continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
	2008	2007

Liabilities:
Mortgages and notes payable:
Construction loans payable	$28,374,034	$1,235,076
Mortgages payable	67,663,181	69,430,384
Notes payable - other	247,736	253,711
	96,284,951	70,919,171

Accounts payable	4,558,746	2,179,714
Accrued liabilities	2,410,050	1,013,002
Deferred income	283,649	483,078
Accrued cost of derivatives	1,405,001	8,665
Other liabilities	5,590,191	5,834,092
Due to related parties and affiliates	71,853	71,853
	110,604,441	80,509,575

Minority interest	6,736,060	4,642,377

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 in 2008 and 2007, outstanding 3,042,767 and 3,046,267 in 2008 and 2007, respectively	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(8,853,895)	(7,511,149)
Accumulated other comprehensive loss	(152,110)	-0-
	(651,285)	843,571
Less: Treasury stock, at cost, 255,842 and 252,342 shares in
2008 and 2007, respectively	2,020,651	2,012,426
	(2,671,936)	(1,168,855)
	$114.668,565	$83,983,097

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007

Revenues:
Sale of real estate	$725,848	$3,798,376
Rental income	9,369,726	6,623,780
Service income	1,469,997	1,179,769
Other	379,063	623,402
	11,944,634	12,225,327

Operating costs and expenses:
Cost of sales, real estate	260,557	1,005,737
Rental expenses	5,921,784	3,481,974
Service	1,063,611	554,165
Selling, general and administrative	3,910,433	5,028,818
	11,156,385	10,070,694

Income from operations	788,249	2,154,633

Non-operating income (expense)
Loss on derivatives	(1,396,336)	(683,957)
Gain on litigation settlement, net	1,636,103	-0-
Other income	71,842	-0-
Interest expense	(2,935,748)	(2,111,100)
	(2,624,139)	(2,795,057)

Loss before income taxes	(1,835,890)	(640,424)

Provision for (benefit from) income taxes	411,580	(39,904)

Loss before minority interest and equity in
earnings of unconsolidated subsidiaries	(2,247,470)	(600,520)

Minority interest in losses of consolidated joint ventures	444,190	39,629
Equity in earnings of unconsolidated subsidiaries	460,534	571,605

Net (loss) income	$(1,342,746)	$10,714

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

(continued)

	2008	2007

Net income (loss) per share	$(.44)	$.00

Net income (loss) per share – diluted	$(.44)	$.00

Shares used in basic per share computation	3,044,706	3,046,273
Shares used in diluted per share computation	3,044,706	3,165,807

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME(LOSS)

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

Accumulated

		Capital		Other

    Common
		in Excess		Comprehensive
Treasury

   Stock
		of Par
Deficit
				Loss	Stock	Total

Balance, April 30, 2006	$3,298,609	$5,056,111	$(7,216,965)	$- 0 -	$(2,012,402)	$(874,647)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	(24)	(24)

Dividend	- 0 -	- 0 -	(304,898)	- 0 -	- 0 -	(304,898)

Net Income	- 0 -	- 0 -	10,714	- 0 -	- 0 -	10,714

Balance, April 30, 2007	3,298,609	5,056,111	(7,511,149)	- 0 -	(2,012,426)	(1,168,855)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	(8,225)	(8,225)

Components of Comprehensive Loss:
Net Loss	- 0 -	- 0 -	(1,342,746)	- 0 -	- 0 -	(1,342,746)
Unrealized Holding Loss on
Marketable Securities	- 0 -	- 0 -	- 0 -	(152,110)	- 0 -	(152,110)
Total Comprehensive Loss						(1,494,856)
Balance, April 30, 2008	$3,298,609	$5,056,111	$(8,853,895)	$(152,110)	$(2,020,651)	$(2,671,936)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,342,746)	$10,714
Adjustments to reconcile net (loss) income
to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries	(460,534)	(571,605)
Minority interest in losses of consolidated joint ventures	(444,190)	(39,629)
Gain on sale of real estate	(465,291)	(2,792,639)
Depreciation	1,802,176	974,285
Amortization	224,297	220,557
Deferred income taxes	350,000	(134,000)
Loss on derivatives	1,396,336	683,957

(Increase) decrease in:
Accounts and reimbursements receivable, net	(2,496,445)	(730,042)
Deposits, escrows, prepaid and deferred expenses	(17,834)	(90,041)

Increase (decrease) in:
Accrued liabilities	1,397,048	(712,211)
Deferred income	(199,429)	(83,437)
Accounts payable	2,379,032	730,086
Net cash provided by (used in) operating activities	2,122,420	(2,534,005)

Cash flows from investing activities:
Distributions from affiliates, net	216,632	758,264
(Investment in) proceeds from sale of marketable securities	(784,370)	1,786,034
Purchase of equipment and leasehold improvements	(40,044)	(73,499)
Proceeds from sale of real estate	676,405	3,774,807
Additions to developed properties and property under construction	(28,257,407)	(32,064,747)
Net cash used in investing activities	(28,188,784)	(25,819,141)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

(continued)

	2008	2007

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(45,527)	-0-
Minority investment in consolidated joint ventures	1,872,803	4,682,005
Purchase of treasury stock	(8,225)	(24)
Dividend Paid	-0-	(304,898)
Proceeds from:
Mortgages and notes payable	26,686,778	31,970,388
Principal payments on:
Mortgages and notes payable	(1,320,998)	(10,526,943)
Advances to related parties and affiliates, net	(33,005)	(27,049)
Net cash provided by financing activities	27,151,826	25,793,479

Net increase (decrease) in cash and cash equivalents	1,085,462	(2,559,667)
Cash and cash equivalents, beginning of year	2,585,076	5,144,743

Cash and cash equivalents, end of year	$3,670,538	$2,585,076

Cash paid during the year for interest	$3,020,070	$1,923,095
Cash paid during the year for income taxes	118,696	174,456

Non cash investing and financing activities:
Loans assumed in connection with the acquisition of:
Rockland Place Apartments LP	$- 0 -	$8,685,144
Acquisition of vehicle with note payable	$- 0 -	$24,206

Increase in developed properties through an increase
in minority interest liability	$710,597	$- 0 -

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had cash equivalents consisting of U.S. treasury securities, certificates of deposit and money market accounts which totaled approximately $2,005,000 and $1,546,000 at April 30, 2008 and 2007, respectively.

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

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

1.        Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued)

Sale of Real Estate – The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. For the years ended April 30, 2008 and 2007, the Company had sales of $725,848 and $3,798,376, respectively. The cost basis of the property sold was $260,557 and $1,005,737 for 2008 and 2007, respectively.

Rental Income - Rental income is recognized on a straight line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  Recoverable costs received before earned are included in deferred income and such amounts totaled $82,200 and $83,500 as of April 30, 2008 and 2007, respectively.  There are no contingent rents.

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

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deposits, escrows, prepaid and deferred expenses in the consolidated balance sheets.  These costs would include option payments, attorney’s fees, architect and engineering fees, consultants, etc., but only

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

1.        Summary of Significant Accounting Policies (continued):

Deferred Expenses (continued):

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

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  Deferred financing costs include legal fees and other costs relating to the acquisition of debt financing.  Leasing and financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets and are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The amortized balance of such costs amount to $1,678,215 and $1,983,656 as of April 30, 2008 and 2007, respectively.  Amortization expense was $224,297 and $220,557 for 2008 and 2007, respectively.  Amortization expense for the next five years is expected to be as follows:

Year Ending April 30

2009	$224,877
2010	$207,302
2011	$203,276
2012	$198,489
2013	$179,510

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

1.        Summary of Significant Accounting Policies (continued):

Investment in Affiliated Partnerships(continued):

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company’s April 30 year-end. Dover Parkade reports on an April 30 year-end.  The Company recorded equity in earnings of unconsolidated subsidiaries of $460,534 and $571,605 for the years ended April 30, 2008 and 2007.  See Note 11 for selected financial information of these significant unconsolidated subsidiaries.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of April 30, 2008 and 2007, $5,515,353 and $5,759,255, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a single accounting model for the impairment or disposal of long-lived assets, such as real estate and equipment, including discontinued operations.  SFAS No. 144 requires that the operations related to developed properties that have been sold or developed properties that are intended to be sold be presented as discontinued operations in the consolidated statements of operations for all periods presented, and developed properties intended to be sold be designated as “held for sale” on the consolidated balance sheets.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of April 30, 2008 and 2007, investments consist of equity securities which are classified as available for sale. Net unrealized holding gains and losses on equity securities are included as a separate component of stockholders’ deficiency.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

1.      Summary of Significant Accounting Policies (continued):

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No 109”, (FIN 48) on May 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of adopting FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

Stock Compensation

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.  Under this method of adoption, the Company records compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company expenses its share-based compensation under the straight-line method.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, but the FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

1.         Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued):

measured at fair value on a recurring basis. The Company is currently evaluating the impact that the adoption of SFAS No. 157 may have and has not yet determined its impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. The Company would recognize subsequent changes in fair value in earnings as those changes occur. The Company would make the election of the fair value option on a contract-by contract basis, supported by the concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financials statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 may have and has not yet determined its impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The impact to the Company of SFAS No. 160 is currently being evaluated and has not yet been determined.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

1.         Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued):

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and anticipates that the new statement will not have a significant impact on the Company’s financial statements.

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

The investment limited partners are required to make capital contributions in the amount of $9,364,014 of which $6,554,810 has been received as of April 30, 2008 and $2,809,204 remains to be received in future periods. The contributions are payable in specific amounts at specific times subject to the provisions of the partnership agreement. The contributions are subject to adjustment based on the actual low income housing tax credits compared to the projected amounts.

The Partnership closed on the acquisition of the rental property on November 1, 2006, subject to adjustments for an effective date of November 22, 2006. The project consists of 204 units located in Rockland, Massachusetts and is currently under the name of Rockland Place Apartments. The Partnership had no significant activity prior to the acquisition.

The purchase price was allocated to land and building based on their respective fair values as set forth below. A summary of the allocation of the purchase price follows:

Land	$ 2,695,896
Building	7,795,505
$10,491,401

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

2.      Acquisition (continued):

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

The Partnership also assumed the Flexible Subsidy Capital Improvement Loan held by HUD and payable from surplus cash, as defined. The note was assigned to the Partnership with interest at 0% per annum for a principal sum of $4,268,539.

The Partnership entered into a Regulatory Agreement with MHFA which regulates the operations and occupancy requirements of the project and limits cash distributions to 10% of borrowers’ equity per year, subject to certain other priorities as described in the mortgage loans. Payments on the development fee note (See note 3) are allowed from operations revenue subject to the payment priorities detailed in the MHFA Regulatory Agreement.

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

The project’s low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the contributed capital by the investment limited partners.

The Partnership entered into an agreement with the Rockland Housing Authority whereby the Housing Authority has the right of option to purchase the property after the 15-year tax credit compliance period from the Partnership. The option price is specified via a formula in the agreement.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

3.      Construction Loans, Mortgages, and Notes payable:

	2008	2007
Construction loans and Mortgages payable with interest rates ranging from 0.00% (see note 2) to 11.00% at April 30, 2008. Maturities are at various dates through 2056. The loans and mortgages are secured by the respective real estate and in some cases guarantees of the president of the Company (see note 4). A mortgage on a property in North Adams, MA in the amount of $12,575,423 will bear interest only from free cash flow, as defined, until development of the project is completed.	$96,037,215	$70,665,460
Note payable to Ford Credit at a rate of .9% secured by a vehicle.	17,736	23,711
Development fee notes payable to a partner in Rockland Place are non-interest bearing with no specific repayment terms. (See note 2)	230,000	230,000

	$96,284,951	$70,919,171

For the years ended April 30, 2008 and 2007, the Company capitalized interest charges for property under construction totaling $984,451 and $475,022, respectively.

Aggregate principal payments due on the above debt during the next five years are as follows:

Year Ending April 30

2009	$ 3,348,886
2010	20,714,297
2011	1,297,346
2012	1,356,373
2013	1,646,907
Thereafter	67,921,142
$96,284,951

   4.      Pledge of Stock Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the President of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee but it continues to be a necessary component to most construction loans.  In the past, the Company has provided stock pledges of subsidiaries to the President of the Company as protection from personal losses due to his guarantees.  These pledges are expected to stay in place until the guarantees are eliminated.

The President of the Company has guaranteed the following outstanding amounts at April 30, 2008:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

   4.      Pledge of Stock Subsidiaries (continued):

Loan for Katharine Gibbs College building -
5% of loan balance outstanding	$559,000
Mortgage – Corporate Office	$285,000
Construction Loan – Bangor Maine	$1,970,000
Construction Loan – Edinburg, Texas	$26,394,000
Letter of Credit – City of Edinburg, Texas	$1,740,000
Open Letter of Credit in lieu of Construction
Bond - Mass Housing for Rockland, MA project.	$1,410,000
$2,000,000 Operating Line of Credit	$342,000

A Letter of Credit of $342,000 for the Rockland, MA project was issued against the $2,000,000 line, which is the only amounts outstanding at April 30, 2008 against this line.

The terms of the $1,740,000 Letter of Credit for the City of Edinburg have been satisfied and the Letter of Credit has been cancelled as of July 28, 2008.

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

	2008	2007
Management Fees	$70,372	$66,662
Service Fees	213,787	39,881
Total	$284,159	$106,543

Richmond Realty, LLC (Richmond) is owned by the Company's Vice President and his wife.  Richmond’s income and expenses are not considered material and are not included in the Statement of Operations of First Hartford Corporation.  Richmond had ceased operations as of April 30, 2007.

6.         Stock Option Plan:

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted options to purchase 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000 which has been expensed fully in prior periods.  The put option expires 5 years after the stock option is fully vested.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

6.      Stock Option Plan (continued):

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	250,000	$1.10
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of year	250,000	$1.10	250,000	$1.10

Options exercisable at year end	250,000		250,000

During the year ended April 30, 2008, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of April 30, 2008 was approximately $325,000.

7.        Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $55,020 and $57,874 for 2008 and 2007, respectively.

8.         Income Taxes:

The provision for (benefit from) income taxes is comprised of the following:

	2008	2007
Current provision for state taxes	$61,580	$80,770
Current provision for federal income tax	- 0 -	13,326
Deferred income taxes (benefit)	350,000	(134,000)
	$ 411,580	$ (39,904)

The components of the net deferred tax asset are as follows:
	2008	2007
Tax effect of net operating loss carry forward	$2,672,000	$2,761,000
Valuation allowance	(1,034,000)	(773,000)
	$1,638,000	$1,988,000

The Company will only recognize a deferred tax asset when, based on upon available evidence, realization is more likely than not.  In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.  As of April 2008 and 2007, the Company concluded that it was more likely than not that the Company would realize $1,638,000 and

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

8.        Income Taxes (continued):

$1,988,000, respectively, in deferred tax assets.  Accordingly, the Company increased its valuation allowance by $261,000 and $309,000 in 2008 and 2007, respectively.

As disclosed in Note 1, the Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on May 1, 2007. There was no cumulative effect of the change in accounting principle on adoption of FIN 48 as the Company had no uncertain tax positions before and after implementation.

9.         Income (Loss) Per Share:

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method). The effect of computing diluted loss per share for the year ended April 30, 2008 is antidilutive and, as such, basic and diluted loss per share is the same.

	Year Ended April 30

Numerator	2008	2007
Net (loss) income	$(1,342,746)	$10,714

Denominator
Weighted average number of shares outstanding	3,044,706	3,046,273
Effect of dilutive options outstanding	- 0 -	119,534
Denominator for diluted earning per share	3,044,706	3,165,807
Net (loss) income per share – basic	$ (.44)	$ .00
Net (loss) income per share – diluted	$ (.44)	$ .00

All outstanding options vested February 11, 2006.

10.       Leases:

The Company leases commercial and residential real estate under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancelable commercial real estate leases as of April 30, 2008 for each of the next five years are as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

10.        Leases (continued):

Year Ending April 30

2009	$4,639,126
2010	4,333,590
2011	4,236,301
2012	3,910,831
2013	3,525,000
Thereafter	21,020,327
Total	$41,665,175

11.        Investments in Affiliates:

The Company has investments in four unconsolidated noncorporate joint ventures, three of which own shopping centers.  Dover Parkade, LLC, Cranston Parkade, LLC and Trolley Barn Associates are accounted for on the Equity Method. Hartford Lubbock Parkade, LLP is accounted for at cost.

Selected information is as follows:

Dover – New Jersey:

Operating data – April 30.

Company ownership – 50% investment at inception was $147,500.

	2008 (Audited)	2007 (Audited)

Assets	$13,893,006	$14,307,974	(Restated)
Liabilities	19,942,720	20,445,132
Members’ deficit	(6,049,714)	(6,137,158)	(Restated)
Revenue	2,568,662	2,560,078
Operating expenses	1,030,914	930,455
Non-operating income (expense)	(1,069,812)	(1,094,824)
Net income	467,936	534,799

The property’s major tenant is Stop & Shop, which provided 53% of the total revenue in fiscal 2008 under a lease that expires June 30, 2026.

Cranston – Rhode Island:

Operating data – December 31

Company ownership – 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% in April, 2005.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

11.        Investments in Affiliates (continued):

	2007 (Audited)	2006 (Audited)

Assets	$25,890,601	$26,053,128
Liabilities	35,532,644	35,896,887
Partners deficit	(9,642,043)	(9,843,759)
Revenue	4,622,072	4,844,013
Operating expenses	2,193,612	2,121,013
Non-operating income (expense)	(1,973,167)	(1,987,622)
Net income	455,293	735,378

The property has two major tenants, Stop & Shop and Kmart which provided approximately 62% of total revenue in 2007 under leases that expire October 30, 2021 and May 30, 2027, respectively.

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

12.       Financial Instruments:

Concentrations of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts and reimbursements receivable.

The Company places its cash deposits, including investments in certificates of deposit, with various financial institutions.  Bank deposits will usually be in excess of the federal depository insurance limit.

At April 30, 2008 the Company had $1,366,240 of marketable securities. These securities are preferred dividend paying shares of major money center banks. As with all other equity securities they are subject to the increases and decreases of the stock market. The controlled entity owning these securities is 50% owned by others, and both the risk and reward will be shared by the non-controlling partner.

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts and reimbursements receivable based upon factors surrounding the credit risk of specific tenants,

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

12.       Financial Instruments (continued):

Concentrations of Credit Risk (continued):

historical trends and other information.  Approximately 18% and 25% of the Company's rental income is from Katharine Gibbs College in 2008 and 2007, respectively. As previously reported Gibbs College will close on December 31, 2009. Its lease is guaranteed by its parent company – Career Education.

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

Cash, marketable securities, accounts and reimbursements receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgages and notes payable: The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company’s current incremental borrowing rate.

13.       Derivative Instruments:

On June 10, 2005 the Company refinanced the mortgage on the Katharine Gibbs College building by executing a new mortgage for $11,377,866 with the same lender.  The previous mortgage called for interest at 30 day Libor plus 2% with an 8% rate cap, amortizing over 20 years, due April 1, 2008.  The new mortgage rate is fixed at 6.11% and has a 25-year amortization starting in June 2007. The mortgage will have a balloon payment on June 10, 2015.  To obtain this refinancing the Company became liable for a swap contract entered into by the bank.   At April 30, 2006, the fair value of the swap contract was in a favorable position of $297,540. As a result of volatile interest rates the contract value at April 30, 2007 was reduced to a liability of $26,663 and $324,203 was charged to non-operating expense. At April 30, 2008 the liability increased to $709,044 and $682,381 was charged to non-operating expense.

In January 2006 a construction loan and mortgage was consummated with the above lender for a Police Station to be built for and leased to the City of Cranston, R.I.  The construction loan is based on the 30 day LIBOR rate plus 1.25% and effectively converts to a 24 ½ year self liquidating mortgage starting January 1, 2007.  The Company has become liable for a swap contract entered into by the bank, which effectively converts the mortgage to a rate of 6.41%.  At April 30, 2006, the fair value of the swap contract was in a favorable position of $377,752.  At April 30, 2007 the favorable position declined by $359,754 and is in a $17,998 favorable position. At April 30, 2008 the position changed to a $695,957 liability and $713,955 was charged to non-operating expense.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

14.        Litigation:

Richard E. Kaplan v. First Hartford Corporation

A dissident shareholder (Richard E. Kaplan) has filed a complaint against both the Company and Neil H. Ellis individually.

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

Until the remedy phase is concluded, the Company has been advised (by counsel) that the Findings do not constitute a final judgment from which an immediate appeal might be taken.  The Company will continue to explore its options (including possible appeal) at the appropriate time.

As a result of the Findings, the possible available remedies include, but are not necessarily limited to, a buy-out of the Plaintiff's holdings for a "fair value" figure (to be determined by the Court) and possible dissolution of the Company.  By order of the Court dated May 21, 2007, the Court denied the Company's request to remove dissolution as a possible remedy.

A hearing on “fair value” was held in court on July 24 and 25, 2008. The two sides are far apart. Additional testimony is required to be submitted, before the judge makes a ruling. The Company cannot predict the outcome of this matter at this time.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

14.       Litigation (continued):

Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc.

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company entered into separate agreements with Simon pursuant to which tenants of certain Simon properties for a period of five years will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million. This resulted in a gain of $1,636,103, net of current year legal fees incurred.

Other Proceedings

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

15.       Dividends:

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

16.       Quarterly Data (unaudited):

Following are summaries of quarterly operating and per share data for the years ended April 30, 2008 and 2007.  Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter.  Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the per share net loss for the respective total years reported elsewhere in this report.

Quarters Ended
(in thousands, except per share data)
	April 30, 2008	January 31, 2008	October 31, 2007	July 31, 2007
Fiscal 2008
Revenues	$3,043	$3,644	$2,508	$2,750
Costs & Expenses	3,396	2,327	2,864	2,569
Net (loss) income	(1,514)	1,729	(1,575)	17
Net (loss) income per common share basic diluted	(.48) (.48)	0.57 0.55	(0.52) (0.52)	(0.01) (0.01)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

16.        Quarterly Data (unaudited) (continued):

Quarters Ended
(in thousands, except per share data)
	April 30, 2007	January 31, 2007 (1)		October 31, 2006	July 31, 2006
Fiscal 2007		(Restated)	(Previously reported)
Revenues	$3,015	$4,387	$6,115	$3,314	$1,509
Costs & Expenses	3,420	2,790	4,395	2,229	1,632
Net income (loss)	(920)	1,326	1,448	(31)	(364)
Net income (loss) per common share basic diluted	(.30) (.29)	.43 .42	0.47 0.45	(0.01) (0.01)	(0.12) (0.12)

(1)           In the third quarter, the Company did not consolidate Rockland Place Apartments LP and therefore included $1,727,000 and $1,605,000 in additional revenues and costs and expenses, respectively, in the January 31, 2007 Form 10-Q Filing. The restatement reduced net income by $122,000.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	80	President	1966 – Present

Stuart I. Greenwald	66	Treasurer/Secretary	1980 – Present

David B. Harding	63	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(b)        Identification of Executive Officers (continued):

Name	Age	Position	Period of Service

Neil H. Ellis	80	President	1966 – Present
Stuart I. Greenwald	66	Treasurer/Secretary	1980 – Present
David B. Harding	63	Vice President	1998 - Present

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

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

(f)        Involvement in Certain Legal Proceedings:

No director or executive officer has been involved in legal proceedings required to be disclosed under item 401(f) of Regulation S-K promulgated by the Commission except for the Kaplan legal proceedings discussed in Item 3.

(g)        Promoter and Control Persons:

Not applicable.

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

(i)         Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 or 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2008, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

(j)         Code of Ethics

The Company’s Code of Ethics, applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, was included in the second quarter 10-Q filed on December 19, 2005. The Company will provide any person, without charge, a copy of any portion of the Code of Ethics upon request directed to the Office of the Treasurer and Secretary of the Company.

ITEM 11.          EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total

Neil H. Ellis Director and President (CEO)	2008	$250,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$250,000
	2007	$241,384	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$241,384
Stuart I. Greenwald Director, Treasurer and Secretary	2008	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
	2007	$144,208	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$144,208
David B. Harding Director and Vice President	2008	$175,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$175,000
	2007	$171,515	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$171,515

(b)        Stock Options

The Company has a stock option plan which was approved and ratified by the shareholders of the Company. The Company does not have a formal schedule for issuing options. In the last 25 years, the Company awarded an aggregate of 250,000 options in increments of 50,000 options each to 5 long term employees; such options were awarded in February 2004. Mr. Harding and Mr. Greenwald were included in these employees. The options fully vested in February of 2006 and expire February 11, 2014. These options have never been repriced.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR_END
	Option Awards					Stock Awards
Name	Number of Securities Under-lying Un-exercised Options (#) Exercis-able	Number of Securities Under-lying Unexer-cised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underly-ing Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stuart I Greenwald	50,000	0	0	1.10	2/11/14	0	0	0	0
David B. Harding	50,000	0	0	1.10	2/11/14	0	0	0	0
Other employees	150,000	0	0	1.10	2/11/14	0	0	0	0
45

ITEM 11.         EXECUTIVE COMPENSATION (continued);

(c)    Benefits and Prerequisites

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

(d)       Automobiles

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)        Security Ownership of Certain Beneficial Owners:

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of     common stock:

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(a)                Security Ownership of Certain Beneficial Owners (continued):

Title	Name & Address of	Amount and Nature	(4)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Neil H. Ellis	1,332,687 (1)	40.4%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	Richard Kaplan	591,254 (2)	17.9%
	2345 Washington St.
	Newton, MA 02462

Common Stock	David Kaplan	56,151 (2)	1.7%
	257 East Center St.
	Manchester, CT 06040

Common Stock	John Filippelli	253,439 (3)	7.6%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	184,137	5.5%
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

(2)      Included in Mr. Richard Kaplan’s shares are 445,535 shares over which both he and David Kaplan Shared Dispositive Power.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(b)           Security Ownership of Directors and Executive Officers:

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title Of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,332,687(1)	40.4%

Common	All Directors and Officers As a Group (3 in number)	1,432,687 (5)	43.5%

(5)  Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart Greenwald.

 (c)      Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

 (d)      Equity Compensation Plan Information

Information for our equity compensation plans in effect as of April 30, 2008 is as follows: (amounts in thousands, except per share amounts)

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)   Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a .0199% interest in Hartford Lubbock Parkade LP, a partnership, which owns a shopping center in  Lubbock, Texas. Lubbock Parkade Inc., a wholly owned subsidiary of Journal Publishing    Inc. owns ..9801% of the Partnership. Journal Publishing Inc. is owned by Neil Ellis, the president and chairman of First Hartford Corporation, and his wife Elizabeth. First Hartford Realty Corporation manages the property and receives a 4% management fee, which is the industry norm  for a shopping center.

For the year ended April 30, 2008, Parkade Center Inc. or First Hartford Realty Corporation was paid the following:

Management Fee (at 4%)	$55,337
Construction Management (at 8% over cost)	70,886
Leasing by First Hartford Realty Corporation (100% over cost)	13,126
Miscellaneous Service	3,616
Refinancing Fee (1% over cost)	117,400

In the same period Parkade Center Inc. received distributions of $71,842. Lubbock Parkade Inc. recorded distributions in that period of $3,538,360.

Mr. and Mrs. Ellis also own a small residential property (40 apartment units) in Enfield, Connecticut that the Company now manages. The Company was paid $15,035 in management fees.

(b)   Certain Business Relationships:

Refer to (a) above.

(c)    Indebtedness of Management:

There is none.

(d)   Transactions with Promoters:

There are none.

(e)    Director Independence:

Neil Ellis, David Harding and Stuart Greenwald   are all employees of the Company and by definition are not independent. The Company does not have any directors that meet the independence standards for audit, nominating or compensation committee.

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system, which has a requirement that a majority of the Board of Directors be independent.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2008 and 2007 to First Hartford’s principal accounting firm, Carlin, Charron & Rosen, LLP.

	2008	2007
Audit Fees	$112,000	$115,000
Audit Related Fees	26,265	24,190
All Other Fees	2,131	-0-

Audit Related Fees
Audit fees - unconsolidated subsidiaries	$23,000	$22,000
Accounting research	$3,265	$ 2,190
	$26,265	$24,190

The Board of Directors has:

(a)    reviewed and discussed our audited financial statements;

(b)    discussed with our independent auditors the matters required to be discussed by AU 380 (Communication with Audit Committees)

(c)  received the written disclosures and the letter from our auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed the independence of our auditors with our independent auditors.

Based on the review and discussions described above, the Board of Directors approved the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Neil H. Ellis

Stuart I. Greenwald

David B. Harding

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
			Pages
(a)	(1)	The following financial statements are
		included in Part II, Item 8:

		Financial Statements:
		Report of Independent Registered Public Accounting Firm	17

		Consolidated Balance Sheets - April 30, 2008 and 2007	18-19

		Consolidated Statements of Operations For the Years
		Ended April 30, 2008 and 2007	20-21

		Consolidated Statements of Changes in Shareholders’ Deficiency and
		Comprehensive Income (Loss) for the Years Ended April 30, 2008, and 2007	22

		Consolidated Statements of Cash Flows For the Years
		Ended April 30, 2008 and 2007	23-24

		Notes to Consolidated Financial Statements	25-42

	(2)	The following financial statement schedules for the year
		ended April 30, 2008 are submitted herewith:

		Report of Independent Registered Public Accounting Firm on
		Financial Statement Schedules:	56

		Schedule II – Valuation and Qualifying Accounts	57

		Schedule III – Real Estate and Accumulated Depreciation	58

		Schedule IV – Mortgage Loans on Real Estate	59-60

		All other schedules are omitted because they are not required, not applicable,
		or the information is otherwise shown in the financial statements or notes thereto.

(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

		Exhibit (3) to Form 10-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

	(4)	Instruments defining the rights of security holders, including Indentures.

		Not Applicable.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b) Exhibits (continued):

(5)	Voting Trust Agreement.

Not Applicable.

(6)	Material Contracts.

Not Applicable.

(7)	Statement regarding computation of per share earnings.

Not Applicable.

(8)	Statement regarding computation of ratios.

Not Applicable.

(9)	Annual Report to Security Holders, Form 10-Q or Quarterly Report
To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President’s letter attached as Exhibit 13.

(10)	Letter regarding change in accounting principle.

Not Applicable.

(11)	Previously Unfilled Documents.

Not Applicable.

(12)	Subsidiaries of the Registrant.

	Name of Subsidiary	State in which Incorporated

	First Hartford Realty Corporation	Delaware

	Lead Tech, Inc.	Connecticut

	Parkade Center, Inc.	Texas

	Plainfield Parkade, Inc.	Connecticut

	Putnam Parkade, Inc.	Connecticut

	EH&N Construction Company	Delaware

	Dover Parkade LLC	Delaware

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(12)	Subsidiaries of the Registrant (continued).

	DE 150 Corp	Delaware

	Brewery Parkade, Inc.	Rhode Island

	Cranston Parkade, LLC	Rhode Island

	Tri-City Plaza, Inc.	New Jersey

	Bangor Parkade, Inc.	Maine

	1150 Union Street Corp.	Massachusetts

	CP Associates, LLC	Rhode Island

	Trolley Barn Associates, LLC	Rhode Island

	Main Street NA Parkade, LLC	Connecticut

	Connolly & Partners, LLC	Massachusetts

	Cranston/BVT Associates Limited Partnership	Rhode Island

	FHRC Management Corp.	Delaware

	The Shoppes at Rio Grande Valley, LP	Texas

	First Hartford Rio Grande Valley, LP	Texas

	Triangle Center, Inc.	Maine

	Rockland Place Apartments, LLC	Massachusetts

	Rockland Place Developers, LLC	Massachusetts

	Rockland Place Apartments, LP	Massachusetts

(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

(14)	Power of Attorney.

Not Applicable.

(15)	Additional Exhibits.

(16)	Not Applicable

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

	(17)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

	(18)	Exhibit 31.1

	(19)	Exhibit 31.2

	(20)	Exhibit 32.1

	(21)	Exhibit 32.2

(c)		Other Financial Statements-Non-consolidated subsidiaries

Cranston/BVT Associates Limited Partnership
Dover Parkade LLC

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned,

Thereunto Duly Authorized.

Dated: August 28, 2008

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis

      Neil H. Ellis

                                                                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 28, 2008	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

August 28, 2008	/s/ Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the consolidated financial statements of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and for the years then ended, and have issued our report thereon dated August 26, 2008; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and subsidiaries, listed in item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut

August 26, 2008

First Hartford Corporation and Subsidiaries

Schedule II

Valuation And Qualifying Accounts

For The Years Ended April 30, 2008 and 2007

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts – describe		Deductions Describe	Balance at end of year

Year ended April 30, 2008:

Allowance for doubtful accounts receivable	$14,000	$65,845	$- 0 -	(a)	$9,845	$70,000

Allowance for deferred tax assets	$773,000	$261,000	$- 0 -		$- 0 -	$1,034,000

Year ended April 30, 2007:

Allowance for doubtful accounts receivable	$30,000	$14,000	$- 0 -	(a)	$30,000	$14,000

Allowance for deferred tax assets	$464,000	$309,000	$- 0 -		$- 0 -	$773,000

(a)        Write off of specific accounts receivable and reimbursements receivable.

First Hartford Corporation and Subsidiaries

Schedule III

Real Estate and Accumulated Depreciation

April 30, 2008

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period
Description	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. in Latest Income Statement is Computed
Property Under Construction

Apartment Bldgs.- MA	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$401,577	$401,577	$- 0 -
Shopping Center, MA	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	2,127,613	2,127,613	- 0 -
Shopping Center, ME	1,979,824	- 0 -	- 0 -	- 0 -	- 0 -	2,550,990	2,550,990	- 0 -
Shopping Center, TX	26,394,210	- 0 -	17,055,820	- 0 -	17,055,820	14,551,727	31,607,547	- 0 -

Developed Properties

Shopping Centers: Connecticut	- 0 -	10,313,391	582,000	7,288,582	582,000	7,288,582	7,870,582	2,462,142	1990-1998	40 Years
Massachusetts	- 0 -	21,397,148	2,894,200	10,903,437	2,894,200	16,073,701	18,967,901	1,366,545	1981-2006	40 Years

Apartments - MA	- 0 -	14,844,302	2,695,896	7,795,505	2,695,896	18,779,906	21,475,802	535,982	1973	40 Years

Police Station, RI	- 0 -	9,880,013	- 0 -	10,132,902	- 0 -	10,132,902	10,132,902	371,542	2005-2007	25 Years
College & Restaurant, RI	- 0 -	11,173,386	- 0 -	10,371,640	- 0 -	10,363,677	10,363,677	1,121,236	2004	40 Years

	$28,374,034	$67,608,245 (1)	$23,227,916	$46,492,066	$23,227,916	$82,270,675(2)	$105,498,591	$5,857,447

(1)                 Does not include the mortgage on the building the Company’s main office is in.

(2)                 Includes approximately $1,152,000 of tenant improvements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2008

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Putnam Parkade, CT	5.52%	2014	$31,867 Principal & Interest Monthly	None	$5,600,000	$5,340,730	-
North Adams North Adams, MA	Pre-conversion rate 100% net cash flow, post conversion 5.50%	2030	100 % of net cash flow as defined during pre-conversion period	None	12,575,424	12,575,424	-
Plainfield Parkade, CT	5.875%	2030	$ 33,177 Principal & Interest Monthly	None	5,300,000	4,972,661	-
Union Street West Springfield, MA	5.52%	2014	$52,637 Principal & Interest Monthly	None	9,250,000	8,821,725	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	284,935	-
Gibbs College	6.11%	2015	25 Year Amortization Starting 06/01/07	None	11,700,000	11,173,387	-
Police Station Cranston, RI	6.41%	2031	24 ½ year self liquidating	None	10,100,000	9,880,013	-
Rockland Place, Rockland, MA	7.937%	2018	$27,512 Principal & interest paid monthly	None	2,409,018	2,209,682	-
Rockland Place, Rockland, MA	11.00%	2017	$2,321 Principal & interest paid monthly	None	178,677	166,166	-
Rockland Place, Rockland, MA	5.36%	2024	Principal & all accrued interest due 01/01/24	None	18,315,482	1,828,910	-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2008

(continued)

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Rockland Place Rockland, MA	7.250%		Principal & Interest paid monthly		$5,700,000	$5,691,009
Rockland Place, Rockland, MA	0.00%	2056	Non-interest bearing	None	500,000	450,000	-
Rockland Place, Rockland, MA	0.00%		Flexible subsidy capital improvement loan	None	4,268,539	4,268,539	-
						$67,663,181

Balance at April 30, 2006	$40,102,741

New Mortgage Loans	29,754,091
Principal Payments	(426,448)
Principal Reductions	- 0 -

Balance at April 30, 2007	69,430,384

New Mortgage Loans	6,147,820
Principal Payments	(815,023)
Principal Reductions – Debt Refinanced with Construction Loan	(7,100,000)

Balance at April 30, 2008	$67,663,181

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Cranston/BVT Associates Limited Partnership

We have audited the accompanying balance sheets of Cranston/BVT Associates Limited Partnership (the "Partnership") as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
August 7, 2008

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building	16,774,205	16,774,205
Tenant improvements	387,445	280,945
	27,496,475	27,389,975
Less: accumulated depreciation and amortization	3,955,017	3,321,628
	23,541,458	24,068,347

Cash and cash equivalents	849,233	312,336
Tenant accounts receivable, less allowance for doubtful
accounts of $20,000 for 2007 and 2006	53,032	203,191
Rent receivable	761,927	755,133
Prepaid expenses	52,628	53,720
Mortgage escrows	254,405	225,856
Mortgage origination fees, net	172,513	196,037
Leasing commissions, net	205,405	238,508
	2,349,143	1,984,781

Total Assets	$25,890,601	$26,053,128

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage note payable	$34,797,383	$35,286,352
Accounts payable	17,615	13,804
Accrued liabilities	227,626	307,614
Prepaid rents	439,056	238,153
Tenant security deposits	50,964	50,964
	35,532,644	35,896,887

Partners' deficit	(9,642,043)	(9,843,759)

Total Liabilities and Partners' Deficit	$25,890,601	$26,053,128

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues:
Rental income	$4,622,072	$4,844,013

Operating expenses:
Rental expense	1,152,766	1,139,571
Depreciation and amortization	690,014	681,360
Selling, general and administrative	158,481	95,213
Management fees - related party	192,351	204,869
	2,193,612	2,121,013

Income from operations	2,428,460	2,723,000

Non-operating income (expense)
Interest and other income	16,343	28,959
Interest expense	(1,989,510)	(2,016,581)
	(1,973,167)	(1,987,622)

Net income	$455,293	$735,378

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Cranston
	Parkade, LLC	CP/BVT, Inc.	Total
	(98% Owner)	(2% Owner)	Capital (Deficit)

Balance, January 1, 2006	$(9,780,376)	$82,094	$(9,698,282)

Net income	720,670	14,708	735,378

Distributions	(875,000)	(5,855)	(880,855)

Balance, December 31, 2006	(9,934,706)	90,947	(9,843,759)

Net income	446,187	9,106	455,293

Distributions	(252,500)	(1,077)	(253,577)

Balance, December 31, 2007	$(9,741,019)	$98,976	$(9,642,043)

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income	$455,293	$735,378
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	690,016	681,360
Bad debt expense	68,453	-
(Increase) decrease in:
Tenant accounts receivable	150,159	371,166
Rent receivable	(75,247)	(151,188)
Prepaid expenses	1,092	7,144
Mortgage escrows	(28,549)	(12,453)
Increase (decrease) in:
Accounts payable	3,811	(30,314)
Accrued liabilities	(79,988)	(175,144)
Prepaid rents	200,903	19,313
Tenant security deposits	-	6,400

Net cash provided by operating activities	1,385,943	1,451,662

Cash flows from financing activities:
Purchases of real estate and improvements	(106,500)	-
Repayments of mortgage note payable	(488,969)	(462,029)
Partner distributions	(253,577)	(880,855)

Net cash (used in) financing activities	(849,046)	(1,342,884)

Net increase in cash and cash equivalents	536,897	108,778

Cash and cash equivalents, beginning of year	312,336	203,558

Cash and cash equivalents, end of year	$849,233	$312,336

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,991,869	$2,018,810

The accompanying notes are an integral part of these financial statements

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2007 and 2006

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent, and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided for in the lease agreements.  There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Partnership's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings are depreciated using the straight line method over an estimated useful life of forty years.  Tenant improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between five and fifteen years. Depreciation and amortization expense on real estate and improvements for the years ended December 31, 2007 and 2006 was $633,389 and $628,719, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Partnership maintains cash and restricted cash (escrow) accounts with various financial institutions, the balance of which may periodically exceed federal depository insurance limits.  Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum.  At December 31, 2007, cash equivalents totaled $370,309 and consisted of certificates of deposit.  At December 31, 2006, the Partnership did not hold any cash equivalents.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (Continued)

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

Amortization expense was $23,524 for each of the years ended December 31, 2007 and 2006. Amortization expense for the next five years is expected to be $23,524 per year.

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases.

Amortization expense for the years ended December 31, 2007 and 2006 was $33,103 and $29,117, respectively.  Amortization expense for the next five years is expected to be as follows:

Year ending December 31,
2008	$23,121
2009	22,602
2010	22,602
2011	20,298
2012	12,869

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

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2007 and 2006

Note 2 – Financial Instruments

Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. Tenant accounts receivable represent unpaid base rent and reimbursements of certain costs such as real estate taxes, utilities, insurance and other common area costs. The Partnership establishes an allowance for doubtful tenant accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  As of December 31, 2007 and 2006, approximately 70% and 76%, respectively, of the tenant accounts receivable balance was due from two tenants. Rent receivable represents the excess of amounts recorded as revenue on a straight line basis on leases over amounts received to date and management does not believe an allowance is considered necessary. Approximately 62% and 63% of the Partnership's rental income is from two tenants, collectively, in 2007 and 2006, respectively.

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

The carrying amount of the Partnership's financial instruments approximates their fair value as outlined below:

Cash, tenant accounts receivable, rent receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgage note payable: The carrying amount approximates fair value as the interest rate on the debt approximates the Partnership's current incremental borrowing rate.

Note 3 – Mortgage Note Payable

The Partnership holds a mortgage note payable to a bank in the outstanding principal amount of $34,797,383 and $35,286,352 as of December 31, 2007 and 2006, respectively.  The mortgage note payable requires monthly payments of principal and interest totaling $206,737, carries interest at 5.603% and is secured by the real estate of the Partnership.  Any principal and accrued interest outstanding at May 2015 is due and payable at that time.

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending December 31,
2008	$511,842
2009	547,328
2010	579,243
2011	613,019
2012	643,494
2013 and thereafter	31,902,457
$34,797,383

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2007 and 2006

Note 4 - Related Party Transaction

The Partnership is party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 - Leases

The Partnership is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Partnership in monthly installments and the payments escalate by varying amounts annually. The Partnership records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $75,247 and $151,188 for the years ended December 31, 2007 and 2006, respectively.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2007, for each of the next five years are as follows:

Year ending December 31,
2007	$3,503,886
2008	3,500,739
2009	3,521,813
2010	3,521,959
2011	2,863,264

Note 6 – Contingencies

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
APRIL 30,  AND 2007

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DOVER PARKADE LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Dover Parkade, LLC

We have audited the accompanying balance sheets of Dover Parkade LLC (the "Company") as of April 30, 2008 and 2007, and the related statements of operations, changes in members' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company has restated certain of its 2007 financial statements.

Glastonbury, Connecticut
August 7, 2008

DOVER PARKADE LLC
BALANCE SHEETS
APRIL 30, 2008 AND 2007 (Restated)

ASSETS

		2007
	2008	(Restated)
Real estate and improvements:
Land	$3,154,000	$3,154,000
Building	10,994,066	10,994,066
Tenant improvements	174,340	174,340
	14,322,406	14,322,406
Less: accumulated depreciation and amortization	2,162,329	1,855,561
	12,160,077	12,466,845

Cash and cash equivalents	112,463	340,921
Tenant accounts receivable	-	36,109
Rent receivables	988,485	866,039
Prepaid expenses	63,976	49,145
Escrows	270,249	205,716
Mortgage origination fees, net	167,728	191,132
Leasing commissions, net	130,028	152,067
	1,732,929	1,841,129

Total Assets	$13,893,006	$14,307,974

LIABILITIES AND MEMBERS' DEFICIT

Liabilities:
Mortgage note payable	$19,731,067	$20,022,495
Accounts payable and accrued liabilities	113,304	115,104
Accrued distribution	-	92,774
Prepaid rents	16,570	132,980
Tenant security deposits	81,779	81,779
	19,942,720	20,445,132

Members' deficit	(6,049,714)	(6,137,158)

Total Liabilities and Members' Deficit	$13,893,006	$14,307,974

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Revenues:
Rental income	$2,568,662	$2,560,078

Operating expenses:
Rental expenses	461,470	431,809
Depreciation and amortization	360,922	363,065
Selling, general and administrative	131,494	37,074
Management fees - related party	77,028	98,507
	1,030,914	930,455

Income from operations	1,537,748	1,629,623

Non-operating income (expense)
Other income	12,383	-
Interest expense	(1,082,195)	(1,094,824)
	(1,069,812)	(1,094,824)

Net income	$467,936	$534,799

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC
STATEMENTS OF CHANGES IN MEMBERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007 (Restated)

	Sixth		Total
	Venture	Tri-City Plaza, Inc.	Equity

Balance, May 1, 2006, as previously reported	$ (3,152,085)	$ (3,152,086)	$ (6,304,171)

Prior-period adjustment - Error in calculation
of straight-line rent	93,555	93,555	187,110

Balance, May 1, 2006, as adjusted	(3,058,530)	(3,058,531)	(6,117,061)

Net income	267,399	267,400	534,799

Distributions	(277,448)	(277,448)	(554,896)

Balance, April 30, 2007 (Restated)	(3,068,579)	(3,068,579)	(6,137,158)

Net income	233,968	233,968	467,936

Distributions	(190,246)	(190,246)	(380,492)

Balance, April 30, 2008	$ (3,024,857)	$ (3,024,857)	$ (6,049,714)

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$467,936	$534,799
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	360,922	363,065
(Increase) decrease in:
Tenant accounts receivable	36,109	21,155
Rent receivables	(122,446)	(73,897)
Prepaid expenses	(14,831)	18,722
Escrows	(64,533)	(109,465)
Leasing commissions	(8,711)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,800)	11,680
Prepaid rents	(116,410)	95,370
Tenant security deposits	-	45,516

Net cash provided by operating activities	536,236	906,945

Cash flows from financing activities:
Repayments of mortgage note payable	(291,428)	(278,853)
Partner distributions	(473,266)	(462,122)

Net cash used in financing activities	(764,694)	(740,975)

Net (decrease) increase in cash and cash equivalents	(228,458)	165,970

Cash and cash equivalents, beginning of year	340,921	174,945

Cash and cash equivalents, end of year	$112,463	$340,921

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,083,496	$1,096,070

The accompanying notes are an integral part of these financial statements

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2008 and 2007

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided for in the lease agreements.  There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Company's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings are depreciated using the straight line method over an estimated useful life of forty years. Tenant improvements, consisting of general land and building improvements, are depreciated using the straight line method over their estimated service lives, as determined by management, which is generally between five and fifteen years. Depreciation and amortization expense on real estate and improvements for the years ended April 30, 2008 and 2007 was $306,768 and $307,502, respectively.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2008 and 2007

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

Amortization expense for the years ended April 30, 2008 and 2007 was $30,750 and $32,159, respectively.  Amortization expense for the next five years is as follows:

Year ending April 30:
2009	$31,362
2010	$31,362
2011	$22,160
2012	$9,139
2013	$3,684

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

Amortization expense for each of the years ended April 30, 2008 and 2007 was $23,404.  Amortization expense for the next five years is $23,404 per year.

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

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2008 and 2007

Note 2 – Financial Instruments

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivables.  The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Management believes that tenant accounts receivable and rent receivables are fully collectible at April 30, 2008 and 2007, and therefore has not recorded an allowance for doubtful accounts.  As of April 30, 2007, 100% of tenant accounts receivable is due from two tenants.  Approximately 53% and 52% of the Company's rental income is from one tenant in 2008 and 2007, respectively.

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

Cash, tenant accounts receivable, rent receivables and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Mortgage note payable: The carrying amount approximates fair value as the interest rate on the debt approximates the Company's current incremental borrowing rate.

Note 3 – Mortgage Note Payable

The Company holds a mortgage note payable to a bank in the outstanding principal amount of $19,731,067 and $20,022,495 as of April 30, 2008 and 2007, respectively.  The mortgage note requires monthly payments of principal and interest totaling $114,577, carries interest at 5.358%, and is secured by the real estate of the Company.  Any principal and accrued interest outstanding at August 2015 is due and payable at that time.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2008 and 2007

Note 3 – Mortgage Note Payable (Continued)

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending April 30:
2009	$310,617
2010	327,917
2011	346,182
2012	362,705
2013	385,665
Thereafter	17,997,981
$19,731,067

Note 4 – Related Party Transaction

The Company is party to a property management agreement with Paramount Realty, which is related to a member of the Company. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 – Leases

The Company is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Company in monthly installments and the payments escalate by varying amounts annually. The Company records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $122,446 and $73,897 for the years ended April 30, 2008 and 2007, respectively.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2008, for each of the next five years are as follows:

Year ending April 30:
2009	$1,970,207
2010	1,980,688
2011	1,714,640
2012	1,514,850
2013	1,441,001

Note 6 – Adjustment/Restatement

Members’ deficit has been reduced by $187,110 and rent receivables has been increased by the same amount as of May 1, 2006 to correct the cumulative effect of an error in the calculation of straight-line rent in preceding years.  The effect of the error results in a restatement of the balance sheet and statement of changes in members’ deficit as of April 30, 2007, however, the effect on net income for the year ended April 30, 2007 was insignificant.