Form 10-Q
period 2008-07-31
FIRST HARTFORD CORP
filed 2008-10-06
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to ___________________________________

Commission File Number: _______________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes   ⁪ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁪                                                             Accelerated filer ⁪

Non-accelerated filer ⁪   (Do not check if a smaller reporting company)      Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                ⁪ Yes   X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,039,967 as of September 24, 2008

FIRST HARTFORD CORPORATION AND SUBSIDARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2008	April 30, 2008
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$68,810,864	$68,810,864
Equipment and leasehold improvements	536,354	515,182
	69,347,218	69,326,046

Less: accumulated depreciation and amortization	6,644,591	6,208,228
	62,702,627	63,117,818

Property under construction	43,150,372	36,687,727
	105,852,999	99,805,545

Cash and cash equivalents	4,657,166	3,670,538

Marketable securities - available for sale	1,198,367	1,366,240

Accounts and reimbursements receivable, less allowance for doubtful accounts
of $29,000 and $70,000 as of July 31, 2008 and April 30, 2008, respectively.	4,033,603	3,764,048

Deposits, escrows, prepaid and deferred expenses, net	5,120,039	4,006,189

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	415,794	408,340

Deferred tax assets, net of valuation allowance of $1,329,000 and $1,034,000
as of July 31, 2008 and April 30, 2008, respectively.	1,638,000	1,638,000

	$122,925,633	$114,668,565

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS DEFICIENCY

	July 31, 2008	April 30, 2008
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$36,351,817	$28,374,034
Mortgages payable	67,433,923	67,663,181
Notes payable	246,234	247,736
	104,031,974	96,284,951

Accounts payable	6,239,432	4,558,746
Accrued liabilities	995,407	2,410,050
Deferred income	264,959	283,649
Accrued cost of derivatives	991,676	1,405,001
Other liabilities	5,439,771	5,590,191
Due to related parties and affiliates	72,000	71,853
	118,035,219	110,604,441

Minority interest	8,218,941	6,736,060

Shareholder's Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding - None.	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(9,309,391)	(8,853,895)
Accumulated other comprehensive loss	(345,780)	(152,110)
	(1,300,451)	(651,285)

Less: Treasury stock, at cost, 258,642 and 255,842 shares as of July 31, 2008 and
April 30, 2008, respectively	2,028,076	2,020,651

	(3,328,527)	(2,671,936)

	$122,925,633	$114,668,565

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	July 31, 2008	July 31, 2007

Revenues:
Rental income	$2,395,443	$2,156,598
Service income	366,207	426,756
Other	61,137	166,563
	2,822,787	2,749,917

Operating costs and expenses:
Rental expenses	1,267,650	1,139,071
Service	405,252	281,065
Selling, general and administrative	1,280,586	1,149,074
	2,953,488	2,569,210

(Loss) income from operations	(130,701)	180,707

Non-operating income (expense)
Interest expense	(915,538)	(647,176)
Gain on derivatives	413,325	494,638
Other income	-0-	69,852
	(502,213)	(82,686)

(Loss) income before income taxes	(632,914)	98,021

Provision for income taxes	15,576	13,183

(Loss) income before minority interest and equity in earnings of
unconsolidated subsidiaries	(648,490)	84,838

Minority interest in income of consolidated joint ventures	(2,420)	(285,529)
Equity in earnings of unconsolidated subsidiaries	195,414	218,057

Net (loss) income before other comprehensive loss	(455,496)	17,366

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS (continued)

(Unaudited)

	Three Months Ended
	July 31, 2008	July 31, 2008

Other comprehensive loss, net of taxes:
Unrealized holding losses on securities during the period	(193,670)	-0-

Comprehensive (loss) income	$(649,166)	$17,366

Net (loss) income per share - basic	(0.15)	.01
Net (loss) income per share – diluted	(0.15)	.01

Shares used in basic per share computation - basic	3,041,234	3,046,279
Shares used in basic per share computation - diluted	3,041,234	3,181,690

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended

	July 31, 2008	July 31, 2007

Cash flows from operating activities:
Net (loss) income	$(455,496)	$17,366
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(195,414)	(218,057)
Minority interest in income of consolidated joint ventures	2,420	285,529
Depreciation	436,363	344,023
Amortization	57,921	52,792
Deferred income taxes	-0-	(42,000)
Gain on derivatives	(413,325)	(494,638)

(Increase) decrease in:
Accounts and reimbursements receivable, net	(269,555)	(1,899,215)
Deposits, escrows, prepaid and deferred expenses	(1,171,771)	354,281

Increase (decrease) in:
Accrued liabilities	(1,414,643)	(268,946)
Deferred income	(18,690)	(8,518)
Accounts payable	1,680,686	(336,142)

Net cash used in operating activities	(1,761,504)	(2,213,525)

Cash flows from investing activities:
Distributions from affiliates, net	44,994	134,629
Investment in marketable securities	(25,797)	(437,173)
Purchase of equipment and leasehold improvements	(21,172)	(31,161)
Additions to developed properties and properties under construction construction	(6,462,645)	(660,217)

Net cash used in investing activities	(6,464,620)	(993,922)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended
	July 31, 2008	July 31, 2007

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(17,677)	-0-
Limited partners investment in consolidated joint ventures	1,498,138	-0-
Purchase of treasury stock	(7,425)	-0-

Proceeds from:
Construction loan payable	7,977,783	1,160,765
Mortgages payable	-0-	447,820
Notes payable	-0-	500,000
Advances from related parties and affiliated partnerships, net	-0-	24,109
Principal payments on:
Mortgages payable	(229,258)	(164,086)
Notes payable	(1,502)	(1,489)
Advances to related parties and affiliates partnerships, net	(7,307)	-0-

Net cash provided by financing activities	9,212,752	1,967,119

Net increase (decrease) in cash and cash equivalents	986,628	(1,240,328)

Cash and cash equivalents, beginning of period	3,670,538	2,585,076

Cash and cash equivalents, end of period	$4,657,166	$1,344,748

Cash paid during the period for interest	$1,068,615	$745,503
Cash paid during the period for income taxes	$10,576	$55,184

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Hartford Corporation, its wholly owned subsidiaries and other controlled subsidiaries (collectively referred to as the "Company".  The Company records minority interest for the non-owned portions of consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale).

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2008.

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

Significant Accounting Policies

There has been no change in the Company's significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended April 30, 2008, except as discussed in Note 5.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Income (loss) Per Common Share

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

The Company recognized a gain of $413,325 on derivatives in the current quarter. The aggregate fair value of the Company's swap contracts were in an unfavorable position of $(991,676) as of July 31, 2008 and are recorded  as a liability in the accompanying condensed consolidated balance sheet.

3.         Investment In Affiliated Partnerships

Investments in entities in which the Company is not the general partner and has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investments.  Investments in entities in which the Company has a 20-50% interest but does not control are carried at cost and are subsequently adjusted for the Company's proportionate share of their undistributed earnings or losses, and any distributions (Equity Method).

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended July 31
	2008	2007
Cranston Parkade, LLC
Revenues	$ 1,312,327	$1,220,175
Expenses	1,064,070	993,901
Net Profit	$ 248,257	$ 226,274
Dover Parkade, LLC
Revenues	$ 652,367	$ 650,464
Expenses	507,186	475,542
Net Profit	$ 145,181	$ 174,922

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of July 31, 2008 and April 30, 2008, $5,364,935 and $5,515,353, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

4.         Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before May 1, 2005. State jurisdictions could remain subject to examination for longer periods.

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

As of July 31, 2008, the Company has concluded that it is more likely than not that the Company will realize $1,638,000 in deferred tax assets.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on May 1, 2008 for its financial assets and liabilities which are measured at fair value on a recurring basis. As it relates to non-recurring fair value measurements of nonfinancial assets and liabilities SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company has determined the financial assets and liabilities subject to SFAS No. 157 are marketable securities and interest rate swap agreements (derivatives).

            Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs).  In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:

•     Level 1 -  Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•     Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•     Level 3 - Prices or valuations that require inputs that are unobservable.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Items Measured at Far Value on a Recurring Basis

Marketable securities are marked to market based upon the last sale of the period obtained from recognized stock exchanges.  Interest rate swaps (derivatives) are valued by an estimate of the net present value of the expected cash flows from each transaction between the Company and Counterparty using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidation.

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,198,367	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(991,676)	-0-
Total	$1,198,367	$(991,676)	$ -0-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s fiscal years beginning May 1, 2008. The adoption of SFAS No. 159 in fiscal 2009 did not have an impact on the Company’s condensed consolidated results of operations or financial position, as the Company has not elected the fair value option for any of its eligible financial assets or liabilities.

6.         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation  allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity  in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The impact to the Company of SFAS No. 160 is currently being evaluated and has not yet been determined.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008.  The impact to the Company of SFAS No. 161 is currently being evaluated and has not yet been determined.

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

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2008 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

Rental income increased approximately $239,000 during the three months ended July 31, 2008. Of that amount approximately $118,000 was from increased occupancy and rents generated from Rockland Place Apartments, LLC and approximately $88,000 from the Cranston Police Department lease which commenced on June 1, 2007.  Service income decreased approximately $61,000 which relates to timing of deal closings with CVS.

Other income decreased $107,000 during the three months ended July 31, 2008.  In the 2007 period, a $117,000 fee was paid to the Company by Hartford Lubbock LP (98% owned by a Company which is 100% owned by the President of the Company and his wife).  This fee was for the Company's assistance in refinancing a mortgage.

Operating costs increased approximately $384,000 for the current period.  Approximately $230,000 of which was a result of professional fees incurred in connection with the Kaplan lawsuit.  The balance was a result of increases in depreciation (mainly Rockland) and additional CVS expenses.

Interest expense increased $268,000 in the current period due to increased borrowings on Rockland, Police Station has three months of interest versus two for the prior period and additional payments of interest were accrued for the North Adams Shopping Center.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity:

Despite the current tightening of credit by financial institutions, the Company has adequate cash and borrowing arrangements to meet our current obligations.  However, banks may not be funding construction or mortgage loans for some time.  At this time, we cannot even estimate when that will change.

At this point in time we are not in need of any new financing.  The potential purchase of the shares of a dissident shareholder, as discussed in Part II, Item 1 of this document is unknown as to the quantity or price.  We are well aware that a purchase in excess of the value of the shares negatively impacts the remaining shareholders and will deplete our cash position.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$101,390,465	$1,057,553	$29,451,180	$3,041,584	$67,840,148

Short-Term Debt	2,641,509	2,641,509

Purchase Obligations	2,213,000	2,213,000

Tenant Allowance	3,695,000	3,695,000

Total	$109,939,974	$9,607,062	$29,451,180	$3,041,584	$67,840,148

Although we are wary of the possibilities of rising interest rates, problems with major tenants, and major construction cost overruns, we feel our liquidity and capital resources are presently adequate to meet our needs.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 4.             CONTROLS AND PROCEDURES (continued):

weaknesses in our control environment, as of July 31, 2008, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2008.

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

Item 3.             DEFAULTS UPON SENIOR SECURITIES

(a)                Not Applicable.

(b)                Not Applicable.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                Not Applicable.

(b)                Not Applicable.

(c)                Not Applicable

(d)                Not Applicable

Item 5.             OTHER INFORMATION

None

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II           OTHER INFORMATION (continued):

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
October 6, 2008	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
October 6, 2008	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer