Form 10-Q
period 2008-10-31
FIRST HARTFORD CORP
filed 2008-12-19
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to ________________________________

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

3,039,967 as of December 15, 2008

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2008	April 30, 2008
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$87,805,227	$68,810,864
Equipment and leasehold improvements	584,638	515,182
	88,389,865	69,326,046

Less: accumulated depreciation and amortization	7,141,186	6,208,228
	81,248,679	63,117,818

Property under construction	31,720,494	36,687,727
	112,969,173	99,805,545

Cash and cash equivalents	3,694,113	3,670,538

Marketable securities - available for sale	1,052,313	1,366,240

Accounts and reimbursements receivable, less allowance for doubtful accounts
of $35,000 and $70,000 as of October 31, 2008 and April 30, 2008, respectively	5,350,049	3,764,048

Deposits, escrows, prepaid and deferred expenses, net	4,961,897	4,006,189

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	425,802	408,340

Deferred tax assets, net of valuation allowance of $1,229,000 and $1,034,000
as of October 31, 2008 and April 30, 2008, respectively	1,638,000	1,638,000

	$130,101,012	$114,668,565

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	October 31, 2008	April 30, 2008
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$40,981,603	$28,374,034
Mortgages payable	67,236,702	67,663,181
Notes payable	244,729	247,736
	108,463,034	96,284,951

Accounts payable	9,099,148	4,558,746
Accrued liabilities	980,001	2,410,050
Deferred income	432,811	283,649
Accrued cost of derivatives	1,464,326	1,405,001
Other liabilities	5,336,702	5,590,191
Due to related parties and affiliates	72,000	71,853
	125,848,022	110,604,441

Minority interest	7,986,854	6,736,060

Shareholders' Deficiency:

Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; issued and outstanding - None.	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	5,056,111
Deficit	(9,536,390)	(8,853,895)
Accumulated other comprehensive loss	(524,118)	(152,110)
	(1,705,788)	(651,285)

Less: Treasury stock, at cost, 258,642 and 255,842 shares as of October 31, 2008
and April 30, 2008, respectively	2,028,076	2,020,651

	(3,733,864)	(2,671,936)

	$130,101,012	$114,668,565

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2008	Oct. 31, 2007	Oct. 31, 2008	Oct. 31, 2007
Revenues:
Sales of real estate	$1,029,776	$-0-	$1,029,776	$-0-
Rental income	2,639,716	2,273,880	5,035,159	4,430,478
Service income	589,860	121,494	956,067	548,250
Other	58,470	112,485	119,607	279,048
	4,317,822	2,507,859	7,140,609	5,257,776

Operating costs and expenses:
Rental expenses	1,657,065	1,242,112	2,924,715	2,381,183
Service expenses	269,619	29,512	674,871	310,577
Cost of sales, real estate	726,776	-0-	726,776	-0-
Selling, general and administrative	1,074,502	1,592,472	2,355,088	2,741,546
	3,727,962	2,864,096	6,681,450	5,433,306

Income (loss) from operations	589,860	(356,237)	459,159	(175,530)

Non-operating income (expense)
Interest expense	(1,018,963)	(922,508)	(1,934,501)	(1,569,684)
Investment income	285,880	-0-	285,880	-0-
Other income	-0-	-0-	-0-	69,852
Loss on derivatives	(472,650)	(640,349)	(59,325)	(145,711)
	(1,205,733)	(1,562,857)	(1,707,946)	(1,645,543)

Loss before income taxes	(615,873)	(1,919,094)	(1,248,787)	(1,821,073)

Provision for income taxes	-0-	56,962	15,576	70,145

Loss before minority interest and equity in
unconsolidated subsidiaries	(615,873)	(1,976,056)	(1,264,363)	(1,891,218)

Minority interest in (income) losses of consolidated
joint ventures	232,087	266,048	229,667	(19,481)
Equity in earnings of unconsolidated subsidiaries	156,787	134,809	352,201	352,866

Net loss before other comprehensive loss	(226,999)	(1,575,199)	(682,495)	(1,557,833)

Other comprehensive loss, net of tax:
Unrealized holding losses on securities during the period	(178,338)	(76,800)	(372,008)	(76,800)

Comprehensive loss	$(405,337)	$(1,651,999)	$(1,054,503)	$(1,634,633)

Net loss per share - basic	$(0.07)	$(0.52)	$(0.22)	$(0.51)

Net loss per share - diluted	$(0.07)	$(0.52)	$(0.22)	$(0.51)

Shares used in basic per share computation	3,039,967	3,046,159	3,040,600	3,046,219

Shares used in diluted per share computation	3,039,967	3,046,159	3,040,600	3,046,219

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2008	October 31, 2007

Cash flows from operating activities:
Net loss	$(682,495)	$(1,557,833)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(352,201)	(352,866)
Minority interest in (losses) income of consolidated joint ventures	(229,667)	19,481
Gain on sale of property	(303,000)	-0-
Gain on sale of securities	(285,880)	-0-
Depreciation	932,958	777,173
Amortization	113,664	108,851
Loss on derivatives	59,325	145,711

(Increase) decrease in:
Accounts and reimbursements receivable, net	(1,586,001)	(1,640,532)
Deposits, escrows, prepaid and deferred expenses	(1,069,372)	(1,288,788)

Increase (decrease) in:
Accrued liabilities	(1,430,049)	49,388
Deferred income	149,162	(113,703)
Accounts payable	4,540,402	178,822

Net cash used in operating activities	(143,154)	(3,674,296)

Cash flows from investing activities:
Distributions from affiliates, net	98,711	155,133
Investment in marketable securities	227,799	(453,670)
Purchase of equipment and leasehold improvements	(69,456)	(41,511)
Proceeds from sale of real estate	972,444	-0-
Additions to developed properties and properties under construction	(14,696,574)	(14,359,574)
Net cash used in investing activities	(13,467,076)	(14,699,622)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended
	October 31, 2008	October 31, 2007

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(17,677)	-0-
Limited partners investment in consolidated joint ventures	1,498,138	1,872,803
Purchase of treasury stock	(7,425)	(1,175)

Proceeds from:
Construction loan payable	13,463,356	22,736,142
Mortgages payable	50,000	447,820
Notes payable	-0-	500,000
Principal payments on:
Construction loan payable	(855,787)	-0-
Mortgages payable	(476,478)	(7,474,488)
Notes payable	(3,007)	(502,981)
Advances to related parties and affiliates partnerships, net	(17,315)	(5,145)

Net cash provided by financing activities	13,633,805	17,572,976

Net increase (decrease) in cash and cash equivalents	23,575	(800,942)

Cash and cash equivalents, beginning of period	3,670,538	2,585,076

Cash and cash equivalents, end of period	$3,694,113	$1,784,134

Cash paid during the period for interest	$1,544,371	$1,577,943
Cash paid during the period for income taxes	$10,576	$70,255

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2008.

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

The Company recognized a loss of $472,650 and $59,325 during the three and six months ended October 31, 2008, respectively. The aggregate fair value of the Company's swap contracts were in an unfavorable position of $(1,464,326) as of October 31, 2008 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended October 31		Six Months Ended October 31
	2008	2007	2008	2007
Cranston Parkade, LLC
Revenues	$1,173,747	$1,210,909	$2,486,074	$2,431,084
Expenses	1,014,943	1,032,109	2,079,013	2,026,010
Net Profit	$ 158,804	$ 178,800	$ 407,061	$ 405,074
Dover Parkade, LLC
Revenues	$ 657,690	$627,957	$1,310,057	$1,278,421
Expenses	508,957	502,406	1,016,143	977,948
Net Profit	$ 148,733	$125,551	$ 293,914	$ 300,473

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of October 31, 2008 and April 30, 2008, $5,261,865 and $5,515,353, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

As of October 31, 2008, the Company has concluded that it is more likely than not that the Company will realize $1,638,000 in deferred tax assets.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on May 1, 2008 for its financial assets and liabilities which are measured at fair value on a recurring basis. Non-recurring fair value measurements of nonfinancial assets and liabilities, is effective for fiscal years beginning after November 15, 2008. The Company has determined the financial assets and liabilities subject to SFAS No. 157 are marketable securities and interest rate swap agreements (derivatives).

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

Items Measured at Fair Value on a Recurring Basis

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

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,052,313	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(1,464,326)	-0-
Total	$1,052,313	$(1,464,326)	$ -0-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company’s fiscal years beginning May 1, 2008. The adoption of SFAS No. 159 in fiscal 2009 did not have an impact on the Company’s condensed consolidated results of operations or financial position, as the Company has not elected the fair value option for any of its eligible financial assets or liabilities.

6.         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying   concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141 (R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

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

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company's views about its future performance and constitutes A"orward-looking statements" under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationships with key customers may affect the Company's performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

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

Results of Operations

There was a single parcel of real estate sold during the six month period ended October 31, 2008 which consisted of an out-parcel from our shopping center in Edinburg, Texas.  The transaction closed on October 15, 2008 and consisted of a developed lot sold to a local bank.  There were no sales of real estate for the three and six month period ended October 31, 2007.

Rental income for the three and six month periods ended October 31, 2008 increased approximately $366,000 and $605,000, respectively.  Approximately $95,000 and $213,000 of the increases were derived from Rockland Apartments.  The majority of the remaining increase was due to the initial rental income (approximately $185,000) from Edinburg, Texas.  Service income increased approximately $468,000 and $408,000 for the three and six month periods ended October 31, 2008.  Fees from our CVS Pharmacy's business increased in excess of $300,000 with management fees from a new housing project (not owned at this time) making up the remaining balance.

Operating costs and expenses increased approximately $864,000 and $1,248,000 for the three and six month periods ended October 31, 2008, respectively.  The increases were primarily due to the cost of an out-parcel sold for approximately $726,000.  Increases in rental expense and service cost are in line with increases in revenues for those items.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative costs have decreased approximately $518,000 and $386,000 for the three and six months ended October 31, 2008, respectively.  This was a result of incurring in excess of $700,000 of legal costs during the three months ended October 31, 2007 in connection with the Simon Properties lawsuit.  This litigation was successfully resolved during March 2008.

Interest expense increased $96,000 and $365,000 for the three and six months ended October 31, 2008.  The increase in the current three month period was a result of interest being expensed in connection with the portion of the Edinburg shopping center placed in service in October 2008.  The balance for the six month period was due to Rockland, North Adams and the Police Station as previously explained in the Company’s July 31, 2008 10-Q filing.

Minority interest is a result of the loss from Rockland Apartments being charged to the Limited Partners (owners of a 99.99% interest).

Capital Resources and Liquidity

On November 8, 2007, the Company closed on a construction loan from Citizens Bank for up to $4,750,000 to build a shopping center in Bangor, Maine to include a ground lease for a supermarket and the construction of an 8,000 SF retail building.

We have recently been advised by the supermarket customer that they will not go forward and build the supermarket (for at least six months).  They are however, paying the rent on the ground lease.  The Company has completed the land development work but will not build the additional 8,000 SF retail building unless the supermarket is built.

Despite the current tightening of credit by financial institutions, the Company has adequate cash and borrowing arrangements to meet our current obligations.  However, banks may not be funding construction or mortgage loans for some time.  At this time, we cannot estimate when that will change.

Although we are wary of the possibilities of rising interest rates, problems with major tenants, and major construction cost overruns, we feel our liquidity and capital resources are presently adequate to meet our needs.  The potential purchase of the shares of a dissident shareholder, as discussed in Part II, Item 1 of this document is unknown as to the quantity or price.  We are well aware that a purchase in excess of the value of the shares would negatively impact the remaining shareholders and would deplete our cash position.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity (continued):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$105,821,525	$1,115,724	$34,002,337	$3,020,566	$67,682,898

Short-Term Debt	2,641,509	2,641,509

Purchase Obligations	704,000	704,000

Tenant Allowance	1,338,000	1,338,000

Total	$110,505,034	$5,799,233	$34,002,337	$3,020,566	$67,682,898

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of October 31, 2008, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 19, 2008
Date	Neil H. Ellis B President and
Chief Executive Officer

December 19, 2008	/s/ Stuart I. Greenwald
Date
Stuart I. Greenwald B Treasurer
and Chief Financial Officer