Form 10-K/A
period 2008-04-30
FIRST HARTFORD CORP
filed 2009-03-18
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

                                                                                                                                                                X Yes                       ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                X

1

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

Explanatory Note:

This Amendment of form 10K for April 30, 2008 is a correction of Rider 31.1 (Officers Certification) Item 4. It does not result in any change to the financial statements presented in form 10K for April 30, 2008.