Form 10-Q
period 2009-01-31
FIRST HARTFORD CORP
filed 2009-03-25
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009.

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

3,039,967 as of March 17, 2009

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2009	April 30, 2008
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$121,705,689	$68,810,864
Equipment and leasehold improvements	548,572	515,182
	122,254,261	69,326,046

Less: accumulated depreciation and amortization	7,772,896	6,208,228
	114,481,365	63,117,818

Property under construction	12,797	36,687,727
	114,494,162	99,805,545

Cash and cash equivalents	4,137,335	3,670,538

Marketable securities - available for sale	1,121,767	1,366,240

Accounts and reimbursements receivable, less allowance for doubtful accounts of $32,500 and $70,000 as of January 31, 2009 and April 30, 2008, respectively
	7,509,903	3,764,048

Deposits, escrows, prepaid and deferred expenses, net	4,804,176	4,006,189

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	433,844	408,340

Deferred tax assets, net of valuation allowance of $2,653,000 and $1,034,000 as of January 31, 2009 and April 30, 2008, respectively
	1,638,000	1,638,000

	$134,148,852	$114,668,565

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	January 31, 2009	April 30, 2008
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loan payable	$47,798,540	$28,374,034
Mortgages payable	67,002,453	67,663,181
Notes payable	243,220	247,736
	115,044,213	96,284,951

Accounts payable	7,664,328	4,558,746
Accrued liabilities	3,635,137	2,410,050
Deferred income	315,713	283,649
Accrued cost of derivatives	3,684,187	1,405,001
Other liabilities	5,169,338	5,590,191
Due to related parties and affiliates	72,000	71,853
	135,584,916	110,604,441

Minority interest	7,917,396	6,736,060

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; issued and outstanding - None.	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	2,156,111	5,056,111
Deficit	(12,141,486)	(8,853,895)
Accumulated other comprehensive loss	(638,618)	(152,110)
	(7,325,384)	(651,285)

Less: Treasury stock, at cost, 258,642 and 255,842 shares as of January 31, 2009 and April 30, 2008, respectively	2,028,076	2,020,651

	(9,353,460)	(2,671,936)

	$134,148,852	$114,668,565

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
Revenues:
Sales of real estate	$0	$725,848	$1,029,776	$725,848
Rental income	3,119,778	2,512,228	8,154,937	6,942,706
Service income	697,541	361,137	1,653,608	909,387
Other	36,515	45,048	156,122	324,096
	3,853,834	3,644,261	10,994,443	8,902,037

Operating costs and expenses:
Rental expenses	1,907,716	1,485,259	4,832,431	3,866,442
Service expenses	564,196	360,638	1,239,067	671,215
Cost of sales, real estate	-0-	260,557	726,776	260,557
Selling, general and administrative	1,211,692	921,518	3,566,780	2,962,064
	3,683,604	3,027,972	10,365,054	7,760,278

Income from operations	170,230	616,289	629,389	1,141,759

Non-operating income (expense)
Interest expense	(809,672)	(828,594)	(2,744,173)	(2,398,278)
Gain on litigation settlement (net of legal fees)	-0-	2,280,000	-0-	1,579,000
Investment income	-0-	-0-	285,880	-0-
Other income	-0-	393,278	-0-	463,130
Loss on derivatives	(2,219,861)	(742,513)	(2,279,186)	(888,224)
	(3,029,533)	1,102,171	(4,737,479)	(1,244,372)

Income (loss) before income taxes	(2,859,303)	1,718,460	(4,108,090)	(102,613)

Provision for income taxes	16,814	181,503	32,390	251,648

Income (loss) before minority interest and equity in earnings of
unconsolidated subsidiaries	(2,876,117)	1,536,957	(4,140,480)	(354,261)

Minority interest in (income) losses of consolidated
joint ventures	69,459	7,857	299,126	(11,624)
Equity in earnings of unconsolidated subsidiaries	201,562	184,296	553,763	537,162

Net income (loss) before other comprehensive loss	(2,605,096)	1,729,110	(3,287,591)	171,277

Other comprehensive loss, net of tax:
Unrealized holding losses on securities during the period	(114,500)	29,138	(486,508)	(47,662)

Comprehensive income (loss)	$(2,719,596)	$1,758,248	$(3,774,099)	$123,615

Net income (loss) per share - basic	$(0.86)	$0.57	$(1.08)	$0.06

Net income (loss) per share - diluted	$(0.86)	$0.55	$(1.08)	$0.05

Shares used in basic per share computation	3,039,967	3,043,507	3,040,700	3,045,400

Shares used in diluted per share computation	3,039,967	3,171,826	3,040,700	3,178,379

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended

	January 31, 2009	January 31, 2008

Cash flows from operating activities:
Net (loss) income	$(3,287,591)	$171,277
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(553,763)	(537,162)
Minority interest in (losses) income of consolidated joint ventures	(299,126)	11,624
Gain on sale of property	(303,000)	(465,291)
Gain on litigation settlement	-0-	(2,870,000)
Gain on sale of securities	(285,880)	-0-
Depreciation	1,564,668	1,310,245
Amortization	171,380	165,090
Deferred income taxes	-0-	255,000
Loss on derivatives	2,279,186	888,224

(Increase) decrease in:
Accounts and reimbursements receivable, net	(3,745,855)	(93,282)
Deposits, escrows, prepaid and deferred expenses	(969,367)	(1,697,444)

Increase (decrease) in:
Accrued liabilities	(1,674,913)	231,763
Deferred income	32,064	(373,596)
Accounts payable	3,105,582	(3,387)

Net cash used in operating activities	(3,966,615)	(3,006,939)

Cash flows from investing activities:
Distributions from affiliates, net	132,910	155,133
Proceeds from (purchase of) marketable securities, net	43,845	(760,780)
Purchase of equipment and leasehold improvements	(33,390)	(40,043)
Proceeds from sale of real estate	972,444	676,405
Additions to developed properties and properties under construction	(16,889,339)	(21,388,053)
Net cash used in investing activities	(15,773,530)	(21,357,338)

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended
	January 31, 2009	January 31, 2008

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	(17,676)	(9,478)
Limited partners investment in consolidated joint ventures	1,498,138	1,872,803
Purchase of treasury stock	(7,425)	(8,225)

Proceeds from:
Construction loan payable	20,280,293	28,324,335
Mortgages payable	50,000	447,820
Notes payable	-0-	500,000
Principal payments on:
Construction loan payable	(855,787)	(2,228)
Mortgages payable	(710,728)	(7,686,117)
Notes payable	(4,516)	(504,476)
Advances to related parties and affiliates, net	(25,357)	(24,295)

Net cash provided by financing activities	20,206,942	22,910,139

Net increase (decrease) in cash and cash equivalents	466,797	(1,454,138)

Cash and cash equivalents, beginning of period	3,670,538	2,585,076

Cash and cash equivalents, end of period	$4,137,335	$1,130,938

Cash paid during the period for interest	$2,683,542	$2,087,976
Cash paid during the period for income taxes	$32,391	$104,696

Non-cash financing activity:
Accrual for stock redemption	$2,900,000	$-0-

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2008.

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

The Company recognized a loss of $2,219,861 and $2,279,186 during the three and nine months ended January 31, 2009, respectively. The aggregate fair value of the Company's swap contracts were in an unfavorable position of $(3,684,187) as of January 31, 2009 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment In Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended January 31		Nine Months Ended January 31
	2009	2008	2009	2008
Cranston Parkade, LLC
Revenues	$1,202,358	$1,234,047	$3,688,432	$3,665,131
Expenses	945,670	1,031,492	3,024,683	3,057,502
Net Profit	$ 256,688	$ 202,555	$ 663,749	$ 607,629
Dover Parkade, LLC
Revenues	$ 639,064	$ 643,366	$1,949,121	$1,921,787
Expenses	493,029	510,038	1,509,172	1,487,986
Net Profit	$ 146,035	$ 133,328	$ 439,949	$ 433,801

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it has not discontinued applying the Equity Method since the Company considers itself to be committed to providing financial support to the partnerships.  As of January 31, 2009 and April 30, 2008, $5,094,501 and $5,515,353, respectively, is included in other liabilities in the condensed consolidated balance sheets representing the carrying value of these investments.

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

As of January 31, 2009, the Company has concluded that it is more likely than not that the Company will realize $1,638,000 in deferred tax assets.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,121,767	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(3,684,187)	-0-
Total	$1,121,767	$(3,684,187)	$ -0-

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

6.         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

7.         Subsequent Events

On March 20, 2009, the United States District Court- District of Maine issued a finding of Fact and Conclusions of Law Part 2: Valuations. The Court found that the value of the Company on the valuation date (September 15, 2005) was $15,000,000 and that the Plaintiff owned approximately 19.1% of the shares. A determination has yet to be made as to the method of payment. An obligation to redeem of $2,900,000 has been accrued on the January 31, 2009 Balance Sheet. The Company is still considering its legal options.

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

Results of Operations

There was a single parcel of real estate sold during the nine month period ended January  31, 2009 which consisted of an out-parcel from our shopping center in Edinburg, Texas.  The transaction closed on October 15, 2008 and consisted of a developed lot sold to a local bank.   During the three month period ended January 31, 2008, the Company completed the final sale of certain property in Bangor, Maine, which was also the only sale of real estate for the nine month period ended January 31, 2008. Rental income for the three and nine month periods ended January 31, 2009 increased approximately $608,000 and $1,212,000, respectively.  The majority of the increase is from new rental income of approximately $540,000 and $725,000 from our Edinburg, Texas Shopping Center.  Service income increased approximately $336,000 and $744,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued):

for the three and nine month periods ended January 31, 2009.  The majority of the increases are from additional fees earned from our CVS Pharmacy business and from management fees from a new housing project (not owed at this time).

Rental expense has increased approximately $422,000 and $966,000 for the three and nine month periods ended January 31, 2009 as a result of costs relating to our Edinburg, Texas Shopping Center.

Increases in service expenses for the period are a result of increased CVS activities.

A portion of certain salaries (engineering, purchasing, legal, etc.) are capitalized in connection with the development and construction of specific properties. Due to very low levels of construction during the three month period ended January 31, 2009, the majority of these costs have not been capitalized and have been charged to selling, general and administrative expenses for the period.

By arrangement with the Lender, the Company has not paid any interest for the period ended January 31, 2009 for the shopping center in North Adams, Massachusetts.  This will continue until an escrow is fully funded to finish the remaining vacant spaces in the center.  We project that this will happen by August 1, 2009.  At that time, mortgage interest of 5.5% will start on the $12,575,000 mortgage.  Increases in interest expense for the nine month period ended January 31, 2009 are attributable to placing in service a portion of the Edinburg Shopping Center in October 2008.

Minority interest is a result of the loss from Rockland Apartments being charged to the Limited Partner (owner of a 99.99% interest).

Capital Resources and Liquidity:

We currently have a $2,000,000 line of credit with a subsidiary of the Royal Bank of Scotland.  At this time, only a $342,000 Letter of Credit is outstanding against that line.  We have been informed by the bank that the line which expires in June of 2009 will not be extended.  We will have to find other resources to replace the Letter of Credit.

The Company has adequate cash and sufficient available credit to meet our current obligations.  However, banks may not be funding  construction or mortgage loans for sometime, which does not bode well for new projects.  We cannot estimate when that will change.

Included in cash are cash accounts which are earmarked for the business purpose of specific consolidated entities and are not available to fund the Company’s general operations. As of January 31, 2009 such cash accounts which may not be used for other than their intended purpose totaled approximately $1.8 million.

Additionally, $994,000 of marketable securities are in a consolidated entity of which the Company owns 50%.

Although we believe our available cash is presently adequate to meet our needs, the cash requirements of the potential purchase of the shares of a dissident shareholder, as discussed in Part I Note 7 of this document, is still to be determined.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resource and Liquidity (continued):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$111,402,522	$1,091,402	38,931,958	$3,074,420	$68,304,742

Short-Term Debt	3,641,691	3,641,691

Purchase Obligations	117,433	117,433

Tenant Allowance	177,000	177,000

Total	$115,338,646	$5,027,526	38,931,958	$3,074,420	$68,304,742

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of January 31, 2009, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2008, except for the issuance of a finding related to valuation on the Kaplan Suit on March 20, 2009. Please see part I, note 7, Subsequent Events.

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

Item 3.             DEFAULTS UPON SENIOR SECURITIES

(a)       Not Applicable.

(b)       Not Applicable.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        The annual meeting of The Company was held on November 20, 2008.

(b)        Elected as Directors:

Neil H. Ellis, David Harding and Stuart Greenwald

(c)

Director	Votes For	Votes Withheld	Abstention
Ellis	2,160,769	456,029	none
Harding	2,162,669	454,129	none
Greenwald	2,162,669	454,129	none

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
March 25, 2009	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
March 25, 2009	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer