Form 10-K
period 2009-04-30
FIRST HARTFORD CORP
filed 2009-09-01
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                    April 30, 2009

[  ]  TRANSITION REP`ORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
X Yes          ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes         ☐ No

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  X No

As of October 31, 2008, the aggregate market value of the registrant's common stock (based upon $1.55 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – does not constitute an admission as to affiliate status) was approximately $2,646,284.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  3,028,165 as of August 27, 2009.

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

When profitable opportunities arise, the Company may consider selling certain properties.

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

The Company has executed an agreement with the CVS Pharmacy Inc. (“CVS”) to be a preferred developer in West Texas, the Rio Grande Valley in Texas, Long Island, NY, Northern New Jersey and Louisiana. Since inception, May, 2005 through April 30, 2009, the Company has closed on a total of 33 projects.

The Company has no material patents, licenses, franchises or concessions.

Research and development is not a part of the Company’s business.

Our operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health safety.

Our economic performance and the value of our real estate are subject to the risks incidental to the development, construction and ownership of real estate properties, as well as the economic well being of our tenants.

On April 30, 2009, the Company employed 75 people.

ITEM 1A.         RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

ITEM 2.           PROPERTIES (continued)

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

Putnam, CT	Shopping Center	57,311 sq. ft. Big Lots 46% Lease Begins September 1, 2009	Owned by a subsidiary of the Company

W. Springfield, MA	Shopping Center	144,322 sq. ft. PriceRite 23% A.J. Wright 18% K&G 14% Big Lots 21% Harbor Freight 12%	Owned by a subsidiary of the Company.

Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	50% owned by a subsidiary of the Company.

Cranston, RI	College	Katharine Gibbs College 60,000 sq.ft.	50% owned by a subsidiary of the Company.

Cranston, RI	Restaurant	Texas Roadhouse Land Lease	50% owned by a subsidiary of the Company.

Cranston, RI	Police Station	60,000 sq.ft. Leased to City of Cranston	50% owned by a subsidiary of the Company.

Rockland, MA	Apartments	204 units, low to moderate income	.005% owned by a 75% owned subsidiary of the Company.

ITEM 2.           PROPERTIES (continued)

Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

North Adams, MA	Shopping Center	131,833 sq.ft. Cinema North 15% Peebles 14% Staples 11% 14,000 sq.ft. unleased and not renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing after Company receives $500,000.

Edinburg, TX	Shopping Center	334,558 sq.ft. JC Penney 31% Academy Sports 23% Burlington Coat Factory 24%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing
Bangor, ME	Land Lease	Improvement complete Shaw's Supermarket 100%	Leased from owner by a subsidiary of the Company, released to Shaw's. Sold leasehold interest 08/04/09.

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

The lawsuit seeks relief in equity pursuant to Maine statutes 13-C M.R.S.A. Sections 1430, 1431 (3) and 1433 or alternatively per 13-C M.R.S.A. Sections 1430 and 1434.  The relief sought several possible remedies including recovery of unspecified damages for alleged wrong doing, purchase of the plaintiff shares (or other shareholders wanting to sell) for an unspecified “fair value”, the rescission of certain unspecified transactions between the Company and Mr. Ellis and related entities or the liquidation of the Company.  The complaint also sought to have a receiver appointed to run the Company pending the outcome of the litigation.

A trial on the merits occurred on November 6th and 7th of 2006 and a "Findings of Fact And Conclusions of Law" (the "Findings") dated April 2, 2007 (Kaplan v. First Hartford Corp., 2007 U.S. Dist. LEXIS 24826) was rendered by the Court.

ITEM 3.           LEGAL PROCEEDINGS (continued):

A. Richard E. Kaplan v. First Hartford Corporation (continued):

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

A hearing on “fair value” was held on July 24 and 25, 2008. On March 20, 2009, the United States District Court- District of Maine issued a finding of Fact and Conclusions of Law Part 2: Valuations. The Court determined that as of September 15, 2005 (the Fair Value Date) Mr. Kaplan shares (591,254) were valued at $4.87 a share but did not determine terms of payment.   The Court has appointed a Special Master to recommend terms (report due by September 15, 2009).  An obligation to redeem in the amount of $2,900,000 has been recorded as of April 30, 2009.

B. Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc.

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company entered into separate agreements with Simon pursuant to which for a period of five years tenants of certain Simon properties will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million.

Other Proceedings

The Company is not aware of any other material legal proceedings which would need to be cited herein.

For proceedings involving officers and directors, see Item 10(f) on Page 46.

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

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2009	High	Low	Dividends Paid Per Common Share
First Quarter	$2.25	$1.70	None
Second Quarter	2.00	1.05	None
Third Quarter	1.55	1.01	None
Fourth Quarter	1.75	.59	None

Stock Price
2008	High	Low	Dividends Paid Per Common Share
First Quarter	$2.50	$2.30	None
Second Quarter	2.45	2.35	None
Third Quarter	2.50	2.05	None
Fourth Quarter	2.50	1.60	None

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

Sales of common stock have occurred from time to time. The last sale was $1.01 per share on July 13, 2009.

The number of shareholders of record for the Company’s common stock as of April 30, 2009, is approximately 800.

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

RESULTS OF OPERATIONS

Sale of Real Estate

There was a single parcel of real estate sold during the year ended April 30, 2009 which consisted of an out parcel from our shopping center in Edinburg, Texas.  The transaction closed on October 15, 2008 and consisted of a developed lot sold to a local bank.  During the year ended April 30, 2008, the Company completed the final sale of certain property in Bangor, Maine, which was also the only sale of real estate for fiscal 2008.

Rental Income

Rental income increased approximately $1,784,000 from the year ended April 30, 2008 due to the following:

Opening of stores in the Edinburg, Texas shopping center started in the second quarter of this year resulting in rental income for the year ended April 30, 2009 of approximately $1,200,000.  Approximately $200,000 of the increase was due to a full year of rental income from the Police Station in Cranston, RI compared to 10 months last year and approximately $180,000 of the increase is from lower vacancies and rent increases in the Rockland Apartments.  Rent for the new development in Bangor Maine (Triangle Center, LLC) started in December 2008 and amounted to approximately $200,000.

Service Income

Service Income was approximately $3,020,000 and $1,470,000 for the years ended April 30, 2009 and 2008, respectively. Included in service income in 2009 is $2,550,000 of income from our CVS development projects.  For the year ended April 30, 2008, income from our CVS development projects was $1,200,000. The balance of the increase in 2009 was from fees earned for management of a property in Sommerville, Massachusetts.  The Company is currently seeking the financing to buy and renovate the property.

Other Income

The decrease in other income is due mainly to a $117,000 refinancing fee earned from Hartford Lubbock Parkade LP during the year ended April 30, 2008 which was a one time item.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Operating Costs and Expenses

Rental Expenses

Rental expenses increased approximately $2,057,000 for year ended April 30, 2009.  Of that amount approximately $757,000 is due to additional depreciation and $1,299,000 is due to increases in other rental expenses.

The Edinburg Shopping Center incurred approximately $393,000 of depreciation this year as compared to none last year.  Both the Cranston Police Station and the Rockland Apartments had full years of depreciation and accounts for most of the difference.

Of the other rental expenses ($1,299,000) Edinburg accounts for approximately $628,000, Triangle Center $105,000, the Cranston Police Station $125,000, and the Rockland Apartments $243,000.

Service Expenses

The increase in service expenses basically all relates to CVS projects.

Selling, General and Administrative

Legal costs related to a shareholder suit (Kaplan), totaled approximately $892,000 and $1,253,000 for the years ended April 30, 2009 and 2008.  A substantial amount of these costs were due to professional fees incurred in obtaining reports on Fair Value.

Portions of certain salaries (engineering, purchasing, legal, etc.) are capitalized in connection with the development and construction of specific properties.  Due to very low levels of construction during the year ended April 30, 2009, a larger amount of these costs were not capitalized and have been charged to selling, general and administrative expenses.

Non- Operating Income and Expenses:

Loss on Derivative

As a result of owning derivative swaps in an environment of declining interest rates, the Company has recorded a loss on derivatives of approximately $2,022,000 and $1,396,000 for the years ended April 30, 2009 and 2008, respectively.

Gain on Settlement

On March 21, 2008, the Company terminated the Simon Litigation.  At the time of termination of the Simon Litigation, the Company entered into separate agreements with Simon pursuant to which for a period of five years tenants of certain Simon properties will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million.  This resulted in a gain of $1,636,103, net of legal fees incurred for that year.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Interest Expense

By arrangement with the Lender, the Company was not charged and has not paid any interest for the year ended April 30, 2009 for the shopping center in North Adams, Massachusetts.  This will continue until an escrow is fully funded to finance renovation of the remaining vacant space in the center.  We project that this will happen approximately by August 1, 2009.  At that time, mortgage interest of 5.5% will start on the $12,575,000 mortgage. In the year ended April 30, 2008 the Company paid this lender $140,334 in interest.  Additionally, increases in interest expense for the year ended April 30, 2009 are primarily attributable to placing in service a portion of the Edinburg Shopping Center in October 2008.

Capital Resource and Liquidity

The Company ended the year with approximately $2,760,000 of unrestricted cash and approximately $871,000 of restricted cash. The unrestricted cash includes approximately $1,476,000 belonging to consolidated partnerships (CP Associates $1,195,000 and Rockland Place LP $281,000). Funds received from CVS which are to be paid out in connection with CVS development projects (included in the Company's account payables) amount to $871,000 and are included in restricted cash.

As previously disclosed, Gibbs College which leases 60,000 SF from CP Associates has announced they are closing the Gibbs Schools on December 31, 2009.  However, the lease is in effect through 2018 and is secured by Career Education (symbol CECO on the NASDAQ).  It is their obligation to replace the occupant or continue paying the rent under the lease.  The mortgage has a balloon payment due in 2015.  The members of CP Associates, LLC have agreed to utilize marketable securities of $927,000 as of April 30, 2009 to refit the building for new tenants at the appropriate time. Since the investment market had deteriorated, additional funds have been accumulated in money market accounts.

The Company's $2,000,000 line of credit expired in June 2009 and was not renewed by the bank.  A $342,000 Letter of Credit was outstanding against that line.  The Company replaced the Letter of Credit with cash collateral in the amount of $342,000.

The Company has been instructed by the Court to buy back the minority interest held by Richard Kaplan.  The Judge has set a value of approximately $2.9 million.  The parties are not in agreement over terms of payment.  The Court has assigned a Special Master to recommend terms.

The following schedule outlines our long term obligation at April 30, 2009 (does not include Kaplan Buyout):

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$112,421,372	$ 959,352	$36,206,638	$3,153,236	$72,102,146

Short-Term Debt	$3,641,691	$3,641,691

Purchase Obligations	$ 100,000	$ 100,000

Total	$116,163,063	$ 4,701,043	$36,206,638	$3,153,236	$72,102,146

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

Capital Resource and Liquidity (continued):

Footnote 46 to SEC Interpretive Release 33-8350 does not require interest to be included in the tabular disclosure of contractual obligations although it does state that such costs should be discussed if material. We believe that the information contained in Schedule IV: Mortgage Loans on Real Estate, in addition to the information disclosed in Note 3: Construction Loans, Mortgages and Notes Payable included in this Form 10-K adequately convey our cash requirements related to interest.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained in Item 8 in this Annual Report.  Our Consolidated Financial Statements include the accounts of the Company and its controlled affiliates.  For a discussion of accounting policies with respect to our investments in unconsolidated affiliates, see – “Investments in Affiliated Partnerships”.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The estimates used in the preparation of the Consolidated Financial Statements are described below and in greater detail in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2009.  Certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial

Statements.  Management has reviewed the critical accounting policies and estimates with the Company’s Board of Directors and the Company’s independent auditors.

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

Service Income – The Company recognizes service income when earned.

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

Income Taxes:

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on changes in the deferred tax assets and liabilities from period to period.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No 109”, (FIN 48) on May 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of adopting FIN 48. The Company’s policy is to recognize interest and penalties

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Income Taxes (continued):

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

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not discontinued applying the Equity Method since the Company considered itself to be committed to providing financial support to the partnerships.  As of April 30, 2009 and 2008, $5,056,659 and $5,515,353, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's debt.  In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", since the Company's interest rate swaps have not been designated as a hedge they must be recognized as an asset or liability and adjusted to fair value through income in the current period.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2009, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

Remediation Plans

The Company is considering remediating the material weakness relating to the sufficiency of accounting personnel by hiring a consultant with the appropriate knowledge, skill and experience to assist in the

ITEM 9A(T).    CONTROLS AND PROCEDURES (continued):

Remediation Plans (continued):

preparation of the Company’s financial statements in accordance with generally accepted accounting principles, including assisting in the determination of the appropriate accounting and disclosure for unusual and complex transactions entered into by the Company.  This decision has been on hold but is expected to go forward later this year.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended April 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ deficiency and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ CCR LLP

Glastonbury, Connecticut

August 27, 2009

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2009 AND 2008

ASSETS

	2009	2008

Real estate and equipment:
Developed properties	$120,518,077	$68,810,864
Equipment and tenant improvements	1,355,388	515,182
	121,873,465	69,326,046

Less: accumulated depreciation and amortization	8,622,299	6,208,228
	113,251,166	63,117,818

Property under construction	274,302	36,687,727
	113,525,468	99,805,545

Cash and cash equivalents	2,760,342	3,403,845

Cash and cash equivalents - restricted	870,815	266,693

Marketable securities – available for sale	1,146,679	1,366,240

Accounts and notes receivable, less allowance for doubtful accounts
of $44,000 and $70,000 as of April 30, 2009 and 2008, respectively	1,904,671	1,800,324

CVS related receivables	8,298,847	1,963,724

Deposits, escrows, prepaid and deferred expenses, net	5,825,969	4,006,189

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	433,135	408,340

Deferred tax assets, net	1,238,000	1,638,000
	$136,013,591	$114,668,565

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2009 AND 2008

(continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
	2009	2008

Liabilities:
Mortgages and notes payable:
Construction loans payable	$49,092,876	$28,374,034
Mortgages payable	66,728,479	67,663,181
Notes payable - other	241,708	247,736
	116,063,063	96,284,951

Accounts payable	993,342	2,577,715
CVS related payables	8,884,092	1,981,031
Accrued liabilities	3,837,884	2,410,050
Deferred income	298,805	283,649
Accrued cost of derivatives	3,427,515	1,405,001
Other liabilities	5,131,497	5,590,191
Due to related parties and affiliates	72,000	71,853
	138,708,198	110,604,441

Minority interest	7,369,217	6,736,060

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 in 2009 and 2008, outstanding 3,028,165 and 3,042,767 in 2009 and 2008, respectively	3,298,609	3,298,609
Capital in excess of par	2,156,111	5,056,111
Deficit	(12,986,202)	(8,853,895)
Accumulated other comprehensive loss	(488,228)	(152,110)
	(8,019,710)	(651,285)
Less: Treasury stock, at cost, 270,444 and 255,842 shares in
2009 and 2008, respectively	2,044,114	2,020,651
	(10,063,824)	(2,671,936)
	$136,013,591	$114.668,565

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008

Revenues:
Sale of real estate	$1,029,776	$725,848
Rental income	11,153,260	9,369,726
Service income	3,020,209	1,469,997
Other	216,292	379,063
	15,419,537	11,944,634

Operating costs and expenses:
Cost of sales, real estate	726,776	260,557
Rental expenses	7,978,371	5,921,784
Service	2,056,076	1,063,611
Selling, general and administrative	4,455,750	3,910,433
	15,216,973	11,156,385

Income from operations	202,564	788,249

Non-operating income (expense):
Loss on derivatives	(2,022,514)	(1,396,336)
Gain on litigation settlement, net	-0-	1,636,103
Other income	454,984	71,842
Interest expense	(3,750,933)	(2,935,748)
	(5,318,463)	(2,624,139)

Loss before income taxes	(5,115,899)	(1,835,890)

Provision for income taxes	360,283	411,580

Loss before minority interest and equity in
earnings of unconsolidated subsidiaries	(5,476,182)	(2,247,470)

Minority interest in losses of consolidated joint ventures	885,181	444,190
Equity in earnings of unconsolidated subsidiaries	458,694	460,534

Net loss	$(4,132,307)	$(1,342,746)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

(continued)

	2009	2008

Net loss per share	$(1.36)	$(.44)

Net loss per share – diluted	$(1.36)	$(.44)

Shares used in basic per share computation	3,041,716	3,044,706
Shares used in diluted per share computation	3,041,716	3,044,706

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME(LOSS)

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

Accumulated

		Capital		Other

    Common
		in Excess		Comprehensive
Treasury

   Stock
		of Par
Deficit
				Loss	Stock	Total

Balance, April 30, 2007	$3,298,609	$5,056,111	$(7,511,149)	$- 0 -	$(2,012,426)	$(1,168,855)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	(8,225)	(8,225)

Components of Comprehensive Loss:
Net Loss	- 0 -	- 0 -	(1,342,746)	- 0 -	- 0 -	(1,342,746)
Unrealized Holding Loss on
Marketable Securities	- 0 -	- 0 -	- 0 -	(152,110)	- 0 -	(152,110)
Total Comprehensive Loss						(1,494,856)

Balance, April 30, 2008	3,298,609	5,056,111	(8,853,895)	(152,110)	(2,020,651)	(2,671,936)

Purchase of Treasury Stock	- 0 -	- 0 -	- 0 -	- 0 -	(23,463)	(23,463)

Common Stock to be Redeemed	- 0 -	(2,900,000)	-0-	- 0 -	- 0 -	(2,900,000)

Components of Comprehensive Loss:
Net Loss	- 0 -	- 0 -	(4,132,307)	- 0 -	- 0 -	(4,132,307)
Unrealized Holding Loss on
Marketable Securities	- 0 -	- 0 -	- 0 -	(336,118)	- 0 -	(336,118)
Total Comprehensive Loss						(4,468,425)

Balance, April 30, 2009	$3,298,609	$2,156,111	$(12,986,202)	$(488,228)	$(2,044,114)	$(10,063,824)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(4,132,307)	$(1,342,746)
Adjustments to reconcile net loss
to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(458,694)	(460,534)
Minority interest in losses of consolidated joint ventures	(885,181)	(444,190)
Gain on sale of real estate	(303,000)	(465,291)
Gain on sale of marketable securities	(285,880)	-0-
Depreciation	2,414,071	1,802,176
Amortization	265,555	224,297
Deferred income taxes	400,000	350,000
Loss on derivatives	2,022,514	1,396,336
(Increase) decrease in:
Accounts, notes and CVS related receivables, net	(6,439,470)	(2,496,445)
Deposits, escrows, prepaid and deferred expenses	(2,085,335)	(17,834)
Cash and cash equivalents - restricted	(604,122)	(266,693)
Increase (decrease) in:
Accrued liabilities	(1,472,166)	1,397,048
Deferred income	15,156	(199,429)
Accounts and CVS related payables	5,318,688	2,379,032
Net cash (used in) provided by operating activities	(6,230,171)	1,855,727

Cash flows from investing activities:
Distributions from affiliates, net	-0-	216,632
Proceeds from sale of marketable securities	1,137,995	-0-
Investment in marketable securities	(968,672)	(784,370)
Purchase of equipment and tenant improvements	(840,206)	(40,044)
Proceeds from sale of real estate	972,444	676,405
Additions to developed properties and property under construction	(15,925,356)	(28,257,407)
Net cash used in investing activities	(15,623,795)	(28,188,784)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

(continued)

	2009	2008

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	$(17,676)	$(45,527)
Minority investment in consolidated joint ventures	1,498,138	1,872,803
Purchase of treasury stock	(23,463)	(8,225)
Proceeds from:
Mortgages and notes payable	32,404,629	26,686,778
Principal payments on:
Mortgages and notes payable	(12,626,517)	(1,320,998)
Advances to related parties and affiliates, net	(24,648)	(33,005)
Net cash provided by financing activities	21,210,463	27,151,826

Net (decrease) increase in cash and cash equivalents	(643,503)	818,769
Cash and cash equivalents, beginning of year	3,403,845	2,585,076

Cash and cash equivalents, end of year	$2,760,342	$3,403,845

Cash paid during the year for interest	$3,732,138	$3,020,070
Cash paid during the year for income taxes	27,527	118,696

Non cash investing and financing activities:

Increase in developed properties through an increase in minority interest liability	$37,875	$710,597

Increase in accrued liabilities for common stock to be redeemed	$2,900,000	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had cash equivalents, exclusive of restricted cash, consisting of U.S. treasury securities, certificates of deposit and money market accounts which totaled approximately $1,246,163 and $2,005,000 at April 30, 2009 and 2008, respectively.

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

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

1.      Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued)

Sale of Real Estate – The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. For the years ended April 30, 2009 and 2008, the Company had sales of $1,029,776 and $725,848, respectively. The cost basis of the property sold was $726,776 and $260,557 for 2009 and 2008, respectively.

Rental Income - Rental income is recognized on a straight line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Service Income

The Company is party to a Preferred Developer Agreement with CVS Pharmacy Inc. (“CVS”), whereby the Company identifies locations for new retail pharmacy stores for CVS and may oversee the development of these pharmacy stores for CVS.  Under the agreement, the Company earns a fee for services provided for each new retail pharmacy store.  Fees recognized during the year ended April 30, 2009 and 2008 totaled $2,550,000 and $1,175,000, respectively, which is included in service income in the consolidated statements of operations.

CVS related receivables and payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company pays for allowable costs incurred in connection with the identification of and development of new retail pharmacy stores and receives reimbursements from CVS.  Payables recorded in connection with the identification of and development of these pharmacy stores and the related reimbursement receivables have been presented separately in the consolidated balance sheets.

Cash and cash equivalents - restricted

Restricted cash and cash equivalents consist entirely of funds received from CVS in connection with the Company’s Preferred Developer Agreement.  Such amounts are to be used for the payment of costs incurred by the Company for the development and construction of CVS retail pharmacy stores.

Developed Properties, Equipment and Tenant Improvements

Developed properties, equipment and tenant improvements are recorded at the lower of cost or net realizable value.

Depreciation and amortization is provided using the straight-line method for financial reporting purposes based on the following estimated useful lives:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

1.      Summary of Significant Accounting Policies (continued):

Developed Properties, Equipment and Tenant Improvements (continued):

Description	Years
Developed properties	15 – 40
Equipment	3 – 10
Tenant improvements	Lease term

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, equipment and tenant improvements, are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  Deferred financing costs include legal fees and other costs relating to the acquisition of debt financing.  Leasing and financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets and are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The amortized balance of such costs amount to $2,250,652 and $1,678,215 as of April 30, 2009 and 2008, respectively.  Amortization expense was $265,555 and $224,297 for 2009 and 2008, respectively.  Amortization expense for the next five years is expected to be as follows:

Year Ending April 30
2010	$281,366
2011	$276,237
2012	$262,902
2013	$257,384
2014	$252,266

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

1.      Summary of Significant Accounting Policies (continued):

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

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company’s April 30 year-end. Dover Parkade reports on an April 30 year-end.  The Company recorded equity in earnings of unconsolidated subsidiaries of $458,694 and $460,534 for the years ended April 30, 2009 and 2008, respectively. See Note 11 for selected financial information of these significant unconsolidated subsidiaries.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions, including material nonrecurring losses and distributions pertaining to debt defeasance, such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not discontinued applying the Equity Method since the Company considered itself to be committed to providing financial support to the partnerships.  As of April 30, 2009 and 2008, $5,056,659 and $5,515,353, respectively is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's debt.  In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", since the Company's interest rate swaps have not been designated as a hedge they must be recognized as an asset or liability and adjusted to fair value through income in the current period.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

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

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of April 30, 2009 and 2008, investments consist of equity securities which are classified as available for sale. Net unrealized holding gains and losses on equity securities are included as a separate component of stockholders’ deficiency.

Income Taxes

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on changes in the deferred tax assets and liabilities from period to period.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

1.      Summary of Significant Accounting Policies (continued):

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company expenses its share-based compensation under the straight-line method.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications.

New Accounting Pronouncements

Effective May 1, 2008, the Company has partially implemented Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosure requirements of fair value measurements and is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. With regard to nonfinancial assets and liabilities which are not recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), the standard is effective for fiscal years beginning after November 15, 2008. The Company has determined the financial assets and liabilities subject to SFAS Mo. 157 are marketable securities and interest rate swap agreements (derivatives).

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in fiscal 2009 did not have an impact on the Company’s consolidated results of operations or financial position, as the Company has not elected the fair value option for any of its eligible financial assets or liabilities.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

1.      Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued):

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The impact to the Company of SFAS No. 160 is currently being evaluated and has not yet been determined.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impact and required disclosures of this standard.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP NO. 107-1 and APB No. 28-1 requires summarized disclosure in interim periods of publicly-traded companies of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB No. 28, Interim Financial Reporting. Previous to FSP No. FAS 107-1 and APB 28-1, such disclosures were required only for annual periods. The Company intends to apply the provisions of FSP No. FAS 107-1 and APB No. 28-1 effective with its interim period ending July 31, 2009.

In May 2009, the FASB issued SFAS NO. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company intends to apply the provisions of SFAS No. 165 effective with its interim period ending July 31, 2009.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

1.      Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued):

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the enterprise (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“Codification”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

2.      Rockland Place Apartments:

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

The investment limited partners are required to make capital contributions in the amount of $9,364,014 of which $8,053,052 has been received as of April 30, 2009 and $1,310,962 remains to be received in future

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

2.      Rockland Place Apartments (continued):

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

The property was acquired for cash and by assuming various non recourse loans as follows:

Cash paid	$ 600,000
Mortgages paid on behalf of seller	1,184,082
Assumption of MHFA mortgages	4,416,605
Assumption of HUD mortgage	4,268,539
Other	22,175
$10,491,401

Among the mortgages assumed was the third mortgage note with MHFA having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. Principal and all accrued and unpaid interest are due on January 1, 2024, the date of maturity. The Partnership has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan has been recorded at the fair value of the loan at the date of acquisition, which was $1,828,910. The fair value has been determined based on the fair value of the property on the acquisition date less the primary loan balances.

The Partnership also assumed the Flexible Subsidy Capital Improvement Loan held by HUD and payable from surplus cash, as defined. The note was assigned to the Partnership with interest at 0% per annum for a principal sum of $4,268,539.

The Partnership entered into a Regulatory Agreement with MHFA which regulates the operations and occupancy requirements of the project and limits cash distributions to 10% of borrowers’ equity per year, subject to certain other priorities as described in the mortgage loans. Payments on the development fee note (see note 3) are allowed from operating revenue subject to the payment priorities detailed in the MHFA Regulatory Agreement.

Each building of the project will qualify for low-income housing credits pursuant to Internal Revenue Code Section 42 (Section 42), which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

2.      Rockland Place Apartments (continued):

regulations during each of fifteen consecutive years in order to remain qualified to receive the credits. In addition, the Partnership has executed an Extended Low-Income Housing Agreement, which requires the utilization of the project pursuant to Section 42 through the compliance period, even if the Partnership disposes of the project.

The project’s low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may result in an adjustment to the capital contributed by the investment limited partners.

The Partnership entered into an agreement with the Rockland Housing Authority whereby the Housing Authority has the option to purchase the property after the 15-year tax credit compliance period from the Partnership. The option price is specified via a formula in the agreement.

3.      Construction Loans, Mortgages, and Notes Payable:

	2009	2008
Construction loans and Mortgages payable with interest rates ranging from 0.00% (see note 2) to 11.00% at April 30, 2009. Maturities are at various dates through 2056. The loans and mortgages are secured by the respective real estate and in some cases guarantees of the President of the Company (see note 4).	$115,821,355	$96,037,215
Note payable to Ford Credit at a rate of .9% secured by a vehicle.	11,708	17,736
Development fee note payable to a partner in Rockland Place is non-interest bearing with no specific repayment terms (see note 2).	230,000	230,000

	$116,063,063	$96,284,951

By arrangement with the Lender, the Company was not charged and has not paid any interest for the year ended April 30, 2009 for the shopping center in North Adams, Massachusetts.  This will continue until an escrow is fully funded to finance renovation of the remaining vacant space in the center.  We project that this will happen approximately by August 1, 2009.  At that time, mortgage interest of 5.5% will start on the $12,575,000 mortgage.

In connection with the development and construction of a shopping center in the City of Edinburg, Texas, the Company has entered into an Economic Development Agreement with the City. Under the terms of the agreement, the Company may receive reimbursements from various programs provided by the City which will be used to repay the outstanding construction loan and/or mortgage associated with the shopping center. Maximum reimbursements are as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

3.      Construction Loans, Mortgages, and Notes Payable (continued):

TIF	$ 4,000,000

Public Infrastructure Cost Reimbursement payable from the proceeds of Tax Incremental Financing (TIF) bonds once the applicable phase of the Project is complete and generates increases in real estate taxes producing a 1.35 debt service coverage on the TIF bonds (estimated $2,000,000 per year for fiscal years 2010 and 2011).

380 Grant	4,000,000

A "380 Grant" in the amount of the difference between $8,000,000 and the TIF amount.  Payable semi-annually on 3/31 and 9/30 from ½ of the City's share of sales tax revenue of 1% of sales generated at the center

EEDC Grant	4,000,000	EEDC Initial Incentive Commitment - payable semi-annually on 3/31 and 9/30 from EEDC sales tax revenue of ½% of sales of sales generated at the center.
Total	$12,000,000

For the years ended April 30, 2009 and 2008, the Company capitalized interest charges for property under construction totaling $1,557,590 and $984,451, respectively.

Aggregate principal payments due on the above debt during the next five years are as follows:

Year Ending April 30

2010	$4,601,043
2011	34,841,585
2012	1,365,053
2013	1,656,384
2014	1,496,852
Thereafter	72,102,146
$116,063,063

4.      Pledge of Stock Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the President of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee but it continues to be a necessary component to most construction loans.  In the past, the Company has provided pledges of the stock of its subsidiaries to the President of the Company as protection from personal losses due to his guarantees.  These pledges are expected to stay in place until the guarantees are eliminated.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

   4.   Pledge of Stock Subsidiaries (continued):

The President of the Company has guaranteed the following outstanding amounts at April 30, 2009:

Loan for Katharine Gibbs College building -
5% of loan balance outstanding	$548,000
Mortgage – Corporate Office	$273,000
Construction Loan – Edinburg, Texas	$45,681,000
$2,000,000 Operating Line of Credit	$342,000

A Letter of Credit of $342,000 for the Rockland, MA project was issued against a $2,000,000 line which expired in June 2009. The collateral was replaced with cash.

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

5.      Related Party Transactions:

Amounts included in revenue resulting from transactions with Hartford Lubbock Parkade LLP (in which the Company has a 2% minority interest), and Journal Publishing Inc, a company which is owned by the President of the Company and his wife are as follows:

	2009	2008
Management Fees	$57,993	$70,372
Service Fees	23,739	213,787
Total	$81,732	$284,159

The President of the Company and his wife also own a small residential property (MIP 16A Corp) which the Company no longer manages.  In fiscal year end April 30, 2008, the Company received approximately $13,000 in management fees.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

6.      Stock Option Plan (continued):

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	250,000	$1.10
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of year	250,000	$1.10	250,000	$1.10

Options exercisable at year end	250,000		250,000

During the years ended April 30, 2009 and 2008, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of April 30, 2009 was approximately $325,000.

7.      Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $65,953 and $55,020 for 2009 and 2008, respectively.

8.      Income Taxes:

The provision for (benefit from) income taxes is comprised of the following:

	2009	2008
Current provision for state taxes	$(39,717)	$61,580
Current provision for federal income tax	- 0 -	-0-
Deferred income taxes (benefit)	400,000	350,000
	$360,283	$ 411,580

The components of the net deferred tax asset are as follows:
	2009	2008
Tax effect of net operating loss carry forward	$3,372,000	$2,672,000
Tax effect of accrued derivative liability	686,000	281,000
Valuation allowance	(2,820,000)	(1,315,000)
	$1,238,000	$1,638,000

The Company will only recognize a deferred tax asset when, based on upon available evidence, realization is more likely than not.  In making this determination, the Company has considered both available positive and negative evidence including, but not limited to, cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.  As of April 2009 and 2008, the Company concluded that it was more likely than not that the Company would realize $1,238,000 and $1,638,000, respectively, in deferred tax assets.  Accordingly, the Company increased its valuation allowance by $1,505,000 and $542,000 in 2009 and 2008, respectively. The Company has federal net operating loss carryforwards totaling approximately $9,740,000 at April 30, 2009 that are available to

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

8.      Income Taxes (continued):

offset future federal taxable income through various periods expiring between 2012 and 2024.

As disclosed in Note 1, the Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on May 1, 2007. There was no cumulative effect of the change in accounting principle upon adoption of FIN 48 as the Company had no uncertain tax positions before and after implementation.

9.      Income (Loss) Per Share:

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method). The effect of computing diluted loss per share for the years ended April 30, 2009 and 2008 is antidilutive and, as such, basic and diluted loss per share is the same.

	Year Ended April 30
Numerator	2009	2008
Net loss	$(4,132,307)	$(1,342,746)

Denominator
Weighted average number of shares outstanding	3,041,716	3,044,706
Effect of dilutive options outstanding	- 0 -	-0-
Denominator for diluted earning per share	3,041,716	3,044,706
Net loss per share – basic	$ (1.36)	$ (.44)
Net loss per share – diluted	$ (1.36)	$ (.44)

10.    Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2009 for each of the next five years are as follows:

Year Ending April 30

2010	$6,630,524
2011	6,560,988
2012	6,153,983
2013	5,750,540
2014	5,589,010
Thereafter	31,547,654
Total	$62,232,699

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

11.    Investments in Affiliates:

The Company has investments in four unconsolidated noncorporate joint ventures, three of which own shopping centers.  Dover Parkade, LLC, Cranston Parkade, LLC and Trolley Barn Associates are accounted for on the Equity Method. Hartford Lubbock Parkade, LLP is accounted for at cost.

Selected information is as follows:

Dover – New Jersey:

Operating data – April 30.

Company ownership – 50% investment at inception was $147,500.

	2009 (Audited)	2008 (Audited)

Assets	$13,713,493	$13,893,006
Liabilities	19,627,775	19,942,720
Members’ deficit	(5,914,282)	(6,049,714)
Revenue	2,418,810	2,544,247
Operating expenses	951,801	1,006,499
Non-operating income (expense)	(1,039,577)	(1,069,812)
Net income	427,432	467,936

The property’s major tenant is Stop & Shop, which provided 53% of the total revenue in fiscal 2009 under a lease that expires June 30, 2026.

Cranston – Rhode Island:

Operating data – December 31

Company ownership – 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% interest in April, 2005.

	2008 (Audited)	2007 (Audited)

Assets	$25,835,689	$25,890,601
Liabilities	34,999,483	35,532,644
Partners deficit	(9,163,794)	(9,642,043)
Revenue	4,608,670	4,622,072
Operating expenses	2,171,155	2,193,612
Non-operating income (expense)	(1,950,011)	(1,973,167)
Net income	487,504	455,293

The property has two major tenants, Stop & Shop and Kmart which provided approximately 63% of total revenue in 2008 under leases that expire October 30, 2021 and May 30, 2027, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

11.    Investments in Affiliates (continued):

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

12.     Financial Instruments:

Concentrations of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts and CVS related receivables.

The Company places its cash deposits, including investments in certificates of deposit, with various financial institutions.  Bank deposits may be in excess of current federal depository insurance limits.

At April 30, 2009 the Company had $1,146,679 of marketable securities. These securities are preferred dividend paying shares of major money center banks. As with all other equity securities they are subject to the volatility of the stock market. The consolidated subsidiary owning $927,045 of these securities is 50% owned by others, and both the risk and reward will be shared by the non-controlling partner.

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Approximately 16% and 18% of the Company's rental income is from Katharine Gibbs

College in 2009 and 2008, respectively. As previously reported Gibbs College will close on December 31, 2009. Its lease is guaranteed by its parent company – Career Education.

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores. Based on historical experience and other information, no allowance for doubtful accounts is considered necessary by management as of April 30, 2009.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

12.    Financial Instruments (continued):

Fair Value of Financial Instruments (continued):

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below.

The carrying amount of cash, marketable securities, accounts and notes receivable, CVS related receivables and payables, and accounts payable approximate their fair value because of the short maturity of these instruments.

Mortgages and notes payable: The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company’s current incremental borrowing rate.

Fair Value Measurements

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

12.    Financial Instruments (continued):

Fair Value Measurements (continued):

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,146,679	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(3,427,515)	-0-
Total	$1,146,679	$(3,427,515)	$ -0-

13.    Derivative Instruments:

During fiscal year 2006, the Company entered into two separate floating-to-fixed interest rate swap agreements with a bank which expire in June 2015 and July 2031. The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations. The loss on derivatives incurred during the years ended April 30, 2009 and 2008 totaled $2,022,514 and $1,396,336, respectively, and the Company has recorded a liability of $3,427,515 and $1,405,001 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2009 and 2008, respectively.

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

The lawsuit seeks relief in equity pursuant to Maine statutes 13-C M.R.S.A. Sections 1430, 1431 (3) and 1433 or alternatively per 13-C M.R.S.A. Sections 1430 and 1434.  The relief sought several possible remedies including recovery of unspecified damages for alleged wrong doing, purchase of the plaintiff shares (or other shareholders wanting to sell) for an unspecified “fair value”, the rescission of certain unspecified transactions between the Company and Mr. Ellis and related entities or the liquidation of the Company.  The complaint also sought to have a receiver appointed to run the Company pending the outcome of the litigation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

14.     Litigation (continued):

Richard E. Kaplan v. First Hartford Corporation (continued):

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

A hearing on “fair value” was held on July 24 and 25, 2008. On March 20, 2009, the United States District Court- District of Maine issued a finding of Fact and Conclusions of Law Part 2: Valuations. The Court determined that as of September 15, 2005 (the Fair Value Date) Mr. Kaplan shares (591,254) were valued at $4.87 a share but did not determine terms of payment.   The Court has appointed a Special Master to recommend terms of repayment (report due by September 15, 2009).  An obligation to redeem in the amount of $2,900,000 has been recorded as of April 30, 2009.

Parkade Center, Inc. v. Simon Property Group (Texas), L.P. and Simon Property Group (Delaware), Inc.

On March 21, 2008, the Company terminated the Simon Litigation. At the time of termination of the Simon Litigation, the Company entered into separate agreements with Simon pursuant to which for a period of five years tenants of certain Simon properties will not be restricted from operating stores in the Company’s shopping center in Edinburg, Texas, and the Company will provide to Simon for a period of up to five years a right of first offer on any future sale by the Company of its Edinburg shopping center, for which the Company received from Simon a one-time payment of $4.0 million. This resulted in a gain in fiscal year 2008 of $1,636,103, net of legal fees incurred.

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

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

15.    Subsequent Events:

On August 4, 2009, the Company sold a shopping center under development in Bangor, Maine to Shaw’s Supermarkets. Shaw’s had a lease on the property but refused to build its building, denying the Company the ability to lease approximately 8,000 s.f. to other tenants. The Company received $4,300,000 and paid off the construction loan of approximately $3,400,000. The Company made a small marginal profit on the transaction.

16.    Quarterly Data (unaudited):

Following are summaries of quarterly operating and per share data for the years ended April 30, 2009 and 2008.  Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter.  Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the per share net loss for the respective total years reported elsewhere in this report.

Quarters Ended (in thousands, except per share data)
	April 30, 2009	January 31, 2009	October 31, 2008	July 31, 2008
Fiscal 2009
Revenues	$4,425	$3,854	$4,318	$2,823
Costs & Expenses	4,852	3,684	3,728	2,953
Net loss	(845)	(2,605)	(227)	(455)
Net loss common share basic diluted	(.27) (.27)	(0.86) (0.86)	(0.07) (0.07)	(0.15) (0.15)

Quarters Ended (in thousands, except per share data)
	April 30, 2008	January 31, 2008	October 31, 2007	July 31, 2007
Fiscal 2008
Revenues	$3,043	$3,644	$2,508	$2,750
Costs & Expenses	3,396	2,327	2,864	2,569
Net (loss) income	(1,514)	1,729	(1,575)	17
Net (loss) income per common share basic diluted	(.48) (.48)	0.57 0.55	(0.52) (0.52)	(0.01) (0.01)

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(a)       Identification of Directors (continued):

Name	Age	Position	Period of Service

Neil H. Ellis	81	President	1966 – Present

Stuart I. Greenwald	67	Treasurer/Secretary	1980 – Present

David B. Harding	64	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	81	President	1966 – Present
Stuart I. Greenwald	67	Treasurer/Secretary	1980 – Present
David B. Harding	64	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)        Identification of Certain Significant Employees

Name	Age	Position	Period of Service
John Toic	37	Vice President	2003- Present

(d)        Family Relationships

 There are no family relationships among any directors or executive officers.

(e)        Business Experience

1.         The following is a brief description of the background of each director or executive officer:

Mr. Ellis has been President of the Company since inception. He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.), owned by him and his wife.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(e)             Business Experience (continued):

Mr. Greenwald has been Treasurer of the Company since 1980 and also holds the position of Secretary.

Mr. Harding has been a Vice President of the Company since 1998.  Additionally, he has been the President or Vice President of Richmond Realty, LLC (“Richmond”) a Real Estate Management Company owned by he and his wife since January 1996.  Prior to that, he had worked for the Company in the area of finance for three years.  In the past, Richmond has managed certain properties of the Company. Richmond Realty has been inactive since 2007 and has been dissolved.

2.              Directorships:

No directors hold any other directorships, except directorships in subsidiaries of the Company and the aforementioned Green Manor Corporation.

(f)             Involvement in Certain Legal Proceedings:

No director or executive officer has been involved in legal proceedings required to be disclosed under item 401(f) of Regulation S-K promulgated by the Commission except for the Kaplan legal proceedings discussed in Item 3.

(g)            Promoter and Control Persons:

             Not applicable.

 (h)           Audit Committee Financial Expert:

First Hartford does not have an audit committee and accordingly its entire Board of Directors attempts to fulfill the functions of an audit committee.  Mr. Ellis, Mr. Greenwald and Mr. Harding are members of our management and Mr. Ellis has various business relationships with First Hartford described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  First Hartford does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

(i)              Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 or 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2009, all directors, executive

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(i)       Beneficial Ownership Reporting Compliance (continued):

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

ITEM 11.           EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis Director and President (CEO)	2009	$251,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$251,053
	2008	$250,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$250,000
Stuart I. Greenwald Director, Treasurer and Secretary	2009	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
	2008	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
David B. Harding Director and Vice President	2009	$176,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$176,053
	2008	$175,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$175,000

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

ITEM 11.          EXECUTIVE COMPENSATION (continued):

(b)   Stock Options (continued):

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

(c)    Benefits and Prerequisites

Medical

All employees, including executive officers, working over 30 hours a week are entitled to Company paid medical insurance of which the employee pays, family $50 a week, employee and spouse $35 a week and employee $20 a week.

Mr. Ellis has opted out of the Company plan and is covered by Medicare.

Disability

All employees, including executive officers, are covered up to 60% of wages, up to $10,000 monthly.

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

ITEM 11.           EXECUTIVE COMPENSATION (continued):

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

(a)   Security Ownership of Certain Beneficial Owners  - per SEC filings:

       The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of     common stock:

Title	Name & Address of	Amount and Nature	(4)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Neil H. Ellis	1,332,687 (1)	40.6%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	Richard Kaplan	591,254 (2)	18.0%
	2345 Washington St.
	Newton, MA 02462

Common Stock	David Kaplan	56,151 (2)	1.7%
	257 East Center St.
	Manchester, CT 06040

Common Stock	John Filippelli	276,906 (3)	8.4%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	192,837	5.9%
	231 Atlantic Street, #58
	Keyport, NJ 07735-2044

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(a)             Security Ownership of Certain Beneficial Owners  - per SEC filings (continued):

(2)     Included in Mr. Richard Kaplan’s shares are 445,535 shares over which both he and David Kaplan have Shared Dispositive Power.

(3)     Included in Mr. Filippelli’s shares are 179,668 shares over which he has Shared Dispositive Power and 33,575 owned by Mr. Filippelli's wife.

(4)     Percent of class calculation includes options for 250,000 shares.

(b)                 Security Ownership of Directors and Executive Officers:

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title Of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,332,687(1)	40.6%

Common	All Directors and Officers As a Group (3 in number)	1,432,687 (5)	43.7%

(5)     Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart Greenwald.

 (c)                Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

(d)                  Equity Compensation Plan Information

Information for our equity compensation plans in effect as of April 30, 2009 is as follows:

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

(d)        Equity Compensation Plan Information (continued):

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

For the year ended April 30, 2009, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:

Management Fee (at 4%)	$57,993
Miscellaneous Service	23,739

For the year ended April 30, 2009, Parkade Center Inc. received distributions of $3,104 and Lubbock Parkade Inc. received distributions in that period of $152,940 from Hartford Lubbock LP.

Mr. and Mrs. Ellis also own a small residential property (40 apartment units) in Enfield, Connecticut that the Company no longer manages.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued):

(e)       Director Independence (continued):

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system, which has a requirement that a majority of the Board of Directors be independent.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2009 and 2008 to First Hartford’s principal accounting firm, CCR LLP.

	2009	2008
Audit Fees	$104,000	$112,000
Audit Related Fees	24,000	26,265
All Other Fees	6,353	2,131

Audit Related Fees
Audit fees - unconsolidated subsidiaries	$24,000	$23,000
Accounting research	- 0 -	$ 3,265
	$24,000	$26,265

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

Based on the review and discussions described above, the Board of Directors approved the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Neil H. Ellis

Stuart I. Greenwald

David B. Harding

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Pages
(a)	(1)	The following financial statements are
		included in Part II, Item 8:

		Financial Statements:
		Report of Independent Registered Public Accounting Firm	17

		Consolidated Balance Sheets – April 30, 2009 and 2008	18-19

		Consolidated Statements of Operations For the Years
		Ended April 30, 2009 and 2008	20-21

		Consolidated Statements of Changes in Shareholders’ Deficiency and
		Comprehensive Income (Loss) for the Years Ended April 30, 2009 and 2008	22

		Consolidated Statements of Cash Flows For the Years
		Ended April 30, 2009 and 2008	23-24

		Notes to Consolidated Financial Statements	25-44

	(2)	The following financial statement schedules for the year
		ended April 30, 2009 are submitted herewith:

		Report of Independent Registered Public Accounting Firm on
		Financial Statement Schedules:	58

		Schedule II – Valuation and Qualifying Accounts	59

		Schedule III – Real Estate and Accumulated Depreciation	60

		Schedule IV – Mortgage Loans on Real Estate	61-62

		All other schedules are omitted because they are not required, not applicable,
		or the information is otherwise shown in the financial statements or notes thereto.

(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

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

Not Applicable.

(11)Previously Unfilled Documents.

Not Applicable.

(12)Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(12)	Subsidiaries of the Registrant (continued).

	DE 150 Corp	Delaware

	Brewery Parkade, Inc.	Rhode Island

	Cranston Parkade, LLC	Rhode Island

	Tri-City Plaza, Inc.	New Jersey

	Bangor Parkade, Inc.	Maine

	1150 Union Street Corp.	Massachusetts

	CP Associates, LLC	Rhode Island

	Trolley Barn Associates, LLC	Rhode Island

	Main Street NA Parkade, LLC	Connecticut

	Connolly & Partners, LLC	Massachusetts

	Cranston/BVT Associates Limited Partnership	Rhode Island

	FHRC Management Corp.	Delaware

	The Shoppes at Rio Grande Valley, LP	Texas

	First Hartford Rio Grande Valley, LP	Texas

	Triangle Center, Inc.	Maine

	Rockland Place Apartments, LLC	Massachusetts

	Rockland Place Developers, LLC	Massachusetts

	Rockland Place Apartments, LP	Massachusetts

	Independence Park Asset Management Co, LLC	Delaware

(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

(14)	Power of Attorney.

Not Applicable.

(15)	Additional Exhibits.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

	(16)	Not Applicable

	(17)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

	(18)	Exhibit 31.1

	(19)	Exhibit 31.2

	(20)	Exhibit 32.1

	(21)	Exhibit 32.2

(c)		Other Financial Statements-Non-consolidated subsidiaries

Cranston/BVT Associates Limited Partnership Dover Parkade LLC

56

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned,

Thereunto Duly Authorized.

Dated: August 28, 2009

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 28, 2009	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

August 28, 2009	/s/ Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director
57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the consolidated financial statements of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and for the years then ended, and have issued our report thereon dated August 27, 2009; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and subsidiaries, listed in item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    /s/ CCR LLP

Glastonbury, Connecticut

August 27, 2009

58

First Hartford Corporation and Subsidiaries

Schedule II

Valuation And Qualifying Accounts

For The Years Ended April 30, 2009 and 2008

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts – describe		Deductions Describe	Balance at end of year

Year ended April 30, 2009:

Allowance for doubtful accounts receivable	$70,000	$62,226	$- 0 -	(a)	$88,226	$44,000

Allowance for deferred tax assets	$1,315,000	$1,505,000	$- 0 -		$- 0 -	$2,820,000

Year ended April 30, 2008:

Allowance for doubtful accounts receivable	$14,000	$65,845	$- 0 -	(a)	$9,845	$70,000

Allowance for deferred tax assets	$773,000	$542,000	$- 0 -		$- 0 -	$1,315,000

(a)        Write off of specific accounts receivable.

59

First Hartford Corporation and Subsidiaries

Schedule III

Real Estate and Accumulated Depreciation

April 30, 2009

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period
Description	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. in Latest Income Statement is Computed
Property Under Construction

Shopping Center, MA	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	9,195	9,195	- 0 -
Shopping Center, TX	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	194,971	194,971	- 0 -

Developed Properties

Shopping Centers: Connecticut	- 0 -	10,101,812	582,000	7,288,582	582,000	7,177,213	7,759,213	2,590,984	1990-1998	40 Years
Maine	3,411,691	- 0 -	- 0 -	- 0 -	- 0 -	3,726,052	3,726,052	- 0 -	2008-2009
Massachusetts	- 0 -	21,242,970	2,894,200	10,903,437	2,894,200	18,305,128	21,199,328	1,897,915	1981-2006	40 Years
Texas	45,681,185	- 0 -	16,862,215	- 0 -	16,862,215	29,233,951	46,096,166	365,424	2008-2009	40 Years

Apartments - MA	- 0 -	14,701,084	2,695,896	7,795,505	2,844,365	18,466,510	21,310,875	1,001,823	1973/2008	40 Years

Police Station, RI	- 0 -	9,675,144	- 0 -	10,132,902	- 0 -	10,132,902	10,132,902	776,860	2005-2007	25 Years
College & Restaurant, RI	- 0 -	10,964,070	- 0 -	10,371,640	- 0 -	10,363,677	10,363,677	1,380,329	2004	40 Years

	$49,092,876	$66,685,080 (1)	$23,034,311	$46,492,066	$23,182,780	$97,609,599	$120,792,379	$8,013,335

(1)                 Does not include the mortgage on the building housing the Company’s main office.

60

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2009

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Putnam Parkade, CT	5.52%	2014	$31,867 Principal & Interest Monthly Estimate due at Maturity $4,679,000	None	$5,600,000	$5,247,393	-
North Adams North Adams, MA	5.50%	2030	No interest due until escrow acct fully funded Anticipated 8/2009, then interest payments will begin	None	12,575,424	12,575,424	-
Plainfield Parkade, CT	5.875%	2030 Call date 12/1/2014	$ 33,177 Principal & Interest Monthly Estimate due at call date $4,123,000	None	5,300,000	4,854,419	-
Union Street West Springfield, MA	5.52%	2014	$52,637 Principal & Interest Monthly Estimate due at Maturity $7,745,000	None	9,250,000	8,667,546	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	273,399	-
Gibbs College	6.11%	2015	$67,884 Principal & interest monthly Estimate due at Maturity $9,377,000	None	11,700,000	10,964,070	-
Police Station Cranston, RI	6.41%	2031	$68,245 Principal & interest monthly	None	10,100,000	9,675,144	-

61

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2009

(continued)

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Rockland Place, Rockland, MA	7.937%	2018	$27,512 Principal & interest paid monthly	None	2,409,018	2,054,847	-
Rockland Place, Rockland, MA	11.00%	2017	$2,321 Principal & interest paid monthly	None	178,677	156,090	-
Rockland Place, Rockland, MA	5.36%	2024	Principal & all accrued interest due 01/01/24	None	18,315,482	1,828,910	-
Rockland Place Rockland, MA	7.250%	2046	$39,040 Principal & Interest paid monthly	None	$5,700,000	$5,662,698	-
Rockland Place, Rockland, MA	0.00%	2056	Non-interest bearing Due at Maturity	None	500,000	500,000	-
Rockland Place, Rockland, MA	0.00%	2046	Flexible subsidy capital improvement loan Payable upon surplus cash or at maturity	None	4,268,539	4,268,539	-
						$66,728,479

Balance at April 30, 2008	$67,663,181

New Mortgage Loans	50,000
Principal Payments	(984,702)
Principal Reductions	0

Balance at April 30, 2009	$66,728,479

62

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Cranston/BVT Associates Limited Partnership:

We have audited the accompanying balance sheets of Cranston/BVT Associates Limited Partnership (the "Partnership") as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
August 14, 2009

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
ASSETS
	2008	2007
Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building and improvements	17,336,650	17,161,650
	27,671,475	27,496,475
Less: accumulated depreciation and amortization	4,593,902	3,955,017
	23,077,573	23,541,458
Cash and cash equivalents	1,078,427	849,233
Tenant accounts receivable, less allowance for doubtful
accounts of $20,000 for 2008 and 2007	114,729	53,032
Rent receivable	786,431	761,927
Prepaid expenses	51,127	52,628
Mortgage escrows	340,045	254,405
Mortgage origination fees, net	148,986	172,510
Tenant improvements, net	53,050	-
Leasing commissions, net	185,321	205,408
	2,758,116	2,349,143
Total Assets	$25,835,689	$25,890,601
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage note payable	$34,285,540	$34,797,383
Accounts payable	29,907	17,615
Accrued liabilities	165,421	227,626
Prepaid rents	479,865	439,056
Tenant security deposits	38,750	50,964
	34,999,483	35,532,644
Partners' deficit	(9,163,794)	(9,642,043)
Total Liabilities and Partners' Deficit	$25,835,689	$25,890,601

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	2008	2007
Revenues:
Rental income	$4,608,670	$4,622,072
Operating expenses:
Rental expense	1,160,689	1,152,766
Depreciation and amortization	702,023	690,014
Selling, general and administrative	117,900	158,481
Management fees - related party	190,543	192,351
	2,171,155	2,193,612
Income from operations	2,437,515	2,428,460
Non-operating income (expense):
Interest and other income	16,516	16,343
Interest expense	(1,966,527)	(1,989,510)
	(1,950,011)	(1,973,167)
Net income	$487,504	$455,293

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	Cranston
	Parkade, LLC	CP/BVT, Inc.	Total
	(98% Owner)	(2% Owner)	Capital (Deficit)
Balance, January 1, 2007	$(9,934,706)	$90,947	$(9,843,759)
Net income	446,187	9,106	455,293
Distributions	(252,500)	(1,077)	(253,577)
Balance, December 31, 2007	(9,741,019)	98,976	(9,642,043)
Net income	477,754	9,750	487,504
Distributions	(3,000)	(6,255)	(9,255)
Balance, December 31, 2008	$(9,266,265)	$102,471	$(9,163,794)

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	2008	2007
Cash flows from operating activities:
Net income	$487,504	$455,293
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	702,023	690,016
Bad debt expense	57,113	68,453
(Increase) decrease in:
Tenant accounts receivable	(61,697)	150,159
Rent receivable	(81,617)	(75,247)
Prepaid expenses	1,501	1,092
Mortgage escrows	(85,640)	(28,549)
Tenant improvements	(53,050)	-
Leasing commissions	(19,527)	-
Increase (decrease) in:
Accounts payable	12,292	3,811
Accrued liabilities	(62,205)	(79,988)
Prepaid rents	40,809	200,903
Tenant security deposits	(12,214)	-
Net cash provided by operating activities	925,292	1,385,943
Cash flows from investing activities:
Purchases of real estate and improvements	(175,000)	(106,500)
Net cash used in investing activities	(175,000)	(106,500)
Cash flows from financing activities:
Repayments of mortgage note payable	(511,843)	(488,969)
Partner distributions	(9,255)	(253,577)
Net cash used in financing activities	(521,098)	(742,546)
Net increase in cash and cash equivalents	229,194	536,897
Cash and cash equivalents, beginning of year	849,233	312,336
Cash and cash equivalents, end of year	$1,078,427	$849,233
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,968,996	$1,991,869

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2008 and 2007

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided for in the lease agreements.  Rent receivable recorded in the accompanying balance sheets represents the amount of rental income recognized on a straight-line basis over the term of the related leases in excess of actual rental payments received.  There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Partnership's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings and improvements thereon are depreciated using the straight line method over an estimated useful life ranging from ten to forty years.  Depreciation and amortization expense on real estate and improvements for the years ended December 31, 2008 and 2007 was $638,884 and $633,389 respectively.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Partnership maintains cash and restricted cash, consisting of mortgage escrow accounts and tenant security deposits, with various financial institutions, the balance of which may periodically exceed current federal depository insurance limits.  Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum.  At December 31, 2008, cash equivalents totaled $1,045,122 and consisted of various money market accounts.  At December 31, 2007, cash equivalents totaled $370,309 and consisted of certificates of deposit.

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of the Partnership’s mortgage financing. The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

Amortization expense was $23,524 for each of the years ended December 31, 2008 and 2007. Amortization expense for the next five years is expected to be $23,524 per year.

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases.

Amortization expense for the years ended December 31, 2008 and 2007 was $39,615 and $33,103, respectively.  Amortization expense for the next five years is expected to be as follows:

Year ending December 31,
2009	$24,478
2010	24,478
2011	23,491
2012	11,179
2013	8,881

Tenant Improvements

Tenant improvements represent improvements to lease space made by the Partnership to accommodate the specific needs of tenants.  Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income.  For the years ended December 31, 2008 and 2007, amortization of tenant improvements reduced rental income by $13,262 and $-0-, respectively.

Prepaid rents

Prepaid rents consist of amounts collected from tenants in advance for rent, real estate taxes, and insurance.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

Income or loss of the Partnership is allocated on a pro-rata basis to each partner as defined by the Partnership agreement.  Income taxes or credits resulting from the operations of the Partnership are payable by, or accrue to the benefit of, the partners and, accordingly, are not reflected in the Partnership’s financial statements.

Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 interprets the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  When FIN No. 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when accounting for uncertain tax positions as compared to prior technical literature. On December 30, 2008, the FASB Staff issued FASB Staff Position (“FSP”) FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  As deferred by the guidance in FSP FIN No. 48-3, the Partnership is not required to implement the provisions of FIN No. 48 until fiscal years beginning after December 15, 2008. The deferred effective date is intended to provide the FASB with additional time to develop guidance on the application of FIN No. 48 to pass-through entities.  As such, the Partnership has not implemented those provisions in its 2008 financial statements.

Since the provisions of FIN No. 48 have not been implemented in accounting for uncertain tax positions, the Partnership continues to utilize its prior policy of accounting for these positions, following the guidance in SFAS No. 5, “Accounting for Contingencies.”  Disclosure is not required of a loss contingency involving an unasserted claim or assessment when there has been no manifestation by a potential claimant of an awareness of a possible claim or assessment unless it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. Using that guidance, as of December 31, 2008, the Partnership has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Fair Value Measurements

The Partnership has partially implemented SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosure requirements of fair value measurements and is effective for fiscal years beginning after November 15, 2007, except as it relates to non-recurring fair value measurements of non-financial assets and liabilities.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities.  The Partnership has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis therefore the disclosures required by SFAS No. 157 do not currently apply.  With regard to non-financial assets and liabilities which are not recognized or disclosed at fair value in the Partnership's financial statements on a recurring basis (at least annually), the standard is effective for fiscal years beginning after November 15, 2008.  The Partnership has determined that, at present, none of its non-financial assets and liabilities will be subject to measurement and disclosure under SFAS No. 157.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value Measurements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Partnership’s results of operations or financial position, as the Partnership has not elected the fair value option for any of its eligible financial assets or liabilities.

Note 2 – Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. Tenant accounts receivable represent unpaid base rent and reimbursements of certain costs such as real estate taxes, utilities, insurance and other common area costs. The Partnership establishes an allowance for doubtful tenant accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  As of December 31, 2008 and 2007, approximately 76% and 70%, respectively, of the tenant accounts receivable balance was due from four and two tenants, respectively.  Rent receivable represents the amount of rental income recognized on a straight-line basis over the term of the related leases in excess of actual rental payments received to date and management does not believe an allowance is necessary. Approximately 63% and 62% of the Partnership's rental income is from two tenants in 2008 and 2007, respectively.

Note 3 – Mortgage Note Payable

The Partnership has a mortgage note payable to a bank in the outstanding principal amount of $34,285,540 and $34,797,383 as of December 31, 2008 and 2007, respectively.  The mortgage note payable requires monthly payments of principal and interest totaling $206,737, carries interest at a fixed rate of 5.603% and is secured by the real estate of the Partnership.  All principal and accrued interest outstanding at May 2015 is due and payable at that time.

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending December 31,
2009	$547,328
2010	579,243
2011	613,019
2012	643,494
2013	686,286
2014 and thereafter	31,216,170
$34,285,540

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2008 and 2007

Note 4 - Related Party Transaction

The Partnership is party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 - Leases

The Partnership is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Partnership in monthly installments and the payments escalate by varying amounts annually. The Partnership records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $81,617 and $75,247 for the years ended December 31, 2008 and 2007, respectively.  During each of the years ended December 31, 2008 and 2007, a tenant terminated their lease prior to expiration of the lease term.  The related rent receivable balances which were written-off as of the termination date totaled $57,113 and $68,452, respectively,

Minimum future rental payments to be received on non-cancelable leases as of December 31, 2008, for each of the next five years are as follows:

Year ending December 31,
2009	$3,516,421
2010	3,560,372
2011	3,561,931
2012	2,868,003
2013	2,580,609

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
APRIL 30, 2009 AND 2008

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DOVER PARKADE LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Dover Parkade LLC

We have audited the accompanying balance sheets of Dover Parkade LLC (the "Company") as of April 30, 2009 and 2008, and the related statements of operations, changes in members’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glastonbury, Connecticut
August 14, 2009

DOVER PARKADE LLC
BALANCE SHEETS
APRIL 30, 2009 AND 2008
ASSETS
	2009	2008
Real estate and improvements:
Land	$3,154,000	$3,154,000
Building and improvements	10,994,066	10,994,066
	14,148,066	14,148,066
Less: accumulated depreciation and amortization	2,324,944	2,042,592
	11,823,122	12,105,474
Cash and cash equivalents	473,606	112,463
Tenant accounts receivable	3,171	-
Rent receivable	854,651	988,485
Prepaid expenses	67,877	63,976
Mortgage escrows	244,567	270,249
Mortgage origination fees, net	144,324	167,728
Tenant improvements, net	28,264	54,603
Leasing commissions, net	73,911	130,028
	1,890,371	1,787,532
Total Assets	$13,713,493	$13,893,006
LIABILITIES AND MEMBERS' DEFICIT
Liabilities:
Mortgage note payable	$19,420,451	$19,731,067
Accounts payable and accrued liabilities	92,412	113,304
Prepaid rents	57,431	16,570
Tenant security deposits	57,481	81,779
	19,627,775	19,942,720
Members' deficit	(5,914,282)	(6,049,714)
Total Liabilities and Members' Deficit	$13,713,493	$13,893,006

DOVER PARKADE LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008
	2009	2008
Revenues:
Rental income	$2,508,774	$2,544,247
Loss on early lease terminations	(89,964)	-
	2,418,810	2,544,247
Operating expenses:
Rental expenses	489,573	461,470
Depreciation and amortization	335,437	336,507
Selling, general and administrative	32,066	131,494
Management fees - related party	94,725	77,028
	951,801	1,006,499
Income from operations	1,467,009	1,537,748
Non-operating income (expense)
Other income	23,342	12,383
Interest expense	(1,062,919)	(1,082,195)
	(1,039,577)	(1,069,812)
Net income	$427,432	$467,936

DOVER PARKADE LLC
STATEMENTS OF CHANGES IN MEMBERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008
	Sixth		Total
	Venture, LLC	Tri-City Plaza, Inc.	Members' Equity
Balance, May 1, 2007	$(3,068,579)	$(3,068,579)	$(6,137,158)
Net income	233,968	233,968	467,936
Distributions	(190,246)	(190,246)	(380,492)
Balance, April 30, 2008	(3,024,857)	(3,024,857)	(6,049,714)
Net income	213,716	213,716	427,432
Distributions	(146,000)	(146,000)	(292,000)
Balance, April 30, 2009	$(2,957,141)	$(2,957,141)	$(5,914,282)

DOVER PARKADE LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008
	2009	2008
Cash flows from operating activities:
Net income	$427,432	$467,936
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	335,437	336,507
Loss on early lease terminations	89,964	-
(Increase) decrease in:
Tenant accounts receivable	(3,171)	36,109
Rent receivable	(59,257)	(122,446)
Prepaid expenses	(3,901)	(14,831)
Mortgage escrows	25,682	(64,533)
Tenant improvements	22,946	24,415
Leasing commissions	-	(8,711)
Increase (decrease) in:
Accounts payable and accrued liabilities	(20,892)	(1,800)
Prepaid rents	40,861	(116,410)
Tenant security deposits	(24,298)	-
Proceeds from early lease terminations	132,956	-
Net cash provided by operating activities	963,759	536,236
Cash flows from financing activities:
Repayments of mortgage note payable	(310,616)	(291,428)
Partner distributions	(292,000)	(473,266)
Net cash used in financing activities	(602,616)	(764,694)
Net increase (decrease) in cash and cash equivalents	361,143	(228,458)
Cash and cash equivalents, beginning of year	112,463	340,921
Cash and cash equivalents, end of year	$473,606	$112,463
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,064,306	$1,083,496

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2009 and 2008

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

The operating agreement dated May 1, 1999 (the “Agreement”) provides for the Company to be in existence until December 31, 2075, unless dissolved in accordance with the Agreement.  Generally, members are not personally liable for any debts or losses of the Company beyond their respective capital contributions.  Profits, losses and all gains and losses from a capital transaction shall be allocated to members based on their interest in the Company, which is presently fifty- percent to Sixth Venture, LLC and fifty-percent to Tri-City Plaza, Inc.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided for in the lease agreements.  Rent receivable recorded in the accompanying balance sheets represents the amount of rental income recognized on a straight-line basis over the term of the related leases in excess of actual rental payments received.  There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Company's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings and improvements thereon are depreciated using the straight line method over an estimated useful life ranging from twenty-five to forty years.  Depreciation and amortization expense on real estate and improvements for each of the years ended April 30, 2009 and 2008 was $282,352.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains cash and restricted cash consisting of mortgage escrow accounts with various financial institutions, the balance of which may periodically exceed current federal depository insurance limits.  Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum.  At April 30, 2009 cash equivalents consisting of a money market account totaled $376,332.  There were no cash equivalents at April 30, 2008.

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of the Company’s mortgage financing.  The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

Amortization expense was $23,404 for each of the years ended April 30, 2009 and 2008.  Amortization expense for the next five years is expected to be $23,404 per year.

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases and are accelerated in the event of an early termination of a tenant lease.

Amortization expense for the years ended April 30, 2009 and 2008 was $29,681 and $30,750, respectively. During fiscal year 2009, the Company accelerated amortization of leasing commissions totaling $26,436 as a result of the early termination of tenant leases, which is included in loss on early lease terminations in the accompanying statement of operations. Amortization expense for the next five years is as follows:

Year ending April 30:
2010	$19,665
2011	13,665
2012	7,957
2013	2,653
2014	2,653

Tenant Improvements

Tenant improvements represent improvements to leased space made by the Company to accommodate the specific needs of tenants.  Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income.  For the years ended April 30, 2009 and 2008, amortization of tenant improvements reduced rental income by $22,946 and $24,415, respectively.  During fiscal year 2009, the Company accelerated amortization of tenant improvements totaling $3,393 as a result of the early termination of a tenant lease, which is included in the loss on early lease terminations in the accompanying statement of operations.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (Continued)

Prepaid rents

Prepaid rents consist of amounts collected from tenants in advance for rent, real estate taxes, and insurance.

Income Taxes

Income or losses of the Company are allocated on a pro-rata basis to each member as defined by the Agreement.  Income taxes or credits resulting from the operations of the Company are payable by, or accrue to the benefit of, the members and, accordingly, are not reflected in the financial statements.

Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 interprets the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  When FIN No. 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when accounting for uncertain tax positions as compared to prior technical literature. On December 30, 2008, the FASB Staff issued FASB Staff Position (“FSP”) FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  As deferred by the guidance in FSP FIN No. 48-3, the Company is not required to implement the provisions of FIN No. 48 until fiscal years beginning after December 15, 2008. The deferred effective date is intended to provide the FASB with additional time to develop guidance on the application of FIN No. 48 to pass-through entities.  As such, the Company has not implemented those provisions in its April 30, 2009 financial statements.

Since the provisions of FIN No. 48 have not been implemented in accounting for uncertain tax positions, the Company continues to utilize its prior policy of accounting for these positions, following the guidance in SFAS No. 5, “Accounting for Contingencies.”  Disclosure is not required of a loss contingency involving an unasserted claim or assessment when there has been no manifestation by a potential claimant of an awareness of a possible claim or assessment unless it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. Using that guidance, as of April 30, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Company has partially implemented SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosure requirements of fair value measurements and is effective for fiscal years beginning after November 15, 2007, except as it relates to non-recurring fair value measurements of non-financial assets and liabilities.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities.  The Company has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis therefore the disclosures required by SFAS No. 157 do not currently apply.  With regard to non-financial assets and liabilities which are not recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually), the standard is effective for fiscal years beginning after November 15, 2008.  The Company has determined that, at present, none of its non-financial assets and liabilities will be subject to measurement and disclosure under SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s results of operations or financial position, as the Partnership has not elected the fair value option for any of its eligible financial assets or liabilities.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2 – Financial Instruments

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. Tenant accounts receivable represent unpaid base rent and reimbursements of certain costs such as real estate taxes, utilities, insurance and other common area costs.  The Company establishes an allowance for doubtful tenant accounts based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Management believes that tenant accounts receivable and rent receivable are fully collectible at April 30, 2009 and 2008, and therefore has not recorded an allowance for doubtful accounts.  As of April 30, 2009, 100% of tenant accounts receivable is due from two tenants.  Rent receivable represents the amount of rental income recognized on a straight-line  basis over the term of the related leases in excess of actual rental payments received to date and management does not believe an allowance is necessary.  Approximately 54% and 53% of the Company's rental income is from one tenant in 2009 and 2008, respectively.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2009 and 2008

Note 3 – Mortgage Note Payable

The Company has a mortgage note payable to a bank in the outstanding principal amount of $19,420,451 and $19,731,067 as of April 30, 2009 and 2008, respectively.  The mortgage note requires monthly payments of principal and interest totaling $114,577, carries interest at a fixed rate of 5.358%, and is secured by the real estate of the Company.  All principal and accrued interest outstanding at August 2015 is due and payable at that time.

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending April 30:
2010	$327,917
2011	346,182
2012	362,705
2013	385,665
2014	407,145
Thereafter	17,590,837
$19,420,451

Note 4 – Related Party Transaction

The Company is party to a property management agreement with Paramount Realty, which is related to a member of the Company.  The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 – Leases

The Company is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Company in monthly installments and the payments escalate by varying amounts annually. The Company records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $59,257 and $122,446 for the years ended April 30, 2009 and 2008, respectively.  During the year ended April 30, 2009, two tenants’ leases were terminated prior to expiration of their lease terms.  The related rent receivable balances, totaling $193,091, were written-off as of the termination dates and included in the loss on early lease terminations.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2009, for each of the next five years are as follows:

Year ending April 30:
2010	$1,777,218
2011	1,567,136
2012	1,464,092
2013	1,391,759
2014	1,393,321