Form 10-Q
period 2009-07-31
FIRST HARTFORD CORP
filed 2009-10-19
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009.

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

X Yes   ⁪ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⁪ Yes   ⁪ No

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

3,027,965 as of October 12, 2009

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2009	April 30, 2009
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$120,544,753	$120,518,077
Equipment and tenant improvements	1,355,812	1,355,388
	121,900,565	121,873,465

Less: accumulated depreciation and amortization	9,318,620	8,622,299
	112,581,945	113,251,166

Property under construction	716,952	274,302
	113,298,897	113,525,468

Cash and cash equivalents	2,841,947	2,760,342

Cash and cash equivalents - restricted	1,466,353	870,815

Marketable securities - available for sale	1,513,659	1,146,679

Accounts and notes receivable, less allowance for doubtful accounts
of $54,000 and $44,000 as of July 31, 2009 and April 30, 2009, respectively	1,894,644	1,904,671

CVS related receivables	5,455,017	8,298,847

Deposits, escrows, prepaid and deferred expenses, net	6,053,283	5,825,969

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	441,748	433,135

Deferred tax assets, net	1,238,000	1,238,000

Total Assets	$134,213,213	$136,013,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	July 31, 2009	April 30, 2009
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loans payable	$49,689,715	$49,092,876
Mortgages payable	66,483,813	66,728,479
Notes payable	240,192	241,708
	116,413,720	116,063,063

Accounts payable	939,202	993,342
CVS related payables	6,651,742	8,884,092
Accrued liabilities	3,582,866	3,837,884
Deferred income	440,475	298,805
Accrued cost of derivatives	2,602,950	3,427,515
Other liabilities	4,989,071	5,131,497
Due to related parties and affiliates	72,000	72,000
Total Liabilities	135,692,026	138,708,198

Shareholders' Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	2,156,111	2,156,111
Deficit	(12,318,498)	(12,986,202)
Accumulated other comprehensive loss	(194,496)	(488,228)
Treasury stock, at cost, 270,644 and 270,444 shares as of July 31, 2009
and April 30, 2009, respectively	(2,044,429)	(2,044,114)
Total Company Shareholders’ Deficiency	(9,102,703)	(10,063,824)
Noncontrolling interests	7,623,890	7,369,217

Total Shareholders’ Deficiency	(1,478,813)	(2,694,607)

Total Liabilities and Shareholders’ Deficiency	$134,213,213	$136,013,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	July 31, 2009	July 31, 2008
Operating revenues:
Rental income	$3,106,372	$2,395,443
Service income	1,594,634	366,207
Other	246,187	61,137
	4,947,193	2,822,787

Operating costs and expenses:
Rental expenses	1,906,504	1,267,650
Service expenses	903,227	405,252
Selling, general and administrative	1,050,787	1,280,586
	3,860,518	2,953,488

Income (loss) from operations	1,086,675	(130,701)

Non-operating income (expense)
Interest expense	(1,527,295)	(915,538)
Other income	37,510	-0-
Gain on derivatives	824,565	413,325
Equity in earnings of unconsolidated subsidiaries	142,975	195,414

	(522,245)	(306,799)

Income (loss) before income taxes	564,430	(437,500)

Provision for income taxes	16,717	15,576

Net income (loss)	547,713	(453,076)

Net loss (income) attributable to noncontrolling interests	119,991	(2,420)

Net income (loss) attributable to Company before other comprehensive
income (loss)	667,704	(455,496)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities during the period	293,732	(193,670)

Comprehensive income (loss)	961,436	(649,166)

Comprehensive (income) loss attributable to noncontrolling interests	(126,522)	96,835

Comprehensive income (loss) attributable to Company	$834,914	$(552,331)

Net income (loss) per share - basic	$0.22	$(0.15)

Net income (loss) per share - diluted	$0.22	$(0.15)

Shares used in basic per share computation	3,028,065	3,041,234

Shares used in diluted per share computation	3,064,681	3,041,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended

	July 31, 2009	July 31, 2008

Cash flows from operating activities:
Net income (loss)	$547,713	$(453,076)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(142,975)	(195,414)
Gain on sale of marketable securities	(37,510)	-0-
Depreciation	709,871	436,363
Amortization	74,663	57,921
Deferred income taxes	-0-	-0-
Gain on derivatives	(824,565)	(413,325)

(Increase) decrease in:
Accounts and notes receivable, net	2,853,857	(269,555)
Deposits, escrows, prepaid and deferred expenses	(301,977)	(1,171,771)
Cash and cash equivalents - restricted	(595,538)	(319,714)

Increase (decrease) in:
Accrued liabilities	(255,018)	(1,414,643)
Deferred income	141,670	(18,690)
Accounts payable	(2,286,490)	1,680,686

Net cash used in operating activities	(116,299)	(2,081,218)

Cash flows from investing activities:
Distributions from affiliates, net	549	44,994
Purchase of marketable securities, net	(35,738)	(25,797)
Purchase of equipment and tenant improvements	(13,974)	(21,172)
Additions to developed properties and properties under construction	(469,326)	(6,462,645)
Net cash used in investing activities	(518,489)	(6,464,620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended
	July 31, 2009	July 31, 2008

Cash flows from financing activities:
Noncontrolling distributions from consolidated joint ventures	-0-	(17,677)
Limited partners investment in consolidated joint ventures	374,664	1,498,138
Purchase of treasury stock	(315)	(7,425)

Proceeds from:
Construction loans payable	841,872	7,977,783
Mortgages payable	-0-	-0-
Notes payable	-0-	-0-
Principal payments on:
Construction loans payable	(245,033)	-0-
Mortgages payable	(244,666)	(229,258)
Notes payable	(1,516)	(1,502)
Advances to related parties and affiliates, net	(8,613)	(7,307)

Net cash provided by financing activities	716,393	9,212,752

Net increase in cash and cash equivalents	81,605	666,914

Cash and cash equivalents, beginning of period	2,760,342	3,403,845

Cash and cash equivalents, end of period	$2,841,947	$4,070,759

Cash paid during the period for interest	$1,434,726	$1,068,615
Cash paid during the period for income taxes	$28,417	$10,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2009.

Certain amounts in the statement of cash flows for the three months ended July 31, 2008 have been reclassified to conform to the current period presentation. In addition, the Company has made certain reclassifications to prior-period amounts to conform to the current period presentation of noncontrolling interests as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Significant Accounting Policies

There has been no change in the Company's significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended April 30, 2009, except as discussed below.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(revised 2007), “Business Combinations”, which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amended certain provisions of SFAS No. 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for the Company on May 1, 2009, but did not have any impact on the Company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS No. 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The Company adopted SFAS No. 160 effective May 1, 2009. The provisions of SFAS No. 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. In addition, SFAS No. 160 requires reporting noncontrolling interests as a component of equity in the Company’s Condensed Consolidated Balance Sheets and below income tax expense in the Company’s Condensed Consolidated Statements of Operations. As required by SFAS No. 160, the Company has retrospectively applied the presentation to the Company’s prior year balances in the Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 became effective for the Company on May 1, 2009, but did not have any impact on the Company’s Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted SFAS No. 165 for the quarter ended July 31, 2009 and has evaluated and assessed all events occurring subsequent to July 31, 2009 through October 19, 2009, the filing date of the Company’s Form 10-Q.

 In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted FSP FAS 107-1 and APB 28-1 effective May 1, 2009. See Note 5 for required disclosures.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted net income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock"  method).

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

The Company recognized a gain of $824,565 on derivatives during the quarter ended July 31, 2009.  The aggregate fair value of the Company's swap contracts were in an unfavorable position of $(2,602,950) as of July 31, 2009 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment in Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended July 31
	2009	2008
Cranston Parkade, LLC
Revenues	$1,245,828	$1,312,327
Expenses	1,014,774	1,064,070
Net Profit	$ 231,054	$ 248,257
Dover Parkade, LLC
Revenues	$ 559,956	$ 652,367
Expenses	506,160	507,186
Net Profit	$ 53,796	$ 145,181

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not discontinued applying the Equity Method since the Company considered itself to be committed to providing financial support to the partnerships.  As of July 31, 2009 and April 30, 2009, $4,914,233 and $5,056,659, respectively, is included in other liabilities in the condensed consolidated balance sheets representing the carrying value of these investments.

4.         Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before May 1, 2006. State jurisdictions could remain subject to examination for longer periods.

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

As of July 31, 2009, the Company has concluded that it is more likely than not that the Company will realize $1,238,000 in deferred tax assets.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on May 1, 2008 for its financial assets and liabilities which are measured at fair value on a recurring basis. Additionally, during the quarter ended July 31, 2009, in accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) the Company now applies SFAS No. 157 to financial and nonfinancial assets and liabilities. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with SFAS 157, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:

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

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,513,659	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(2,602,950)	-0-
Total	$1,513,659	$(2,602,950)	$ -0-

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents, accounts and notes receivable, and CVS related receivables. Financial liabilities with carrying values approximating fair value include accounts payable, accrued liabilities, CVS related payables and long-term debt. The carrying value of  these  financial assets and liabilities approximates fair value due to their short maturities and due to their interest rates approximating current market rates for long-term debt.

6.         Subsequent Events:

On August 4, 2009, the Company sold a shopping center under development in Bangor, Maine. The Company received $4,300,000 and paid off the construction loan of approximately $3,400,000. The Company made a small marginal profit on the transaction.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.         Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective for the Company during the first quarter of fiscal year 2011. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for the Company during the second quarter of 2009 and will require the Company to update all existing GAAP references to the new codification references for all future filings.

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2009 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations:

Rental income increased approximately $711,000 for the three month period ended July 31, 2009 compared to the period ended July 31, 2008.  The stores opened after July 31, 2008 in the Edinburg, Texas Shopping Center amounted to approximately $550,000 of this increase.

Service income increased approximately $1,228,000 over the three month period ended July 31, 2008.  Fees from CVS Pharmacy amounted to approximately $1,140,000 of this increase.  Although the amount of fees being earned has grown impressively, the increase is a result of comparing a very active period to one in which the Company underperformed.

Other revenue increased approximately $185,000 over the three month period ended July 31, 2008. Approximately $211,000 of other revenue recognized during the current quarter was a result of a governmental award related to sales  tax revenue generated by the Edinburg, Texas Shopping Center.

Rental expense increased $639,000 during the current period of which $326,000 is a result of the Edinburg, Texas Shopping Center which didn't have any rental expenses during the period ended July 31, 2008. Rental expenses for the Rockland Housing project increased approximately $167,000 over the period ended July 31, 2008 which includes a $61,000 increase for depreciation and a $106,000 increase for repairs and other rental expenses.  The balance of the increase is spread throughout the other properties and are basically recovered by pass-through charges that are billed as additional rents. Losses from Rockland are eliminated against the noncontrolling interest of the Limited Partner (99.99%).

The increase in service cost of $498,000 is directly related to the increase in service income.

The decrease in selling, general and administrative expenses is a result of a reduction of professional and legal fees in connection with the Kaplan lawsuit.

In the current period, $699,000 was charged to interest expense from the Edinburg, Texas Shopping center.  Although approximately $286,000 of this interest is attributable to construction loans for additional phases of an expansion of the shopping center, the interest is being expensed due to the current low level of construction activity which is attributable to the economic downturn.

Capital Resources and Liquidity

The Company ended the period with approximately $2,842,000 of unrestricted cash and cash equivalents. The unrestricted cash and cash equivalents includes approximately $2,185,000 belonging to less than wholly-owned consolidated partnerships (CP Associates $1,348,000, and Rockland Place LP $837,000). Funds received from CVS Pharmacy which are to be paid out in connection with CVS development projects amounted to approximately $1,466,000 and is included in restricted cash and cash equivalents.

As previously disclosed, Gibbs College which leases 60,000 SF from CP Associates has announced they are closing the Gibbs Schools on December 31, 2009.  However, the lease is in effect through 2018 and is secured by Career Education (symbol CECO on the NASDAQ).  It is their obligation to replace the occupant or continue paying the rent under the lease.  The mortgage has a balloon payment due in 2015.  The members of CP Associates, LLC have earmarked marketable securities with a balance of $1,180,000 as of July 31, 2009 to refit the building for new tenants at the appropriate time. Since the investment market had deteriorated, additional funds have been accumulated in money market accounts for this purpose.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity (continued):

The Company has been instructed by the United States District Court – District of Maine to buy back the minority shareholder interest held by Richard Kaplan.  The Judge has set a value of approximately $2.9 million.  The parties are not in agreement over terms of payment.  The Court has assigned a Special Master which recommended terms that are agreeable to the Company but objected to by Richard Kaplan requiring the court to issue a future Special Ruling.

The following schedule outlines our long term obligation at April 30, 2009 (does not include Kaplan Buyout or any contract for the benefit of CVS):

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	112,806,146	976,486	36,086,270	3,133,036	72,610,354

Short-Term Debt	3,607,574	3,607,574

Purchase Obligations	80,000	80,000

Total	116,493,720	4,664,060	36,086,270	3,133,036	72,610,354

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of July 31, 2009, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2009, except for the issuance of a recommendation (Kaplan Suit) by the court appointed Special Master as to terms of payment which are agreeable to the Company but objected to by Richard Kaplan requiring the court to issue a future Special Ruling.

Item 1A.           RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                         None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                        None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

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

Exhibit 32.2      Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
October 19, 2009	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
October 19, 2009	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer