Form 10-Q
period 2009-10-31
FIRST HARTFORD CORP
filed 2010-01-13
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the X Yes   ⁪ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ⁪ Yes   ⁪ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

3,027,965 as of January 8, 2010

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2009	April 30, 2009
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$109,242,377	$120,518,077
Equipment and tenant improvements	1,360,539	1,355,388
	110,602,916	121,873,465

Less: accumulated depreciation and amortization	9,824,458	8,622,299
	100,778,458	113,251,166

Property under construction	812,611	274,302
	101,591,069	113,525,468

Cash and cash equivalents	2,828,329	2,760,342

Cash and cash equivalents - restricted	1,811,949	870,815

Marketable securities - available for sale	1,605,639	1,146,679

Accounts and notes receivable, less allowance for doubtful accounts
of $212,000 and $44,000 as of Oct. 31, 2009 and April 30, 2009, respectively	2,234,845	1,904,671

Other receivables	14,652,040	8,298,847

Deposits, escrows, prepaid and deferred expenses, net	6,884,576	5,825,969

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	452,728	433,135

Deferred tax assets, net	1,238,000	1,238,000

Total Assets	$133,308,840	$136,013,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

	October 31, 2009	April 30, 2009
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loans payable	$46,595,806	$49,092,876
Mortgages payable	66,282,931	66,728,479
Notes payable	238,673	241,708
	113,117,410	116,063,063

Accounts payable	1,003,964	993,342
Other payables	8,498,337	8,884,092
Accrued liabilities	2,480,438	3,837,884
Deferred income	273,293	298,805
Accrued cost of derivatives	2,810,601	3,427,515
Other liabilities	4,904,965	5,131,497
Due to related parties and affiliates	74,700	72,000
Total Liabilities	133,163,708	138,708,198

Shareholders' Equity (Deficiency):
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	4,346,460	2,156,111
Accumulated deficit	(12,813,537)	(12,986,202)
Accumulated other comprehensive loss	(313,247)	(488,228)
Treasury stock, at cost, 270,644 and 270,444 shares as of October 31, 2009
and April 30, 2009, respectively	(2,044,429)	(2,044,114)
Total Company Shareholders’ Deficiency	(7,526,144)	(10,063,824)
Noncontrolling interests	7,671,276	7,369,217

Total Shareholders’ Equity (Deficiency)	145,132	(2,694,607)

Total Liabilities and Shareholders’ Equity (Deficiency)	$133,308,840	$136,013,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2009	Oct. 31, 2008	Oct. 31, 2009	Oct. 31, 2008
Operating revenues:
Rental income	$3,570,040	$2,639,716	$6,676,412	$5,035,159
Service income	1,145,480	589,860	2,740,114	956,067
Sales of real estate	4,300,000	1,029,776	4,300,000	1,029,776
Other	58,619	58,470	304,806	119,607
	9,074,139	4,317,822	14,021,332	7,140,609

Operating costs and expenses:
Rental expenses	2,588,824	1,657,065	4,495,328	2,924,715
Service expenses	626,469	269,619	1,529,696	674,871
Cost of sales, real estate	3,750,828	726,776	3,750,828	726,776
Selling, general and administrative	1,154,003	1,074,502	2,204,790	2,355,088
	8,120,124	3,727,962	11,980,642	6,681,450

Income from operations	954,015	589,860	2,040,690	459,159

Non-operating income (expense):
Interest expense	(1,676,899)	(1,018,963)	(3,204,194)	(1,934,501)
Other income	197,807	285,880	235,317	285,880
(Loss) gain on derivatives	(207,652)	(472,650)	616,913	(59,325)
Equity in earnings of unconsolidated subsidiaries	285,120	156,787	428,095	352,201
	(1,401,624)	(1,048,946)	(1,923,869)	(1,355,745)

(Loss) income before income taxes	(447,609)	(459,086)	116,821	(896,586)

Provision for income taxes	44	0	16,761	15,576

Net (loss) income	(447,653)	(459,086)	100,060	(912,162)

Net (income) loss attributable to noncontrolling interests	(47,386)	232,087	72,605	229,667

Net (loss) income attributable to Company before
other comprehensive loss	(495,039)	(226,999)	172,665	(682,495)

Other comprehensive loss, net of tax:
Unrealized holding (losses) gains on securities during the period	(118,751)	(178,338)	174,981	(372,008)

Comprehensive (loss) income	(613,790)	(405,337)	347,646	(1,054,503)

Comprehensive (income) loss attributable to noncontrolling interests	(4,152)	89,169	(130,674)	186,004

Comprehensive (loss) income attributable to Company	$(617,942)	$(316,168)	$216,972	$(868,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2009	Oct. 31, 2008	Oct. 31, 2009	Oct. 31, 2008

Net (loss) income per share - basic	$(0.16)	$(0.07)	$0.06	$(0.22)

Net (loss) income per share - diluted	$(0.16)	$(0.07)	$0.06	$(0.22)

Shares used in basic per share computation	3,028,065	3,039,967	3,028,065	3,040,600

Shares used in diluted per share computation	3,028,065	3,039,967	3,064,681	3,040,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended

	October 31, 2009	October 31, 2008

Cash flows from operating activities:
Net income (loss)	$100,060	$(912,162)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(428,095)	(352,201)
Gain on sales of real estate	(549,172)	(303,000)
Gain on sale of marketable securities	(235,317)	(285,880)
Depreciation	1,222,808	932,958
Amortization	148,799	113,664
Deferred income taxes	-0-	-0-
(Gain) loss on derivatives	(616,913)	59,325

(Increase) decrease in:
Accounts, notes and other receivables, net	1,316,633	(1,586,001)
Deposits, escrows, prepaid and deferred expenses	(1,207,406)	(1,069,372)
Cash and cash equivalents – restricted	(941,134)	(443,199)

Increase (decrease) in:
Accrued liabilities	832,903	(1,430,049)
Deferred income	(25,512)	149,162
Accounts and other payables	(375,133)	4,540,402

Net cash used in operating activities	(757,479)	(586,353)

Cash flows from investing activities:
Distributions from affiliates, net	201,562	98,711
(Purchase of) proceeds from sale of marketable securities, net	(48,662)	227,799
Purchase of equipment and tenant improvements	(25,800)	(69,456)
Proceeds from sale of real estate, net of closing costs	3,750,343	972,444
Additions to developed properties and properties under construction	(463,780)	(14,696,574)
Net cash provided by (used in) investing activities	3,413,663	(13,467,076)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended
	October 31, 2009	October 31, 2008

Cash flows from financing activities:
Noncontrolling distributions from consolidated joint ventures	-0-	(17,677)
Limited partners investment in consolidated joint ventures	374,664	1,498,138
Purchase of treasury stock	(315)	(7,425)

Proceeds from:
Construction loans payable	1,125,537	13,463,356
Mortgages payable	-0-	50,000
Notes payable	-0-	-0-
Principal payments on:
Construction loans payable	(3,622,607)	(855,787)
Mortgages payable	(445,548)	(476,478)
Notes payable	(3,035)	(3,007)
Advances to related parties and affiliates, net	(16,893)	(17,315)

Net cash (used in) provided by financing activities	(2,588,197)	13,633,805

Net increase (decrease) in cash and cash equivalents	67,987	(419,624)

Cash and cash equivalents, beginning of period	2,760,342	3,403,845

Cash and cash equivalents, end of period	$2,828,329	$2,984,221

Cash paid during the period for interest	$3,032,328	$1,544,371
Cash paid during the period for income taxes	$28,461	$10,576

Non-cash investing and financing activities:
Reduction of developed properties resulting from an increase in
other receivables related to Edinburg reimbursement agreement	$8,000,000	$-0-

Reduction of accrued liabilities resulting from decrease in capital in excess of par for common stock to be redeemed in connection
with the Kaplan matter	$2,190,349	$-0-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Hartford Corporation, its wholly owned subsidiaries and other controlled subsidiaries (collectively referred to as the "Company").  The Company reflects noncontrolling interest for the non-owned portions of consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in the condensed consolidated financial statements, including construction revenues and costs of development for the Company's own use (rental/future sale).

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2009.

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at October 31, 2009, including the estimates inherent in the process of preparing financial statements. We have evaluated such subsequent events through January 13, 2010, which is the date the accompanying unaudited interim condensed consolidated financial statements were issued.

Certain amounts in the statement of cash flows for the six months ended October 31, 2008 have been reclassified to conform to the current period presentation. In addition, the Company has made certain reclassifications to prior-period amounts to conform to the current period presentation of noncontrolling interests as a result of adopting new guidance issued by the Financial Accounting Standards Board.

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

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other then guidance issued by the Securities and Exchange Commission. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate ASC topics.

The Company has adopted updated guidance included in ASC 805, Business Combinations effective May 1, 2009. The updated guidance requires an acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The updated guidance changed the accounting treatment and disclosure for certain specific items and addresses application issues on the accounting for contingencies in a business combination.

The Company has adopted updated guidance included in ASC 810, Consolidation effective May 1, 2009. The updated guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The updated guidance requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. The adoption of the requirements of the updated guidance had an impact on the presentation and disclosure of noncontrolling (minority) interests in the condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of the updated guidance, the Company has reflected the change in presentation and disclosure for all periods presented.

In March 2008, the FASB issued guidance to amend the requirements of ASC 815, Derivatives and Hedging. The requirements of the updated guidance are intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures for derivative and hedging activities. The adoption of the requirements of the updated guidance became effective for the Company on May 1, 2009, but did not have a material impact on the Company’s condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Significant Accounting Policies (continued):

In April 2009, the FASB issued guidance to amend the requirements of ASC 825, Financial Instruments. The updated guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The updated guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of the requirements of the updated guidance became effective on May 1, 2009, but did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company recognized a loss on derivatives of $207,652 for the quarter ended October 31, 2009 and a gain on derivatives for the six month period ended October 31, 2009 of $616,913.  The aggregate fair value of the Company's swap contracts were in an unfavorable position of $2,810,601 as of October 31, 2009 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

3.         Investment in Affiliated Partnerships

Investments in entities in which the Company is not the general partner and has less than a 20% interest are carried at cost.  Distributions received from those entities are included in income.  Distributions received in excess of the Company's proportionate share of capital are applied as a reduction of the cost of the investments. Investments in entities in which the Company has a 20-50% interest but does not control are carried at cost and are subsequently adjusted for the Company's proportionate share of their undistributed earnings or losses and any distributions (Equity Method).

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment in Affiliated Partnerships (continued):

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended October 31		Six Months Ended October 31
	2009	2008	2009	2008
Cranston Parkade, LLC
Revenues	$1,157,809	$1,173,747	$2,403,637	$2,486,074
Expenses	1,003,649	1,014,943	2,018,423	2,079,013
Net Profit	$154,160	$158,804	$385,214	$407,061
Dover Parkade, LLC
Revenues	$559,195	$657,690	$1,119,151	$1,310,057
Expenses	545,142	508,957	1,051,302	1,016,143
Net Profit	$14,053	$148,733	$67,849	$293,914

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not discontinued applying the Equity Method since the Company considered itself to be committed to providing financial support to the partnerships.  As of October 31, 2009 and April 30, 2009, $4,830,127 and $5,056,659, respectively, is included in other liabilities in the condensed consolidated balance sheets representing the carrying value of these investments.

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

As of October 31, 2009, the Company has concluded that it is more likely than not that the Company will realize $1,238,000 in deferred tax assets.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements

The Company follows the requirements of ASC 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value by requiring the Company to categorize its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below.  If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement.  The three levels of the hierarchy are defined as follows:

•	Level 1 -	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical assets or liabilities;

•	Level 2 -

Quoted prices for identical assets or liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

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

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,605,639	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(2,810,601)	-0-
Total	$1,605,639	$(2,810,601)	$ -0-

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents, accounts and notes receivable, and CVS related receivables. Financial liabilities with carrying values approximating fair value include accounts payable, accrued liabilities, CVS related payables and long-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities or due to their interest rates approximating current market rates for long-term debt.

6.         Subsequent Events:

On November 23, 2009, the Court ruled upon the decision and report of the Special Master concerning the terms of payment resulting from the lawsuit styled as Kaplan v. First Hartford Corporation and Neil Ellis.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.         Subsequent Events (continued):

The Court ruled that (1) First Hartford should pay $500,000 upon entry of final judgment with the remaining balance to be paid in equal installments over 5 years and (2) First Hartford is to give commercially reasonable security to guarantee payment of the debt, which consists mainly of proceeds from three wholly-owned shopping centers (net of mortgage payments and expenses), thus creating excess funds, in addition to securing the Kaplan note, which could be used to retire the judgment amount in less than 5 years.  If for any reason such proceeds are inadequate to service the remaining installments, other sources outlined in the decision could be called upon.

Pre-judgment interest was awarded to Kaplan from September 15, 2005 (the filing date) to the entry date of a final judgment. The Court determined that the interest was not to be compounded and should be paid after the initial obligation is paid in full.  Post-judgment interest is to be paid at the statutory rate (approximately 0.5%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors (currently 5.81%).

The Court has previously ruled that the Company is required to buy “Richard Kaplan’s individually owned stock, stock he owns beneficially through family trusts and other business entities, and stock where he shares control with his brother.” Kaplan maintains that the total number of shares falling within these classes totals 591,254, with 145,719 shares individually owned by him. The Company does not dispute the number of shares Kaplan owns individually. However, no determination has been made as to how many shares Kaplan owns beneficially through family trusts and other business entities or where he shares control with his brother. The Court has remanded the matter to the Special Master to make that determination.

The Company had previously accrued $2.9 million for the obligation to redeem Richard Kaplan’s shares, which did not include a liability for pre or post judgment interest.  As a result of the Court’s November 23, 2009 decision, the Company has reevaluated the initial recording of a liability for all 591,254 shares. Per ASC 450, Contingencies, when a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. The ASC 450 guidance uses the terms probable, reasonably possible and remote to identify three areas within that range, as follows:

a.       Probable. The future event or events are likely to occur.

b.       Reasonable possible. The chance of the future event or events occurring is more than remote but less than likely.

c.       Remote. The chance of the future event or events occurring is slight.

The Company has concluded that (a) Due to the Court’s November 23, 2009 decision only 145,719 shares would fall into the class of Probable and should remain as a liability. The balance falls into the class of Reasonably Possible and should not be recorded as a liability at October 31, 2009. Interest on the 145,719 shares falls into the class of Probable. As a result of the Court’s ruling, the Company has accrued simple interest at 5.77% from September 15, 2005 to October 31, 2009 in the amount of $150,922, which is net of dividends paid during the period of $14,572. The Company has recorded the $709,651 obligation to redeem Richard Kaplan’s shares as a reduction of capital in excess of par, which will be reclassified to treasury shares upon Company receipt of the shares.  The Company has recorded $150,922 of interest expense during the quarter ended October 31, 2009, which represents the amount of pre-judgment interest the Company will be required to pay in connection with the Court’s most recent ruling.  If the Court finds that Richard Kaplan owns more than 145,719 shares, this liability will be increased for the obligation to redeem additional shares and pay additional interest.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.         Significant Agreements

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, Texas, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with the agreement, the Company is entitled to receive reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives as defined in the agreement.

Public Infrastructure Reimbursements

During the quarter ended October 31, 2009, the Company recorded an other receivable from the City of Edinburg in the amount of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is to be paid solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $230,950 in reimbursements of eligible public infrastructure costs through October 31, 2009.  Payment of the remaining receivable of $7,769,050 depends on the amount of and timing of the issuance of the public infrastructure bonds.  Since the receivable is for the reimbursement of public infrastructure costs that the Company incurred in the construction of the shopping center, the Company has recorded an $8,000,000 reduction to the cost basis of the shopping center.

Other Cash Incentives

In connection with the agreement, the Company will also receive a grant from the Edinburg Economic Development Corporation (“EEDC”) in the amount of $4,000,000 for site improvements and may receive additional incentives, upon satisfaction of certain conditions as defined in the agreement, of up to $4,000,000 from the EEDC. The initial $4,000,000 grant from the EEDC is payable solely from ½% of the sales tax revenue generated from the shopping center and will be recorded by the Company as other operating revenue when received.  The Company has received $230,950 of the initial $4,000,000 grant from the EEDC during the sixth months ended October 31, 2009.

8.         Recent Accounting Pronouncements

In June 2009, The FASB issued guidance to change financial reporting of enterprises with variable interest entities (“VIEs”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Also, the guidance requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This guidance shall be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of this new guidance.

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

Results of Operations:

Sale of real estate during the three and six month periods ended October 31, 2009 were solely from the sale of the Company’s leasehold interests in and improvements made to Triangle Center in Bangor, Maine.  The sale of real estate in the three and six months period ended October 31, 2008 were solely from the sale of an outparcel in Edinburg, Texas.

Increases in rental income are almost exclusively from stores which opened in Edinburg, Texas subsequent to October 31, 2008.

During the three and six month periods ended October 31, 2009, service income increased by approximately $556,000 and $1,784,000 from the three and six month periods ended October 31, 2008.  This increase was almost exclusively from our CVS Pharmacy business.

Increases in rental expenses are almost exclusively from the shopping center in Edinburg, Texas, which had minimal expenses for the periods ended October 31, 2008.  The largest increases specifically related to real estate taxes and depreciation.  Due to the current low level of construction, the Company has been expensing all the real estate taxes, including those related to parcels that are currently not being worked on.

Increases in service expenses are directly attributed to the increased service income from our CVS Pharmacy business.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (continued):

Results of Operations (continued):

For the three and six month periods ended October 31, 2009, $711,000 and $1,409,000, respectively, was charged to interest expense on construction loans related to the Edinburg, Texas shopping center. Approximately $301,000 and $587,000 of interest during these periods is attributable to interest on construction loans for additional phases of construction pertaining to expansion of the shopping center. The interest is currently being expensed due to the current low level of construction activity which is attributable to the current challenge of securing tenants. In addition, interest expense for the three and six months ended October 31, 2009 includes $150,922 for pre-judgment interest relating to the Kaplan matter.

Capital Resources and Liquidity

The Company ended the period with approximately $2,828,000 of unrestricted cash and cash equivalents. Unrestricted cash and cash equivalents includes approximately $2,141,000 belonging to less than wholly-owned consolidated partnerships (CP Associates $1,272,000, and Rockland Place LP $869,000). Funds received from CVS Pharmacy which are to be paid out in connection with CVS development projects amounted to approximately $1,812,000 and are included in restricted cash and cash equivalents.

As previously disclosed, Gibbs College which leases 60,000 SF from CP Associates has announced they are closing  the Gibbs Schools on December 31, 2009.  However, the lease is in effect through 2018 and is secured by Career Education (symbol CECO on the NASDAQ).  The Company has recently learned that Career Education has announced that Sanford Brown College (another subsidiary of Career Education) will open in the Gibbs facility. The members of CP Associates, LLC have earmarked cash and marketable securities with a balance of approximately $1,375,000 as of October 31, 2009 to refit the building for new tenants at the appropriate time. Because the mortgage has a balloon payment due in 2015, the members have now decided the accumulated fund will be utilized to fund the balloon payment.

The Company has been instructed by the United States District Court – District of Maine to buy back the minority shareholder interest held by Richard Kaplan. Please see Part 1, Note 6, Subsequent Events.

The following schedule outlines our long-term obligations at October 31, 2009 (does not include any contract for the benefit of CVS):

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$112,887,410	$1,097,869	$36,219,825	$3,222,582	$72,347,134

Short-Term Debt	230,000	230,000

Stock Repurchase (including accrued interest)	860,573	860,573

Purchase Obligations	98,000	98,000

Total	$114,075,983	$2,286,442	$36,219,825	$3,222,582	$72,347,134

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of October 31, 2009, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2009, except for the issuance of a recommendation by the Court appointed Special Master on the Kaplan matter as to terms of payment which are agreeable to the Company, but objected to by Richard Kaplan, requiring the court to issue a future Special Ruling which it did on November 23, 2009.  Additionally, the Court awarded the Plaintiff pre-judgment interest from September 15, 2005 until the date of final judgment and post judgment interest thereafter. The Court also appointed the Special Master to determine the number of shares Kaplan owns. Please see Part 1, Note 6, Subsequent Events.

Item 1A.           RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                        None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of The Company was held on November 10, 2009.

(b)    Elected as Directors:       Neil H. Ellis, David Harding and Stuart Greenwald

(c)

Director	Votes For	Votes Withheld	Abstention
Ellis	2,253,689	454,922	None
Harding	2,115,286	493,335	None
Greenwald	2,253,689	454,922	None

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
January 13, 2010	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
January 13, 2010	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer