Form 10-Q
period 2010-01-31
FIRST HARTFORD CORP
filed 2010-03-26
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X Yes   ⁪ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ⁪ Yes   ⁪ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⁪	Accelerated filer ⁪

Non-accelerated filer ⁪ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).⁪ Yes   X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,027,965 as of March 17, 2010

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2010	April 30, 2009
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$110,366,828	$120,518,077
Equipment and tenant improvements	1,376,709	1,355,388
	111,743,537	121,873,465

Less: accumulated depreciation and amortization	10,514,523	8,622,299
	101,229,014	113,251,166

Property under construction	253,355	274,302
	101,482,369	113,525,468

Cash and cash equivalents	3,425,120	2,760,342

Cash and cash equivalents - restricted	2,672,134	870,815

Marketable securities - available for sale	1,503,776	1,146,679

Accounts and notes receivable, less allowance for doubtful accounts
of $286,000 and $44,000 as of Jan. 31, 2010 and April 30, 2009, respectively	2,116,035	1,904,671

Other receivables	12,490,166	8,298,847

Deposits, escrows, prepaid and deferred expenses, net	7,301,352	5,825,969

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	456,388	433,135

Deferred tax assets, net	1,238,000	1,238,000

Total Assets	$132,695,005	$136,013,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

	January 31, 2010	April 30, 2009
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loans payable	$48,391,946	$49,092,876
Mortgages payable	66,034,245	66,728,479
Notes payable	237,150	241,708
	114,663,341	116,063,063

Accounts payable	1,277,738	993,342
Other payables	7,368,873	8,884,092
Accrued liabilities	1,742,303	3,837,884
Deferred income	312,090	298,805
Accrued cost of derivatives	2,545,875	3,427,515
Other liabilities	4,773,387	5,131,497
Due to related parties and affiliates	71,853	72,000
Total Liabilities	132,755,460	138,708,198

Shareholders' Equity (Deficiency):
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	4,346,460	2,156,111
Accumulated deficit	(12,941,488)	(12,986,202)
Accumulated other comprehensive loss	(265,072)	(488,228)
Treasury stock, at cost, 270,644 and 270,444 shares as of January 31, 2010
and April 30, 2009, respectively	(2,044,429)	(2,044,114)
Total Company Shareholders’ Deficiency	(7,605,920)	(10,063,824)
Noncontrolling interests	7,545,465	7,369,217

Total Shareholders’ Deficiency	(60,455)	(2,694,607)

Total Liabilities and Shareholders’ Equity (Deficiency)	$132,695,005	$136,013,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
Operating revenues:
Rental income	$3,090,674	$3,119,778	$9,767,086	$8,154,937
Service income	1,162,323	697,541	3,902,437	1,653,608
Sales of real estate	-0-	-0-	4,300,000	1,029,776
Other	106,943	36,515	411,749	156,122
	4,359,940	3,853,834	18,381,272	10,994,443

Operating costs and expenses:
Rental expenses	2,211,137	1,907,716	6,706,465	4,832,431
Service expenses	702,251	564,196	2,231,947	1,239,067
Cost of sales, real estate	-0-	-0-	3,750,828	726,776
Selling, general and administrative	838,591	1,211,692	2,675,381	3,566,780
	3,751,979	3,683,604	15,364,621	10,365,054

Income from operations	607,961	170,230	3,016,651	629,389

Non-operating income (expense):
Interest expense	(1,633,935)	(809,672)	(4,838,129)	(2,744,173)
Other income	9,827	-0-	245,144	285,880
Gain (loss) on derivatives	264,726	(2,219,861)	881,639	(2,279,186)
Equity in earnings of unconsolidated subsidiaries	131,698	201,562	559,793	553,763
	(1,227,684)	(2,827,971)	(3,151,553)	(4,183,716)

Loss before income taxes	(619,723)	(2,657,741)	(134,902)	(3,554,327)

Provision for income taxes	2,041	16,814	18,802	32,390

Net loss	(621,764)	(2,674,555)	(153,704)	(3,586,717)

Net loss attributable to noncontrolling interests	125,813	69,459	198,418	299,126

Net (loss) gain attributable to Company before
other comprehensive loss	(495,951)	(2,605,096)	44,714	(3,287,591)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities during the period	48,175	(114,500)	223,156	(486,508)

Comprehensive (loss) income	(447,776)	(2,719,596)	267,870	(3,774,099)

Comprehensive (income) loss attributable to noncontrolling interests	(32,293)	57,250	(162,967)	243,254

Comprehensive (loss) income attributable to Company	$(480,069)	$(2,662,346)	$104,903	$(3,530,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME (continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009

Net ( loss) income per share - basic	$(0.16)	$(0.86)	$0.01	$(1.08)

Net loss per share - diluted	$(0.16)	$(0.86)	$0.01	$(1.08)

Shares used in basic per share computation	3,027,965	3,039,967	3,027,998	3,040,700

Shares used in diluted per share computation	3,027,965	3,039,967	3,027,998	3,040,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended

	January 31, 2010	January 31, 2009

Cash flows from operating activities:
Net loss	$(153,704)	$(3,586,717)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(559,793)	(553,763)
Gain on sales of real estate	(549,172)	(303,000)
Gain on sales of marketable securities	(245,144)	(285,880)
Depreciation	1,912,873	1,564,668
Amortization	222,420	171,380
(Gain) loss on derivatives	(881,639)	2,279,186

(Increase) decrease in:
Accounts, notes and other receivables, net	3,597,317	(3,745,855)
Deposits, escrows, prepaid and deferred expenses	(1,697,803)	(969,367)
Cash and cash equivalents – restricted	(1,801,319)	(282,491)

Increase (decrease) in:
Accrued liabilities	94,769	(1,674,913)
Deferred income	13,285	32,064
Accounts and other payables	(1,230,823)	3,105,582

Net cash used in operating activities	(1,278,733)	(4,249,106)

Cash flows from investing activities:
Distributions from affiliates, net	201,681	132,910
Proceeds from sale of marketable securities, net	111,203	43,845
Purchase of equipment and tenant improvements	(41,970)	(33,390)
Proceeds from sale of real estate, net of closing costs	3,750,343	972,444
Additions to developed properties and properties under construction	(1,028,975)	(16,889,339)
Net cash provided by (used in) investing activities	2,992,282	(15,773,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2010	January 31, 2009

Cash flows from financing activities:
Noncontrolling distributions from consolidated joint ventures	-0-	(17,676)
Limited partners investment in consolidated joint ventures	374,666	1,498,138
Purchase of treasury stock	(315)	(7,425)

Proceeds from:
Construction loans payable	2,921,677	20,280,293
Mortgages payable	-0-	50,000
Principal payments on:
Construction loans payable	(3,622,607)	(855,787)
Mortgages payable	(694,234)	(710,728)
Notes payable	(4,558)	(4,516)
Advances to related parties and affiliates, net	(23,400)	(25,357)

Net cash (used in) provided by financing activities	(1,048,771)	20,206,942

Net increase in cash and cash equivalents	664,778	184,306

Cash and cash equivalents, beginning of period	2,760,342	3,403,845

Cash and cash equivalents, end of period	$3,425,120	$3,588,151

Cash paid during the period for interest	$4,431,129	$2,683,542
Cash paid during the period for income taxes	$30,502	$32,391

Non-cash investing and financing activities:
Reduction of developed properties resulting from an increase in
other receivables related to Edinburg reimbursement agreement	$8,000,000	$-0-

Reduction of accrued liabilities resulting from decrease in capital in excess of par for common stock to be redeemed in connection
with the Kaplan matter	$2,190,349	$-0-

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three and nine  months ended January  31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2009.

Certain amounts in the statement of cash flows for the nine months ended January 31, 2009 have been reclassified to conform to the current period presentation. In addition, the Company has made certain reclassifications to prior-period amounts to conform to the current period presentation of noncontrolling interests as a result of adopting new guidance issued by the Financial Accounting Standards Board.

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

The Company has adopted updated guidance included in ASC 805, Business Combinations, effective May 1, 2009. The updated guidance requires an acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The updated guidance changed the accounting treatment and disclosure for certain specific items and addresses application issues on the accounting for contingencies in a business combination.

The Company has adopted updated guidance included in ASC 810, Consolidation, effective May 1, 2009. The updated guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The updated guidance requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. The adoption of the requirements of the updated guidance had an impact on the presentation and disclosure of noncontrolling (minority) interests in the condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of the updated guidance, the Company has reflected the change in presentation and disclosure for all periods presented.

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

Correction of Error

During the current quarterly period ended January 31, 2010, we identified an error in our consolidated financial statements affecting the quarterly periods ended October 31, 2009 and July 31, 2009.  The error relates to the capitalization of project costs associated with the acquisition and development of a low income multi-residential housing complex.

In evaluating whether the consolidated financial statements for the quarterly periods ended October 31, 2009 and July 31, 2009 are materially misstated we have considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections (“ASC 250”), ASC Topic 270 Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We believe that the  identified misstatements would not have been material to our consolidated financial statements from a quantitative or qualitative perspective for those periods.  However, the amount of the adjustment required to correct this error was deemed to be material to our results for the quarterly period ended January 31, 2010.  Therefore, since restatement of the prior period consolidated financial statements is necessary, but since such restatement would not result in the prior period consolidated financial statements changing materially, we have disclosed the impact of the error on our previously reported consolidated financial statements for the quarterly periods ended October 31, 2009 and July 31, 2009 (See Note 9).

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

The Company recognized a gain on derivatives of $264,726 and $881,639 for the three and nine months ended January 31, 2010, respectively.  The aggregate fair value of the Company's swap contracts were in an unfavorable position of $2,545,875 as of January 31, 2010 and are recorded as a liability in the accompanying condensed consolidated balance sheet.

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

The Company currently has two unconsolidated operating partnerships accounted for under the Equity Method. The Company has a 50% interest in Cranston Parkade, LLC, which in turn has an interest in Cranston/BVT Associates LP, which owns a shopping center in Cranston, RI. The Company also has a 50% interest in Dover Parkade, LLC, which owns a shopping center in Dover Township, NJ.  Although the Company exercises some influence, the Company does not control the operating and financial policies of these partnerships and, therefore, these partnerships are not consolidated.

OPERATING RESULTS OF NONCONSOLIDATED 50% OWNED SUBSIDIARIES

	Three Months Ended January 31		Nine Months Ended January 31
	2010	2009	2010	2009
Cranston Parkade, LLC
Revenues	$1,193,022	$1,202,358	$3,596,659	$3,688,432
Expenses	1,024,685	945,670	3,043,108	3,024,683
Net Profit	$ 168,337	$ 256,688	$ 553,551	$ 663,749
Dover Parkade, LLC
Revenues	$ 619,310	$ 639,064	$1,738,461	$1,949,121
Expenses	524,489	493,029	1,575,791	1,509,172
Net Profit	$ 94,821	$ 146,035	$ 162,670	$ 439,949

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not discontinued applying the Equity Method since the Company considered itself to be committed to providing financial support to the partnerships.  As of January 31, 2010 and April 30, 2009,

$4,698,549 and $5,056,659, respectively, is included in other liabilities in the condensed consolidated balance sheets representing the carrying value of these investments.

4.         Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before May 1, 2007. State jurisdictions could remain subject to examination for longer periods.

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets and liabilities from period to period.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.         Income Taxes (continued):

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

As of January 31, 2010, the Company has concluded that it is more likely than not that the Company will realize $1,238,000 in deferred tax assets.

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

Level 1-	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical assets or liabilities;
Level 2-

  Quoted prices for identical assets or liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3-	Prices or valuations that require inputs that are unobservable.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,503,776	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(2,545,875)	-0-
Total	$1,503,776	$(2,545,875)	$ -0-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Fair Value Measurements (continued):

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents, accounts and notes receivable, and other receivables. Financial liabilities with carrying values approximating fair value include accounts payable, accrued liabilities, other payables and long-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities or due to their interest rates approximating current market rates for long-term debt.

6.         Legal

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

The Company had previously accrued $2.9 million for the obligation to redeem Richard Kaplan’s shares, which did not include a liability for pre or post judgment interest.  As a result of the Court’s November 23, 2009 decision, the Company has reevaluated the initial recording of a liability for all 591,254 shares. Per ASC 450, Contingencies, when a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. The ASC guidance uses the terms probable, reasonably possible and remote to identify three areas within that range, as follows:

a.  Probable. The future event or events are likely to occur.

b.  Reasonably possible. The chance of the future event or events occurring is more than remote but less than likely.

c.  Remote. The chance of the future event or events occurring is slight.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.         Legal (continued):

The Company has concluded that due to the Court’s November 23, 2009 decision only 145,719 shares would fall into the class of Probable and should remain as a liability. The balance of the shares falls into the class of Reasonably Possible and should not be recorded as a liability at January 31, 2010. Interest on the 145,719 shares falls into the class of Probable. As a result of the Court’s ruling, the Company has accrued simple interest at 5.77% from September 15, 2005 to January 31, 2010 in the amount of $161,242, which is net of dividends paid during the period of $14,572. The Company has recorded the $709,651 obligation to redeem Richard Kaplan’s 145,719 shares as a reduction of capital in excess of par, which will be reclassified to treasury shares upon Company receipt of the shares.  If the Court finds that Richard Kaplan owns more than 145,719 shares, this liability will be increased for the obligation to redeem additional shares and pay additional interest.

Although there have been additional pleadings filed during the quarter, the resolution of this matter is still uncertain since the Special Master has not yet rendered his decision.

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

Public Infrastructure Reimbursements

During the quarter ended October 31, 2009, the Company recorded an other receivable from the City of Edinburg in the amount of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is to be paid solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $230,950 in reimbursements of eligible public infrastructure costs through January  31, 2010.  Payment of the remaining receivable of $7,769,050 depends on the amount of and timing of the issuance of the public infrastructure bonds.  Since the receivable is for the reimbursement of public infrastructure costs that the Company incurred in the construction of the shopping center, the Company has recorded an $8,000,000 reduction to the cost basis of the shopping center.

Other Cash Incentives

In connection with the agreement, the Company will also receive a grant from the Edinburg Economic Development Corporation (“EEDC”) in the amount of $4,000,000 for site improvements and may receive additional incentives, upon satisfaction of certain conditions as defined in the agreement, of up to $4,000,000 from the EEDC. The initial $4,000,000 grant from the EEDC is payable solely from ½% of the sales tax revenue generated from the shopping center and will be recorded by the Company as other operating revenue when received.  The Company has received $230,950 of the initial $4,000,000 grant from the EEDC during the nine months ended January 31, 2010, but nothing was received during the current quarter.

8.         Recent Accounting Pronouncements

In June 2009, The FASB issued guidance to change financial reporting of enterprises with variable interest entities (“VIEs”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise (1) has the power to direct the activities of a VIE that most

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.         Recent Accounting Pronouncements (continued):

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

9.         Correction of Error

As described in Note 1, we identified an error in our consolidated financial statements for the quarterly periods ended October 31, 2009 and July 31, 2009.  The error relates to the capitalization of project costs associated with the acquisition and development of a low income multi-residential housing complex. The following tables summarize the impact of the error on our previously reported consolidated financial statements for the quarterly periods ended October 31, 2009 and July 31, 2009.

	Three months ended October 31, 2009			Six months ended October 31, 2009
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
Revenues	$9,074,139	$0	$9,074,139	$14,021,332	$0	$14,021,332
Costs and expenses	8,120,124	(190,000)	7,930,124	11,980,642	(368,000)	11,612,642
Net (loss) income attributable to company	(495,039)	190,000	(305,389)	172,665	368,000	540,665
Net (loss) income per common share:
Basic	$(0.16)	$0.06	$(0.10)	$0.06	$0.12	$0.18
Diluted	$(0.16)	$0.06	$(0.10)	$0.06	$0.12	$0.18

Assets	133,308,840	368,000	133,676,840	133,308,840	368,000	133,676,840
Liabilities	133,163,708	0	133,163,708	133,163,708	0	133,163,708
Equity	145,132	368,000	513,132	145,132	368,000	513,132

	Three months ended July 31, 2009
	Previously Reported	Adjustment	Restated
Revenues	$4,947,193	$0	$4,947,193
Costs and expenses	3,860,518	(178,000)	3,682,518
Net income attributable to company	667,704	178,000	845,704
Net loss per common share:
Basic	$0.22	$0.06	$0.28
Diluted	$0.22	$0.06	$0.28

Assets	134,213,213	178,000	134,391,213
Liabilities	135,692,026	0	135,693,026
Equity	(1,478,813)	178,000	(1,300,813)

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

Results of Operations:

Sale of real estate during the nine month period ended January 31, 2010 was solely from the sale of the Company’s leasehold interests in and improvements made to Triangle Center in Bangor, Maine.  The sale of real estate in the nine month period ended January 31, 2009 was solely from the sale of an outparcel in Edinburg, Texas.

Increases in rental income for the nine months ended January 31, 2010 are almost exclusively from stores which opened in Edinburg, Texas.

During the three and nine month periods ended January 31, 2010, service income increased by approximately $465,000 and $2,249,000 compared to the three and nine month periods ended January 31, 2009.  This increase was almost exclusively from our CVS Pharmacy business.

Increases in rental expenses are almost exclusively from the shopping center in Edinburg, Texas.  The largest increases specifically related to real estate taxes and depreciation.  Due to the current low level of construction, the Company has been expensing all the real estate taxes, including those related to parcels that are currently being held for sale or expansion.

Increases in service expenses are directly attributed to the increased service income from our CVS Pharmacy business.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Results of Operations (continued):

During the three and nine month periods ended January 31, 2010, interest expense increased $824,000 and $2,094,000, respectively. For each respective period, approximately $726,000 and $2,135,000 of total interest expense related to construction loans on the Edinburg Texas Shopping Center.  Expensing of interest on the completed phase of this property started in October 2008 and approximately $480,000 and $561,000 was expensed in the three and nine  months ended January 31, 2009.  For the three and nine months ended January 31, 2010, approximately $304,000 and $891,000 of interest expense is attributable to interest on construction loans for additional phases of construction pertaining to the future expansion of the shopping center. The interest is currently being expensed due to the current low level of construction activity which is attributable to the current challenge of securing tenants.

Due to forgiveness of interest by the lender of Main Street Parkade, there was no interest expense associated with this property for the three and nine month periods ended January 31, 2009.  The result of recording the forgiveness (by reversing previously accrued interest expense) was a credit of $386,000 in the three month period ended January 31, 2009.  In the three and nine months period ended January 31, 2010, the Company expensed approximately $173,000 and $404,000 of interest on this property.

Capital Resources and Liquidity

The Company ended the period with approximately $3,425,000 of unrestricted cash and cash equivalents. Unrestricted cash and cash equivalents includes approximately $2,496,000 belonging to less than wholly-owned consolidated partnerships (CP Associates $1,653,000, and Rockland Place LP $843,000). Funds received from CVS Pharmacy which are to be paid out in connection with CVS development projects amounted to approximately $2,672,000 and are included in restricted cash and cash equivalents.

As previously disclosed, Gibbs College which leases 60,000 SF from CP Associates has announced they are closing  the Gibbs Schools on December 31, 2009.  However, the lease is in effect through 2018 and is secured by Career Education (symbol CECO on the NASDAQ).  Sanford Brown College (another subsidiary of Career Education) has opened in the Gibbs facility. The members of CP Associates, LLC had earmarked marketable securities with a balance of approximately $1,253,000 as of January 31, 2010 to refit the building for new tenants at the appropriate time. Because the mortgage has a balloon payment due in 2015, the members have now decided the earmarked funds will be utilized to fund the balloon payment.

The Company has been instructed by the United States District Court – District of Maine to buy back the minority shareholder interest held by Richard Kaplan. Please see Part 1, Note 6, Legal.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resources and Liquidity (continued):

The following schedule outlines our long-term obligations at January 31, 2010 (does not include any contract for the benefit of CVS):

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$114,433,341	$1,172,791	$38,272,061	$15,388,379	$59,600,110

Short-Term Debt	230,000	230,000

Stock Repurchase (including accrued interest)	870,893	870,893

Purchase Obligations	1,150,000	1,150,000

Total	$116,684,234	$3,423,684	$38,272,061	$15,388,379	$59,600,110

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of January 31, 2010, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 4.             (REMOVED AND RESERVED)

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
March 26, 2010	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
March 26, 2010	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer