Form 10-K
period 2010-04-30
FIRST HARTFORD CORP
filed 2010-08-05
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                    April 30, 2010

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

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X Yes                ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes        ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12-b of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  X No

As of October 31, 2009, the aggregate market value of the registrant's common stock (based upon $1.01 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – does not constitute an admission as to affiliate status) was approximately $1,712,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  3,027,965 as of July 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

Cautionary Statement Concerning Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believe,” “anticipate,” “estimate” or “expect,” which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

ITEM 1.           BUSINESS

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (the “Company”), is engaged in the purchase, development, ownership, management and sale of real estate.

When profitable opportunities arise, the Company may consider selling certain properties.

The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, New Jersey, Texas, Massachusetts and Rhode Island.  Non-residential tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants and an occasional inquiry by potential tenants at the Company’s on-site offices.  Residential tenants are obtained through advertisements and inquiry at on-site offices.

The real estate business of the Company is diversified in terms of geographical locations, type of commercial property and form of ownership or management.  The commercial real estate business is not normally thought of as being divided into significant separate classes of products or services.

The Company has executed an agreement with CVS Pharmacy Inc. (“CVS”) to be a preferred developer in western Texas, the Rio Grande Valley in Texas, Long Island, New York, northern New Jersey and Louisiana. From May 2005 through April 30, 2010, the Company has closed on a total of 56 projects. During fiscal year 2010, the Company was awarded the Houston and Austin territories in Texas.

The Company has no material patents, licenses, franchises or concessions.

Research and development is not a part of the Company’s business.

Our operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health safety.

Our economic performance and the value of our real estate are subject to the risks incidental to the development, construction and ownership of real estate properties, as well as the economic well being of our tenants.

On April 30, 2010, the Company employed 119 people.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

ITEM 2.           PROPERTIES (continued)

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

X	Putnam, CT	Shopping Center	57,311 sq. ft. Big Lots 46%	Owned by a subsidiary of the Company

X	W. Springfield, MA	Shopping Center	144,350 sq. ft. PriceRite 23% A.J. Wright 18% Big Lots 21% Harbor Freight 12%	Owned by a subsidiary of the Company.

	Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

	Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% A.J. Wright 9%	50% owned by a subsidiary of the Company.

	Cranston, RI	College	Career Education College 60,000 sq. ft.	50% owned by a subsidiary of the Company.

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease	50% owned by a subsidiary of the Company.

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston	50% owned by a subsidiary of the Company.

X	Rockland, MA	Apartments	204 units, low to moderate income	.005% owned by a 75% owned subsidiary of the Company.

ITEM 2.           PROPERTIES (continued)

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Somerville, MA	Apartments	501 units, low to moderate income	.0049% owned by a 75% owned subsidiary of the Company

X	North Adams, MA	Shopping Center	131,682 sq. ft. Cinema North 15% Peebles 14% Staples 11% Planet Fitness 8% 4,000 sq. ft. unleased and not renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing after Company receives $500,000.

X	Edinburg, TX	Shopping Center	338,058 sq. ft. JC Penney 31% Academy Sports 23% Burlington Coat Factory 24%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing.

ITEM 3.           LEGAL PROCEEDINGS

A. Richard E. Kaplan v. First Hartford Corporation

A dissident shareholder (Richard E. Kaplan) previously filed a complaint against both the Company and Neil H. Ellis, individually. The complaint was filed in the United States District Court for the District of Maine on or about September 15, 2005 and is styled as Kaplan v. First Hartford Corporation and Neil Ellis, No. 05-144-DBH.  The complaint alleged that the Company, under the direction and control of Neil Ellis, acted in ways that are illegal, oppressive and fraudulent.

A trial on the merits occurred on November 6th and 7th of 2006 and a "Findings of Fact and Conclusions of Law" (the "Findings") dated April 2, 2007 was rendered by the Court. The Findings found in favor of the Company and Mr. Ellis on all counts (i.e. fraud, illegality, corporate misapplication or waste), except for the count of oppression in which the Court found in favor of the Plaintiff and against both the Company and Mr. Ellis. The Court determined that the appropriate remedy for such oppression was a

ITEM 3.           LEGAL PROCEEDINGS (continued):

A. Richard E. Kaplan v. First Hartford Corporation (continued):

buyout of Mr. Kaplan’s shares at a fair value to be determined by the Court.

A hearing on fair value was held on July 24 and 25, 2008. On March 20, 2009, the Court issued a finding of “Fact and Conclusions of Law Part 2: Valuations”. The Court determined that as of September 15, 2005 (the Fair Value Date) Mr. Kaplan’s shares were valued at $4.87 a share. The Court subsequently appointed a Special Master to recommend terms of the buyout and to make a determination regarding the number of shares included in the buyout.

On November 23, 2009, the Court issued an Order adopting the Report of the Special Master, which included a recommendation regarding the terms of the buyout.  Per the Order, the buyout requires an initial payment of $500,000, within 30 days of a final judgment, followed by 20 equal consecutive quarterly installments of principal of $120,000 plus interest, with a final balloon payment for all pre-judgment interest. Pre-judgment interest was awarded to Kaplan from September 15, 2005 (the filing date) to the entry date of a final judgment. The Court determined that the interest was not to be compounded and should be paid after the initial obligation is paid in full. Post-judgment interest is to be paid quarterly at the statutory rate (approximately 0.5%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors (currently 5.81%).

On June 1, 2010, the Court issued another Order, which clarified that the ordered buyout includes all of the shares over which Mr. Kaplan has sole or shared dispositive power, which is estimated to be 591,254 shares. A final judgment regarding this case has not yet been issued by the Court.

During the year ended April 30, 2009, the Company recorded an obligation pursuant to the Court’s decision to redeem Mr. Kaplan’s shares in the amount of $2.9 million with a corresponding reduction to additional paid-in capital.  In addition, during the year ended April 30, 2010, the Company has accrued and expensed interest totaling $753,777 (5.77%) for the period September 15, 2005 to April 30, 2010, which is net of dividends paid to Mr. Kaplan during this period.

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

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1 par value, is traded on the OTCQX.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.otcmarkets.com, symbol FHRT or http://www.yahoo.com, symbol FHRT.PK

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2010	High	Low	Dividends Paid Per Common Share
First Quarter	$ 1.50	$1.01	None
Second Quarter	1.01	1.01	None
Third Quarter	1.01	1.03	None
Fourth Quarter	1.90	1.03	None

2009	High	Low	Dividends Paid Per Common Share
First Quarter	$2.25	$1.70	None
Second Quarter	2.00	1.05	None
Third Quarter	1.55	1.01	None
Fourth Quarter	1.75	.59	None

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

Sales of common stock have occurred from time to time. The last sale was $1.90 per share on June 4, 2010.

The number of shareholders of record for the Company’s common stock as of April 30, 2010, is approximately 800.

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

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

RESULTS OF OPERATIONS

Sale of Real Estate

During the year ended April 30, 2010, the Company sold it’s interests in a shopping center under development in Bangor, Maine to American Stores Company, LLC for $4,300,000.  During the year ended April 30, 2009, the Company sold a single parcel of real estate, which was an out parcel from our shopping center in Edinburg, Texas for $1,029,776.

Rental Income

Rental income increased approximately $1,847,000 as a result of the following:

During fiscal year 2010, the Company was required, as the managing general partner, pursuant to the applicable accounting guidance, to consolidate Clarendon Hill Somerville Limited Partnership, which acquired a 501 unit apartment complex on April 9, 2010. This resulted in approximately $434,000 of additional rental income during fiscal year 2010.  Rental income from the apartment complex in Rockland, MA increased approximately $247,000 during fiscal year 2010 as a result of improved occupancy and a rent increase.  The importance of this increase in rental income is distorted by the fact that approximately 99.99% of these properties are owned by the non-controlling partners.

The balance of the increase in rental income was from our Edinburg, Texas Shopping Center which was only partially occupied last year.  The increase represents pass-throughs (real estate, tax, common area, charges, etc.) as well as additional rentals.

Ross Stores (a tenant in the Edinburg, Texas Shopping Center) has not started paying their monthly direct rent ($25,000) as we have not achieved the rental requirements of their lease (s. f. leased and number of anchors).  Accordingly only their pass-throughs are included in rental income.

Service Income

Service income was approximately $5,612,000 and $3,020,000 for the years ended April 30, 2010 and 2009, respectively.  Included in service income is $4,741,000 and $2,550,000 of income from our CVS development projects for the years ended April 30, 2010 and 2009, respectively.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Operating Costs and Expenses

Rental Expenses

The increase in rental expense is due to the Company expensing the full valuation of real estate taxes on the Edinburg, Texas shopping center, including vacant land. A portion of the prior year real estate taxes was capitalized by the Company as part of the cost basis of the shopping center.

Service Expenses

Increase is in line with the increase in Service Income and primarily relates to direct costs incurred in connection with our CVS development projects.

Selling, General and Administrative (“SG&A”)

SG&A expenses have dropped a total of approximately $604,000.  Part of the decrease relates to legal costs incurred in connection with a shareholder suit (Kaplan), which dropped from $892,000 for the year ended April 30, 2009 to approximately $350,000 for the year ended April 30, 2010.  These decreases were offset by a charge of approximately $330,000 to write-off a pending project when it became apparent that this project wouldn’t go forward.  In the current year, the Company also capitalized approximately $740,000 of payroll cost related to the development of the Clarendon project.

Interest Expense

Interest expense has increased to approximately $7,048,000 in the current year from $3,751,000 in the prior year.  The increase is due to:

1)

Recognition of accrued interest payable on the repurchase of Kaplan’s shares at 5.77% per annum. The Company has recorded interest expense in the amount of approximately $754,000, which represents accrued interest from September 15, 2005 through April 30, 2010.

2)

The interest charged to the Edinburg, Texas Shopping Center amounted to approximately $2,876,000 and included construction loan interest on the excess un-built land.  For the year ending April 30, 2009, interest only amounted to $872,000 as the shopping center was only operational for a short time.

3)	Under the terms of the mortgage of our shopping center in North Adams, Massachusetts, interest started in the second quarter of the current fiscal year and amounted to approximately $577,000.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Non- Operating Income and Expenses:

Gain or Loss on Derivatives

During the year ended April 30, 2010, the Company had a non-cash gain of $750,152 for derivatives compared to a non-cash loss of $2,022,514 for the year ended April 30, 2009.  These derivatives are interest rate swaps designed to give us a fixed rate on the mortgages on our properties owned by CP Associates, LLC (50% owned by the Company).  A potential gain or loss is accrued based on a 30 day Libor rate.  When the rate drops a loss is provided for and visa versa for rate increases.  Disposition of  the properties through sales or foreclosure could convert this liability to a cash item.

Capital Resource and Liquidity

The Company ended the year with approximately $5,179,000 of unrestricted cash and cash equivalents, and approximately $2,350,000 of restricted cash and cash equivalents.  The unrestricted cash and cash equivalents includes approximately $4,823,000 belonging to consolidated partnerships as follows: CP Associates, $1,892,000; Rockland Place Apartments Limited Partnership, $888,000; Clarendon Hill Somerville Limited Partnership, $2,043,000.   Funds received from CVS which are to be paid out in connection with CVS development projects totaled approximately $2,350,000 and is included in restricted cash and cash equivalents.

As previously disclosed, Gibbs College, which leases 60,000 s.f. from CP Associates, LLC closed the Gibbs Schools on December 31, 2009.  However, the lease is in effect through 2018 and is secured by Career Education (symbol CECO on the NASDAQ).  Career Education has installed one of their other colleges at the facility. The mortgage has a balloon payment due in 2015. The members of CP Associates, LLC have agreed to utilize marketable securities and cash in the amount of $1,549,000 as of April 30, 2010 to refit the building for new tenants at the appropriate time, if need be.

There is a completion assurance agreement for the Clarendon project in which both the Company and Neil Ellis (the President of the Company) guaranteed completion of the renovation.  The guarantee is in the amount of $1,042,640.  Additionally, with the consent of the non-controlling member of CP Associates, LLC, certain marketable securities and cash of CP Associates with a market value of approximately $1,323,000 have been used as collateral for a bank letter of credit of $819,920, which was part of the collateral for the completion assurance agreement.  The excess over the $819,920 is being utilized as collateral on the corporate guarantee.

The Company has been instructed by the Court to buy back the minority interest held by Richard Kaplan.  The Judge has set a value of approximately $2.9 million payable with a $500,000 initial payment and 20 quarterly installments of approximately $120,000 each with a balloon payment of approximately $725,000 for accrued interest from September 15, 2005.  The Company will pay the quarterly payment from a dedicated account which will retain the net cash flow of three shopping centers (Putnam, Plainfield, and Union Street, West Springfield). It is expected that the cash flow will adequately fund the buy back.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity (continued):

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$140,432,244	$1,653,385	$43,476,803	$16,332,395	$78,969,661

Short-Term Debt	1,030,000	1,030,000

Purchase Obligations	4,811,000	4,811,000

Stock Repurchase	3,625,000	860,000	960,000	960,000	845,000

Total	$149,898,244	$8,354,385	$44,436,803	$17,292,395	$79,814,661

Footnote 46 to SEC Interpretive Release 33-8350 does not require interest to be included in the tabular disclosure of contractual obligations although it does state that such costs should be discussed if material. We believe that the information contained in Schedule IV: Mortgage Loans on Real Estate, in addition to the information disclosed in Note 4: Construction Loans, Mortgages and Notes Payable included in this Form 10-K adequately convey our cash requirements related to interest.

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

The estimates used in the preparation of the Consolidated Financial Statements are described below and in greater detail in Note 1 to the Consolidated Financial Statements for the year ended April 30, 2010.  Certain significant accounting policies are considered critical accounting polices due to the increased level of assumptions used or estimates made in determining their impact on the Consolidated Financial Statements.  Management has reviewed the critical accounting policies and estimates with the Company’s Board of Directors and the Company’s independent auditors.

Revenue Recognition

Construction Revenue - The Company is primarily involved in the development of real estate for its own use. However, revenues from projects built for third parties are recognized on the percentage-of- completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Revenue Recognition (continued):

Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known.

Sale of Real Estate - The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.

Rental Income - Rental income is recognized on a straight-line basis over the terms of the respective leases and is comprised of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Service Income - The Company recognizes service income when earned.

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Income Taxes (continued):

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

The Company accounts for uncertain income tax benefits in accordance with the accounting guidance in FASB ASC topic 740, Income Taxes.  Using that guidance, tax positions are initially recognized by the Company in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.  The Company’s policy is to recognize interest and penalties accrued on any uncertain income tax benefits as a component of income tax expense.

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

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not previously discontinued applying the Equity Method since the Company considered itself to be committed to providing financial support to the partnerships.  As of April 30, 2010 and 2009, $4,704,407 and $5,056,659, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued):

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company presents operations related to developed properties that have been sold or developed properties that are intended to be sold as discontinued operations. Developed properties intended to be sold are designated as “held for sale”.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's debt.  Since the Company's interest rate swaps have not been designated as a hedge they are recognized as an asset or liability and adjusted to fair value through income in the current period.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.

ITEM 9A(T).   CONTROLS AND PROCEDURES (continued):

Evaluation of Disclosure Controls and Procedures (continued):

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2010, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

Technical Expertise Relating to Certain Complex, Non-routine or Unusual Accounting Issues or Transactions: The Company does not have the capabilities to account for certain complex, non-routine or unusual accounting issues or transactions.

The Company is considering remediating this material weakness by engaging a consultant to assist the Company with certain complex, non-routine and unusual accounting issues and transactions.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended April 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ deficiency and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ CCR LLP

Glastonbury, Connecticut

August 3, 2010

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2010 AND 2009

ASSETS
	2010	2009

Real estate and equipment:
Developed properties	$131,437,600	$120,518,077
Equipment and tenant improvements	1,408,206	1,355,388
	132,845,806	121,873,465

Less: accumulated depreciation and amortization	11,200,570	8,622,299
	121,645,236	113,251,166

Property under construction	5,525,858	274,302
	127,171,094	113,525,468

Cash and cash equivalents	5,179,164	2,760,342

Cash and cash equivalents - restricted	2,350,003	870,815

Marketable securities	1,323,571	1,146,679

Accounts and notes receivable, less allowance for doubtful accounts
of $214,000 and $44,000 as of April 30, 2010 and 2009, respectively	2,175,177	1,904,671

Other receivables	15,654,514	8,298,847

Deposits, escrows, prepaid and deferred expenses, net	10,316,964	5,825,969

Investment in affiliates	9,665	9,665

Due from related parties and affiliates	454,467	433,135

Deferred tax assets, net	1,238,000	1,238,000

Total assets	$165,872,619	$136,013,591

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2010 AND 2009

(continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
	2010	2009

Liabilities:
Mortgages and notes payable:
Construction loans payable	$52,683,189	$49,092,876
Mortgages payable	86,613,734	66,728,479
Notes payable – other	1,915,321	241,708
Notes payable – related party	250,000	-0-
	141,462,244	116,063,063

Accounts payable	1,815,727	993,342
Other payables	10,133,280	8,884,092
Accrued liabilities	7,454,741	3,837,884
Deferred income	198,090	298,805
Derivative liabilities	2,677,363	3,427,515
Other liabilities	4,709,772	5,131,497
Due to related parties and affiliates	62,418	72,000
Total liabilities	168,513,635	138,708,198

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 in 2010 and 2009, outstanding 3,027,965 and 3,028,165 in 2010 and 2009, respectively	3,298,609	3,298,609
Capital in excess of par	2,176,704	2,156,111
Accumulated deficit	(15,118,235)	(12,986,202)
Accumulated other comprehensive loss	(85,414)	(210,658)
Treasury stock, at cost, 270,644 and 270,444 shares in 2010 and 2009, respectively	(2,044,429)	(2,044,114)
	(11,772,765)	(9,786,254)
Non-controlling interests	9,131,749	7,091,647
Total shareholders’ deficiency	(2,641,016)	(2,694,607)

Total liabilities and shareholders’ deficiency	$165,872,619	$136,013,591

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009

Revenues:
Rental income	$13,000,652	$11,153,260
Service income	5,611,547	3,020,209
Sale of real estate	4,300,000	1,029,776
Other income	456,040	216,292
	23,368,239	15,419,537

Operating costs and expenses:
Rental expenses	9,031,289	7,978,371
Service expenses	3,279,988	2,056,076
Cost of sales, real estate	3,750,828	726,776
Selling, general and administrative expenses	3,851,137	4,455,750
	19,913,242	15,216,973

Income from operations	3,454,997	202,564

Non-operating income (expense):
Gain (loss) on derivatives	750,152	(2,022,514)
Equity in earnings of unconsolidated subsidiaries	651,463	458,694
Other income	378,773	454,984
Interest expense	(7,047,745)	(3,750,933)
	(5,267,357)	(4,859,769)

Loss before income taxes	(1,812,360)	(4,657,205)

Provision for income taxes	81,445	360,283

Net loss	(1,893,805)	(5,017,488)

Net (income) loss attributable to non-controlling interests	(238,228)	885,181

Net loss attributable to Company	$(2,132,033)	$(4,132,307)

Net loss per share	$(0.70)	$(1.36)

Net loss per share – diluted	$(0.70)	$(1.36)

Shares used in basic per share computation	3,027,998	3,041,716
Shares used in diluted per share computation	3,027,998	3,041,716

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009

Net loss	$(1,893,805)	$(5,017,488)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities	384,313	(336,118)
Reclassification adjustment for realized gain on
marketable securities	(66,912)	-0-

Other comprehensive income (loss)	317,401	(336,118)

Comprehensive loss	(1,576,404)	(5,353,606)
Comprehensive (income) loss attributable to
non-controlling interests	(430,385)	1,086,696

Comprehensive loss attributable to the Company	$(2,006,789)	$(4,266,910)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

    Common
		Capital in	Accumulated	Accumulated Other
Treasury
						Non-controlling

   Stock
		Excess of Par
Deficit
				Comprehensive Loss	Stock	Interests	Total

Balance, April 30, 2008	$3,298,609	$5,056,111	$(8,853,895)	$(76,055)	$(2,020,651)	$6,660,005	$4,064,124

Contributions from non-controlling interests, net	-0-	-0-	-0-	-0-	-0-	1,518,338	1,518,338

Purchase of treasury stock	-0-	-0-	-0-	-0-	(23,463)	-0-	(23,463)

Common stock to be redeemed	-0-	(2,900,000)	-0-	-0-	-0-	-0-	(2,900,000)

Comprehensive loss:
Net loss	-0-	-0-	(4,132,307)	-0-	-0-	(885,181)	(5,017,488)
Unrealized loss on marketable securities	-0-	-0-	-0-	(134,603)	-0-	(201,515)	(336,118)
Total comprehensive loss							(5,353,606)

Balance, April 30, 2009	3,298,609	2,156,111	(12,986,202)	(210,658)	(2,044,114)	7,091,647	(2,694,607)

Contributions from non-controlling interests, net	-0-	-0-	-0-	-0-	-0-	1,609,717	1,609,717

Adjustment to common stock to be redeemed	-0-	20,593	-0-	-0-	-0-	-0-	20,593

Purchase of treasury stock	-0-	-0-	-0-	-0-	(315)	-0-	(315)

Comprehensive loss:
Net Loss	-0-	-0-	(2,132,033)	-0-	-0-	238,228	(1,893,805)
Unrealized gain on marketable securities	-0-	-0-	-0-	192,156	-0-	192,157	384,313
Reclassification adjustment for realized gain on marketable securities	-0-	-0-	-0-	(66,912)	-0-	-0-	(66,912)
Total comprehensive loss							(1,576,404)
Balance, April 30, 2010	$3,298,609	$2,176,704	$(15,118,235)	$(85,414)	$(2,044,429)	$9,131,749	$(2,641,016)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(1,893,805)	$(5,017,488)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(651,463)	(458,694)
Gain on sale of real estate	(549,172)	(303,000)
Gain on sale of marketable securities	(245,144)	(285,880)
Depreciation	2,599,084	2,414,071
Amortization	299,750	265,555
Deferred income taxes	-0-	400,000
(Gain) loss on derivatives	(750,152)	2,022,514
(Increase) decrease in:
Accounts, notes and other receivables, net	373,827	(6,439,470)
Deposits, escrows, prepaid and deferred expenses	(4,790,745)	(2,085,335)
Cash and cash equivalents - restricted	(1,479,188)	(604,122)
Increase (decrease) in:
Accrued liabilities	2,123,186	(1,472,166)
Deferred income	(100,715)	15,156
Accounts and other payables	2,071,573	5,318,688
Net cash used in operating activities	(2,992,964)	(6,230,171)

Cash flows from investing activities:
Distributions from affiliates, net	229,738	-0-
Proceeds from sale of marketable securities	829,500	1,137,995
Investment in marketable securities	(443,847)	(968,672)
Purchase of equipment and tenant improvements	(73,631)	(840,206)
Proceeds from sale of real estate	3,750,343	972,444
Cash paid in connection with acquisition	(342,362)	-0-
Additions to developed properties and property under construction	(6,644,330)	(15,925,356)
Net cash used in investing activities	(2,694,589)	(15,623,795)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

(continued)

	2010	2009

Cash flows from financing activities:
Minority distributions from consolidated joint ventures	$-0-	$(17,676)
Limited partners investment in consolidated joint ventures	1,609,717	1,498,138
Purchase of treasury stock	(315)	(23,463)
Proceeds from:
Construction loans payable	7,212,920	32,354,629
Mortgages payable	1,967,167	50,000
Notes payable	1,929,697	-0-
Principal payments on:
Construction loans payable	(3,622,607)	(11,635,787)
Mortgages payable	(953,206)	(984,702)
Notes payable	(6,084)	(6,028)
Advances to related parties and affiliates, net	(30,914)	(24,648)
Net cash provided by financing activities	8,106,375	21,210,463

Net increase (decrease) in cash and cash equivalents	2,418,822	(643,503)
Cash and cash equivalents, beginning of year	2,760,342	3,403,845

Cash and cash equivalents, end of year	$5,179,164	$2,760,342

Cash paid during the year for interest	$5,687,008	$3,732,138
Cash paid during the year for income taxes	$31,558	$27,527

Non cash investing and financing activities:

Increase in developed properties through an increase
in non-controlling interests	$-0-	$37,875

(Decrease) increase in accrued liabilities for common
stock to be redeemed	$(20,593)	$2,900,000

Reduction of developed properties resulting from an
increase in other receivables related to Edinburg
reimbursement agreement	$8,000,000	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

(continued)

	2010	2009
Non cash investing and financing activities (continued):

Fair value of assets acquired:
Developed properties	$20,727,920	$-0-
Fair value of liabilities assumed:
Mortgages	(18,871,294)	-0-
Accrued interest on mortgages	(1,514,264)	-0-
Net cash paid in connection with acquisition	$342,362	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

1.         Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of First Hartford Corporation (the “Company”), its wholly-owned subsidiaries, and all other entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  All intercompany balances and transactions have been eliminated in consolidation.

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

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

1.         Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued)

Sale of Real Estate – The Company recognizes sale of real estate revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. For the years ended April 30, 2010 and 2009, the Company had sales of $4,300,000 and $1,029,776, respectively. The cost basis of the property sold was $3,750,828 and $726,776 for 2010 and 2009, respectively.

Rental Income - Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Service Income

The Company is party to a Preferred Developer Agreement with CVS Pharmacy Inc. (“CVS”), whereby the Company identifies locations for new retail pharmacy stores for CVS and may oversee the development of these pharmacy stores for CVS.  Under the agreement, the Company earns a fee for services provided for each new retail pharmacy store.  Fees related to the development of these pharmacy stores for CVS during the year ended April 30, 2010 and 2009 totaled $4,741,250 and $2,550,000, respectively, which is included in service income in the consolidated statements of operations.

Other receivables and payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company pays for allowable costs incurred in connection with the identification of and development of new retail pharmacy stores and receives direct reimbursements from CVS.  Payables recorded in connection with the identification of and development of these pharmacy stores totaled $10,133,280 and $8,884,092 as of April 30, 2010 and 2009, respectively, and the related reimbursement receivables in the amount of $7,885,464 and $8,298,847 as of April 30, 2010 and 2009, respectively, have been included in other receivables in the consolidated balance sheets.

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

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

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

Leasing costs are capitalized when leases are signed (cost incurred) and include direct commissions, salaries and expenses.  Deferred financing costs include legal fees and other costs relating to the acquisition of debt financing.  Leasing and financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets and are amortized using the straight-line method over the terms of the related leases and mortgages, respectively.  The amortized balance of such costs amount to $2,844,025 and $2,250,652, as of April 30, 2010 and 2009, respectively.  Amortization expense was $299,750 and $265,555 for fiscal years 2010 and 2009, respectively.  Amortization expense for the next five years is expected to be as follows:

Year Ending April 30

2011	$391,520
2012	$390,978
2013	$372,037
2014	$351,988
2015	$197,489

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

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

Cranston/BVT Associates, LP reports on a calendar year and is not adjusted to the Company’s April 30 year-end. Dover Parkade reports on an April 30 year-end.  The Company recorded equity in earnings of unconsolidated subsidiaries of $651,463 and $458,694 for the years ended April 30, 2010 and 2009, respectively. See Note 13 for selected financial information of these significant unconsolidated subsidiaries.

These investments are recorded at cost and have been subsequently adjusted for gains, losses and distributions, including material nonrecurring losses and distributions pertaining to debt defeasance, such that the carrying value is less than zero.  Although the Company is not liable for the obligations of the two partnerships it had not previously discontinued applying the equity method since the Company considered itself to be committed to providing financial support to the partnerships. As of April 30, 2010 and 2009, $4,704,407 and $5,056,659, respectively, is included in other liabilities in the consolidated balance sheets representing the carrying value of these investments.

Fair Value of Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes.  To mitigate the exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on some of the Company's debt.  Since the Company's interest rate swaps have not been designated as a hedge they have been recognized as an asset or liability and adjusted to fair value through income in the current period.

Accounting for Disposal of Long-Lived Assets

The Company presents operations related to developed properties that have been sold or developed properties that are intended to be sold as discontinued operations. Developed properties intended to be sold are designated as “held for sale” on the consolidated balance sheets.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

1.         Summary of Significant Accounting Policies (continued):

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of April 30, 2010 and 2009, investments consist of equity securities, which are classified as available for sale. Net unrealized holding gains and losses on equity securities are included as a separate component of stockholders’ deficiency.  Gains or losses on securities sold are based on the specific identification method.

Income Taxes

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on changes in the deferred tax assets and liabilities from period to period.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

The Company accounts for uncertain income tax positions in accordance with the accounting guidance in FASB ASC topic 740, Income Taxes.  Using that guidance, tax positions are initially recognized by the Company in the consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.  The Company’s policy is to recognize interest and penalties accrued on any uncertain income tax positions as a component of income tax expense.

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company expenses its share-based compensation under the straight-line method.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications. In addition, the Company has made certain reclassifications to prior year amounts to conform to the current period presentation of non-controlling interest as a result of adopting new guidance issued by the FASB.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

1.         Summary of Significant Accounting Policies (continued):

New Accounting Pronouncements

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

The Company has adopted updated guidance included in ASC 810, Consolidation, effective May 1, 2009. The updated guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The updated guidance requires that non-controlling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the non-controlling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the non-controlling interest be re-measured at fair value with the resultant gain or loss recorded in net income. The adoption of the requirements of the updated guidance had an impact on the presentation and disclosure of non-controlling (minority) interests in the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of the updated guidance, the Company has reflected the change in presentation and disclosure for all years presented.

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis previously required. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. It will be effective for the Company beginning in fiscal year 2011. The Company is currently assessing its joint venture investments to determine the impact the adoption of this guidance will have on the Company’s financial consolidated financial statements.

During January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation guidance, which amends and clarifies that the decrease in ownership guidance provided in the Consolidation guidance does not apply to sales of in substance real estate. This update clarifies that an entity should apply the FASB’s real estate sales guidance to such transactions. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

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

The investment limited partners have made total capital contributions in the amount of $9,364,014.  The final payment of $936,401 was received on May 4, 2010.

The Partnership closed on the acquisition of the rental property on November 1, 2006, subject to adjustments for an effective date of November 22, 2006. The project consists of 204 units located in Rockland, Massachusetts and is currently under the name of Rockland Place Apartments. The Partnership had no significant activity prior to the acquisition.

Among the mortgages assumed was the third mortgage note with MHFA having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. Principal and all accrued and unpaid interest are due on January 1, 2024, the date of maturity. The Partnership has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan has been recorded at the fair value of the loan at the date of acquisition, which was $1,828,910. The fair value has been determined based on the fair value of the property on the acquisition date less the primary loan balances and has not been changed to date.

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

The project’s low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may result in an adjustment to the capital contributed by the investment limited partner.

The Partnership entered into an agreement with the Rockland Housing Authority whereby the Housing Authority has the option to purchase the property after the 15-year tax credit compliance period on January 1, 2024, from the Partnership. The option price is specified via a formula in the agreement.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

3.         Clarendon Hill Apartments:

Connolly and Partners, LLC (a 75% owned subsidiary of the Company) is a 49% owner of a limited liability company (Clarendon Hill Somerville, LLC, a Massachusetts entity formed October 14, 2008) which owns .01% of and is the general partner of a partnership (Clarendon Hill Somerville Limited Partnership, a Massachusetts partnership formed October 19, 2009) that acquired a 501 unit apartment complex on April 9, 2010.  The property was purchased for approximately $20,728,000 by assuming existing debt totaling $20,385,000 plus a cash payment.  The previous owner has been given a 51% interest in Clarendon Hill Somerville, LLC.  Connolly and Partners, LLC, however, is the managing member.  The Company has consolidated the Partnership based on the express legal rights provided to it by the partnership agreement and its control of the business activity of the Partnership.

The cost of a construction contract of approximately $20,853,000 for the rehabilitation of the project by EH&NU, Inc. (a wholly owned subsidiary of the Company) is included in the total budget.

The Limited Partners are investing approximately $12,350,000 and will receive all but one, one hundredth of the Low Income Housing Tax Credits.

The schedule of payments by the Limited Partners to the partnership are as follows:

1.	Paid at closing - 10%
2.	To be paid on the later of January 1, 2012 or upon 90% completion- 5%
3.	Later of January 1, 2012, completion or cost certification - 45%
4.	Later of April 1, 2012 or six months after permanent mortgage commencement receipt of compliance audit, which shows no material noncompliance – 35%.
5.	Later of July 1, 2012 or until full occupancy, State designation or rental achievements– 5%.

The total use of funds required for this project amounts to approximately $62,126,000.  These funds are allocated to be used as follows:

Acquisition cost	$20,728,000
Construction contract	20,853,000
Construction contingency	2,086,000
Professional fees	2,100,000
Construction interest and financing fees	3,671,000
Real estate taxes and insurance	1,227,000
Other cost	1,170,000
Soft cost contingency	632,000
Capitalized reserves	5,459,000
Developer fee	4,200,000
$62,126,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

3.          Clarendon Hill Apartments (continued):

The source of funds for the above items are as follows:

Assumed debt	$20,385,000
Equity of limited partners	12,350,000
Mass housing finance agency (MHFA) - debt	21,400,000
Capital improvement preservation fund - debt	2,000,000
Operating income from property	3,610,000
Property reserves borrowed from seller	1,460,000
Grants	436,000
Deferred development fee	300,000
Transfer of tax and insurance escrows	185,000
$62,126,000

In addition MHFA has made available certain bridge loans totaling $6,300,000 which will carry the project until certain deposits are made by the Limited Partners and the Capital Improvements Preservation Fund.

Connolly and Partners, LLC will receive a development fee of $4,200,000 of which $300,000 will be deferred to fund a projected shortfall in the total source of funds.  The balance of the fee is not payable until January 2012, at the earliest.

FHRC Management Corp. (a wholly owned subsidiary of the Company) will receive a one-time $300,000 special management fee, which will be utilized to fund part of a construction guarantee requirement.

The main pieces of the financing are the assumption of approximately $15,300,000 mortgage, which will amortize by December 2030, with an interest rate of 5.59% plus mortgage insurance of .50%.  A new mortgage from MHFA in the amount of $21,400,000, which bears interest at 6.03% plus mortgage insurance of .45%.

The balance of the loans and interest are not due until maturity and include interest rates ranging from 1.00%-5.50%.

There is a completion assurance agreement in which both the Company and Neil Ellis (the President of the Company) guaranteed completion of the renovation.  The guarantee is in the amount of $1,042,640.  Additionally, with the consent of the non-controlled member of CP Associates, LLC, certain marketable securities and cash of CP Associates with a combined market value of approximately $1,250,000 have been used as collateral for a bank letter of credit of $819,920, which was part of the collateral for the completion assurance agreement.  The excess over the $819,920 is being utilized as collateral on the corporate guarantee.

As in Rockland Place Apartments (Note 2), the property qualifies for Low Income Housing Credits pursuant to Internal Revenue Code Section 42.  The section of Note 2 concerning Section 42 also applies to Clarendon Hill. The partnership has entered into an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Associated, LLC (CHTTA), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

3.         Clarendon Hill Apartments (continued):

The option price is the greater of:

                a.      Outstanding debt and taxes, or

                b.      Fair market value of the property

4.         Construction Loans, Mortgages and Notes Payable:

	2010	2009
Construction loans and Mortgages payable with interest rates ranging from 0.00% to 11.00% at April 30, 2010. Maturities are at various dates through 2056. The loans and mortgages are secured by the respective real estate and in some cases guarantees of the President of the Company (see note 6).	$139,296,923	$115,821,355
Note payable to Ford Credit at a rate of .9% secured by a vehicle.	5,624	11,708
Development fee note payable to a partner in Rockland Place is non-interest bearing with no specific repayment terms (see note 2).	230,000	230,000
Notes payable on Clarendon with interest rates ranging from 0.00% to 4.40% at April 30, 2010. Maturities range from 2030 to 2050.	1,679,697	-0-
Note payable due to Neil Ellis, President of the Company, which was repaid in May 2010.	250,000	-0-
	$141,462,244	$116,063,063

For the years ended April 30, 2010 and 2009, the Company capitalized interest charges for property under construction totaling $-0- and $1,557,590, respectively.

By arrangement with a Lender, the Company was not charged and did not pay any interest for the year ended April 30, 2009 for the shopping center in North Adams, Massachusetts. During this period, the Company was required to fund an escrow to finance the renovation of the remaining vacant space in the center. During the year ended April 30, 2010, the Company resumed paying interest on this mortgage.

Aggregate principal payments due on the above debt during the next five years are as follows:

Year Ending April 30

2011	$2,683,385
2012	41,366,342
2013	2,110,461
2014	1,976,955
2015	14,355,440
Thereafter	78,969,661
$141,462,244

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

5.         Public Infrastructure Reimbursements and Other Incentives

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, Texas, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with the agreement, the Company may receive reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives.

Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg in the amount of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is to be paid solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $230,950 in reimbursements of eligible public infrastructure costs through April 30, 2010.  The remaining receivable of $7,769,050 is included in other receivables at April 30, 2010. The timing of the payment of the remaining receivable is dependent upon the timing of the issuance of the public infrastructure bonds.  Since the receivable is for the reimbursement of public infrastructure costs that the Company incurred in the construction of the shopping center, the Company has recorded an $8,000,000 reduction to the cost basis of the shopping center.

Other Cash Incentives

In connection with the agreement, the Company will also receive a grant from the Edinburg Economic Development Corporation (“EEDC”) in the amount of $4,000,000 for site improvements and may receive additional incentives, upon satisfaction of certain conditions as defined in the agreement, of up to $4,000,000 from the EEDC. The initial $4,000,000 grant from the EEDC is payable solely from ½% of the sales tax revenue generated from the shopping center and will be recorded by the Company as other operating revenue when received.  The Company has received $378,771 of the initial $4,000,000 grant from the EEDC for the year ended April 30, 2010.

6.         Pledge of Stock Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the President of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee, but it continues to be a necessary component to most construction loans.  In the past, the Company has provided pledges of the stock of its subsidiaries to the President of the Company as protection from personal losses due to his guarantees.  These pledges are expected to stay in place until the guarantees are eliminated.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

6.         Pledge of Stock Subsidiaries (continued):

The President of the Company has guaranteed the following outstanding amounts at April 30, 2010:

Loan for Career Education building -
5% of loan balance outstanding	$537,000
Mortgage – Corporate Office	$262,000
Construction Loan – Edinburg, Texas	$48,392,000

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

7.         Related Party Transactions:

Amounts included in revenue resulting from transactions with Hartford Lubbock Parkade LLP (in which the Company has a 2% minority interest), and Journal Publishing Inc, a company which is owned by the President of the Company and his wife are as follows:

	2010	2009
Management Fees	$60,454	$57,993
Service Fees	17,565	23,739
Total	$78,019	$81,732

Included in notes payable  at April 30, 2010, is a note due to Neil Ellis, the President of the Company, in the amount of $250,000 to provide operating cash until the Clarendon transaction closed. This is a non-interest bearing note which was repaid in May 2010.

8.         Stock Option Plan:

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted options to purchase 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000, which has been expensed fully in prior periods.  The put option expires 5 years after the stock option is fully vested.

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	250,000	$1.10
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of year	250,000	$1.10	250,000	$1.10

Options exercisable at year end	250,000		250,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

8.         Stock Option Plan (continued):

During the years ended April 30, 2010 and 2009, no options were granted or exercised and no compensation expense has been recognized.  The aggregate intrinsic value of outstanding options as of April 30, 2010, was approximately $325,000.

9.         Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $56,617 and $65,953 for fiscal years 2010 and 2009, respectively.

10.       Income Taxes:

The provision for (benefit from) income taxes is comprised of the following:

	2010	2009
Current provision for state taxes	$81,445	$(39,717)
Current provision for federal income tax	- 0 -	- 0 -
Deferred income taxes (benefit)	- 0 -	400,000
	$81,445	$360,283

The components of the net deferred tax asset are as follows:
	2010	2009
Tax effect of net operating loss carry-forwards	$3,679,000	$3,372,000
Tax effect of accrued derivative liability	535,000	686,000
Valuation allowance	(2,976,000)	(2,820,000)
	$1,238,000	$1,238,000

The Company will only recognize a deferred tax asset when, based on upon available evidence, realization is more likely than not.  In making this determination, the Company has considered both available positive and negative evidence including, but not limited to, cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.  As of April 2010 and 2009, the Company concluded that it was more likely than not that the Company would realize $1,238,000 in deferred tax assets.  Accordingly, the Company increased its valuation allowance by $156,000 and $1,505,000 in 2010 and 2009, respectively. The Company has federal net operating loss carry-forwards totaling approximately $11,149,000 at April 30, 2010 that are available to offset future federal taxable income through various periods expiring between 2012 and 2025.

11.       Income (Loss) Per Share:

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

11.        Income (Loss) Per Share (continued):

"treasury stock" method). The effect of computing diluted loss per share for the years ended April 30, 2010 and 2009 is antidilutive and, as such, basic and diluted loss per share is the same.

	Year Ended April 30
Numerator	2010	2009
Net loss	$(2,132,033)	$(4,132,307)

Denominator
Weighted average number of shares outstanding	3,027,998	3,041,716
Effect of dilutive options outstanding	- 0 -	- 0 -
Denominator for diluted earning per share	3,027,998	3,041,716
Net loss per share – basic	$ (0.70)	$ (1.36)
Net loss per share – diluted	$ (0.70)	$ (1.36)

12.        Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2010 for each of the next five years are as follows:

Year Ending April 30

2011	$6,916,576
2012	6,553,512
2013	6,106,388
2014	5,880,957
2015	5,526,984
Thereafter	26,392,537
Total	$57,376,954

13.        Investments in Affiliates:

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

13.        Investments in Affiliates (continued):

Dover – New Jersey (continued):

	2010 (Audited)	2009 (Audited)

Assets	$13,517,935	$13,713,493
Liabilities	19,279,915	19,627,775
Members’ deficit	(5,761,980)	(5,914,282)
Revenue	2,282,171	2,418,810
Operating expenses	1,042,733	951,801
Non-operating income (expense)	(1,037,136)	(1,039,577)
Net income	202,302	427,432

The property’s major tenant is Stop & Shop, which provided 53% of the total revenue in fiscal 2010 under a lease that expires June 30, 2026.

Cranston – Rhode Island:

Operating data – December 31

Company ownership – 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% interest in April, 2005.

	2009 (Audited)	2008 (Audited)

Assets	$25,418,037	$25,835,689
Liabilities	34,449,170	34,999,483
Partners deficit	(9,031,133)	(9,163,794)
Revenue	4,628,920	4,608,670
Operating expenses	2,164,261	2,171,155
Non-operating income (expense)	(1,925,310)	(1,950,011)
Net income	539,349	487,504

The property has two major tenants, Stop & Shop and Kmart which provided approximately 63% of total revenue in 2009 under leases that expire October 30, 2021 and May 30, 2027, respectively.

Trolley Barn:

The Company owns a 50% interest in the partnership that owns 7 acres of vacant land in Cranston, Rhode Island.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

13.       Investments in Affiliates (continued):

Hartford Lubbock:

The Company owns a 1.99% general partner interest in the partnership, which is managing agent for a shopping center in Lubbock, Texas.  The remaining interest is owned by Lubbock Parkade, Inc., a wholly owned subsidiary of Journal Publishing, Inc., which is owned by the Company's President and his wife.

14.       Financial Instruments:

 Concentrations of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities, accounts, notes  and other receivables.

The Company places its cash deposits, including investments in certificates of deposit, with various financial institutions.  Bank deposits may be in excess of current federal depository insurance limits.

At April 30, 2010, the Company had $1,323,571 of marketable securities. These securities are preferred dividend paying shares of major money center banks. As with all other equity securities they are subject to the volatility of the stock market. The consolidated subsidiary owning $1,318,331 of these securities is 50% owned by others, and both the risk and reward will be shared by the non-controlling partner.

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores. Based on historical experience and other information, no allowance for doubtful accounts is considered necessary by management as of April 30, 2010.

Fair Value of Financial Instruments

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below.

The carrying amount of cash, marketable securities, accounts and notes receivable, other receivables and payables, and accounts payable approximate their fair value because of the short maturity of these instruments.

Mortgages and notes payable: The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company’s current incremental borrowing rate.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

14.        Financial Instruments (continued):

Fair Value Measurements

Fair Value Hierarchy

GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs).  The fair value hierarchy is summarized as follows:

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

	Fair Value Measurements
	Level 1	Level 2	Level 3
Available for sale securities	$1,323,571	$ -0-	$ -0-
Interest rate swap agreements (negative fair value)	-0-	(2,677,363)	-0-
Total	$1,323,571	$(2,677,363)	$ -0-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

14.       Financial Instruments (continued):

Fair Value Measurements (continued):

Items Measured at Fair Value on a Non-recurring Basis

The Company has determined that the disclosure requirements of ASC 820 for nonfinancial assets and liabilities do not currently apply since none of the Company’s nonfinancial assets or liabilities are measured at fair value.

15.       Derivative Instruments:

During fiscal year 2006, the Company entered into two separate floating-to-fixed interest rate swap agreements with a bank, which expire in June 2015 and July 2031. The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have, therefore, recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations. The gain (loss) on derivatives incurred during the years ended April 30, 2010 and 2009 totaled $750,152 and ($2,022,514), respectively, and the Company has recorded a liability of $2,677,363 and $3,427,515 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2010 and 2009, respectively.

16.       Litigation:

Richard E. Kaplan v. First Hartford Corporation

A dissident shareholder (Richard E. Kaplan) previously filed a complaint against both the Company and Neil H. Ellis, individually. The complaint was filed in the United States District Court for the District of Maine on or about September 15, 2005 and is styled as Kaplan v. First Hartford Corporation and Neil Ellis, No. 05-144-DBH.  The complaint alleged that the Company, under the direction and control of Neil Ellis, acted in ways that are illegal, oppressive and fraudulent.

A trial on the merits occurred on November 6th and 7th of 2006 and a "Findings of Fact and Conclusions of Law" (the "Findings") dated April 2, 2007 was rendered by the Court. The Findings found in favor of the Company and Mr. Ellis on all counts (i.e. fraud, illegality, corporate misapplication or waste), except for the count of oppression in which the Court found in favor of the Plaintiff and against both the Company and Mr. Ellis. The Court determined that the appropriate remedy for such oppression was a buyout of Mr. Kaplan’s shares at a fair value to be determined by the Court.

A hearing on fair value was held on July 24 and 25, 2008. On March 20, 2009, the Court issued a finding of “Fact and Conclusions of Law Part 2: Valuations”. The Court determined that as of September 15, 2005 (the Fair Value Date) Mr. Kaplan’s shares were valued at $4.87 a share. The Court subsequently appointed a Special Master to recommend terms of the buyout and to make a determination regarding the number of shares included in the buyout.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

16.       Litigation (continued):

Richard E. Kaplan v. First Hartford Corporation (continued):

On November 23, 2009, the Court issued an Order adopting the Report of the Special Master, which included a recommendation regarding the terms of the buyout.  Per the Order, the buyout requires an initial payment of $500,000, within 30 days of a final judgment, followed by 20 equal consecutive quarterly installments of principal of $120,000 plus interest, with a final balloon payment for all pre-judgment interest. Pre-judgment interest was awarded to Kaplan from September 15, 2005 (the filing date) to the entry date of a final judgment. The Court determined that the interest was not to be compounded and should be paid after the initial obligation is paid in full. Post-judgment interest is to be paid quarterly at the statutory rate (approximately 0.5%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors (currently 5.81%).

On June 1, 2010, the Court issued another Order, which clarified that the ordered buyout includes all of the shares over which Mr. Kaplan has sole or shared dispositive power, which is estimated to be 591,254 shares. A final judgment regarding this case has not yet been issued by the Court.

During the year ended April 30, 2009, the Company recorded an obligation pursuant to the Court’s decision to redeem Mr. Kaplan’s shares in the amount of $2.9 million with a corresponding reduction to additional paid-in capital.  In addition, during the year ended April 30, 2010, the Company has accrued and expensed interest totaling $753,777 ( 5.77%) for the period September 15, 2005 to April 30, 2010, which is net of dividends paid to Mr. Kaplan during this period.

Other Proceedings

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	82	President	1966 – Present

Stuart I. Greenwald	68	Treasurer/Secretary	1980 – Present

David B. Harding	65	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	82	President	1966 – Present
Stuart I. Greenwald	68	Treasurer/Secretary	1980 – Present
David B. Harding	65	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person             pursuant to which such person was or is to be selected director or officer.

(c)        Identification of Certain Significant Employees

Name	Age	Position	Period of Service
John Toic	38	Vice President	2003- Present

(d)        Family Relationships

There are no family relationships among any directors or executive officers.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

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

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(i)         Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 or 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2010, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

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

ITEM 11.         EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis Director and President (CEO)	2010	$251,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$251,053
	2009	$251,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$251,053
Stuart I. Greenwald Director, Treasurer and Secretary	2010	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
	2009	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
David B. Harding Director and Vice President	2010	$176,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$176,053
	2009	$176,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$176,053

ITEM 11.         EXECUTIVE COMPENSATION (continued):

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards					Stock Awards
Name	Number of Securities Under-lying Unexercised Options (#) Exercisable	Number of Securities Under-lying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stuart I Greenwald	50,000	0	0	1.10	2/11/14	0	0	0	0
David B. Harding	50,000	0	0	1.10	2/11/14	0	0	0	0
Other employees	150,000	0	0	1.10	2/11/14	0	0	0	0

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

ITEM 11.         EXECUTIVE COMPENSATION (continued):

(c)        Benefits and Prerequisites (continued):

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)        Security Ownership of Certain Beneficial Owners  - per SEC filings:

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title	Name & Address of	Amount and Nature	(4)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Neil H. Ellis	1,332,687 (1)	40.6%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	Richard Kaplan	591,254 (2)	18.0%
	2345 Washington St.
	Newton, MA 02462

Common Stock	David Kaplan	56,151 (2)	1.7%
	257 East Center St.
	Manchester, CT 06040

Common Stock	John Filippelli	284,681 (3)	8.7%
	85 Pawling Lake
	Pawling, NY 12564

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(a)        Security Ownership of Certain Beneficial Owners  - per SEC filings (continued):

Title	Name & Address of	Amount and Nature	(4)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Joel Lehrer	200,000	6.1%
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

(2) Included in Mr. Richard Kaplan’s shares are 445,535 shares over which both he and David Kaplan have Shared Dispositive Power.

(3) Included in Mr. Filippelli’s shares are 186,668 shares over which he has Shared Dispositive Power and 34,350 owned by Mr. Filippelli's wife.

(4) Percent of class calculation includes options for 250,000 shares.

(b)        Security Ownership of Directors and Executive Officers:

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title Of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,332,687(1)	40.6%
Common
	All Directors and Officers	1,432,687 (5)	43.7%
	As a Group (3 in number)

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

Information for our equity compensation plans in effect as of April 30, 2010 is as follows:

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

For the year ended April 30, 2010, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:

Management Fee (at 4%)                     $60,453

Miscellaneous Service                                  -0-

For the year ended April 30, 2010, Parkade Center Inc. received distributions of $4,737 and Lubbock Parkade Inc. received distributions in that period of $219,358 from Hartford Lubbock LP.

Mr. and Mrs. Ellis also own a small residential property (40 apartment units) in Enfield, Connecticut that the Company no longer manages.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                        AND DIRECTOR INDEPENDENCE (continued):

Included in Notes payable, is a note due to Neil Ellis, the President of the Company, in the amount of $250,000 to provide operating cash until the Clarendon transaction closed. This is a non-interest bearing note which was repaid in May 2010.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2010 and 2009 to First Hartford’s principal accounting firm, CCR LLP.

	2010	2009
Audit Fees	$104,100	$104,000
Audit Related Fees	25,000	24,000
All Other Fees	3,000	6,353

Audit Related Fees	$25,000	$24,000
Audit fees - unconsolidated subsidiaries	3,000	-0-
Accounting research	$28,000	$26,265

The Board of Directors has:

(a)        reviewed and discussed our audited financial statements;

(b)        discussed with our independent auditors the matters required to be discussed by AU 380 (Communication with Audit Committees)

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES (continued):

(c)        received the written disclosures and the letter from our auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed the independence of our auditors with our independent auditors.

Based on the review and discussions described above, the Board of Directors approved the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Neil H. Ellis

Stuart I. Greenwald

David B. Harding

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Pages
(a)	(1)	The following financial statements are
		included in Part II, Item 8:

		Financial Statements:
		Report of Independent Registered Public Accounting Firm	17

		Consolidated Balance Sheets – April 30, 2010 and 2009	18-19

		Consolidated Statements of Operations For the Years
		Ended April 30, 2010 and 2009	20-21

		Consolidated Statements of Changes in Shareholders’ Deficiency and
		Comprehensive Income (Loss) for the Years Ended April 30, 2010 and 2009	22

		Consolidated Statements of Cash Flows For the Years
		Ended April 30, 2010 and 2009	23-25

		Notes to Consolidated Financial Statements	26-44

	(2)	The following financial statement schedules for the year
		ended April 30, 2010 are submitted herewith:

		Report of Independent Registered Public Accounting Firm on
		Financial Statement Schedules:	59

		Schedule II – Valuation and Qualifying Accounts	60

		Schedule III – Real Estate and Accumulated Depreciation	61

		Schedule IV – Mortgage Loans on Real Estate	62-64

		All other schedules are omitted because they are not required, not applicable,
		or the information is otherwise shown in the financial statements or notes thereto.

(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

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

Not Applicable.

	(9)	Annual Report to Security Holders, Form 10-Q or Quarterly Report
To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President’s letter attached as Exhibit 13.

	(10)	Letter regarding change in accounting principle.

Not Applicable.

	(11)	Previously Unfilled Documents.

Not Applicable.

	(12)	Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(12) Subsidiaries of the Registrant (continued).

Name of Subsidiary	State in which Incorporated

DE 150 Corp	Delaware

Brewery Parkade, Inc.	Rhode Island

Cranston Parkade, LLC	Rhode Island

Tri-City Plaza, Inc.	New Jersey

Bangor Parkade, Inc.	Maine

1150 Union Street Corp.	Massachusetts

CP Associates, LLC	Rhode Island

Trolley Barn Associates, LLC	Rhode Island

Main Street NA Parkade, LLC	Connecticut

Connolly & Partners, LLC	Massachusetts

Cranston/BVT Associates Limited Partnership	Rhode Island

FHRC Management Corp.	Delaware

The Shoppes at Rio Grande Valley, LP	Texas

First Hartford Rio Grande Valley, LP	Texas

Triangle Center, Inc.	Delaware
Merged into First Hartford Realty Corp.
January 1, 2010

Rockland Place Apartments, LLC	Massachusetts

Rockland Place Developers, LLC	Massachusetts

Rockland Place Apartments, LP	Massachusetts

Independence Park Asset Management Co, LLC	Delaware

EH&N U Inc.	Massachusetts

First Hartford Plumbing Inc.	Massachusetts

FALAH Corp.	Massachusetts

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

	(12)	Subsidiaries of the Registrant (continued).

		Name of Subsidiary	State in which Incorporated

		Clarendon Hill Somerville Limited Partnership	Massachusetts

		Clarendon Developer, LLC	Massachusetts

		Clarendon Hill Somerville, LLC	Massachusetts

	(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

	(14)	Power of Attorney.

Not Applicable.

	(15)	Additional Exhibits.

	(16)	Not Applicable
	(17)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

	(18)	Exhibit 31.1

	(19)	Exhibit 31.2

	(20)	Exhibit 32.1

	(21)	Exhibit 32.2

(c)		Other Financial Statements-Non-consolidated subsidiaries

Cranston/BVT Associates Limited Partnership
Dover Parkade LLC
57

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned,

Thereunto Duly Authorized.

Dated: August 5, 2010

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 5, 2010	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

August 5, 2010	/s/ Stuart I. Greenwald Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the consolidated financial statements of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and for the years then ended, and have issued our report thereon dated August 3, 2010; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedules of First Hartford Corporation and subsidiaries, listed in item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    /s/ CCR LLP

Glastonbury, Connecticut

August 3, 2010

First Hartford Corporation and Subsidiaries

Schedule II

Valuation And Qualifying Accounts

For The Years Ended April 30, 2010 and 2009

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts – describe		Deductions Describe	Balance at end of year

Year ended April 30, 2010:

Allowance for doubtful accounts receivable	$44,000	$297,398	$- 0 -	(a)	$127,398	$214,000

Allowance for deferred tax assets	$2,820,000	$156,000	$- 0 -		$- 0 -	$2,976,000

Year ended April 30, 2009:

Allowance for doubtful accounts receivable	$70,000	$62,226	$- 0 -	(a)	$88,226	$44,000

Allowance for deferred tax assets	$1,315,000	$1,505,000	$- 0 -		$- 0 -	$2,820,000

(a)        Write-off of specific accounts receivable.

First Hartford Corporation and Subsidiaries

Schedule III

Real Estate and Accumulated Depreciation

April 30, 2010

	Encumbrances		Initial Cost To Company		Gross Amount at Which Carried at Close of Period
Description	Constr. Loans	Mortgage, Notes Payable	Land	Bldgs. and Imp.	Land	Bldgs. and Imp.	Total	Accum. Depr.	Date of Constr.	Life on Which Depr. in Latest Income Statement is Computed
Property Under Construction

Shopping Center, MA	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	318,589	318,589	- 0 -	2008-
Shopping Center, TX	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	5,207,269	5,207,269	- 0 -	2010-

Developed Properties

Shopping Centers: Connecticut	- 0 -	9,912,858	582,000	7,288,582	582,000	7,480,497	8,062,497	2,817,910	1990-1998	40 Years
Massachusetts	- 0 -	21,106,083	2,894,200	10,903,437	2,894,200	18,678,392	21,572,592	2,436,752	1981-2006	40 Years
Texas	48,391,946	- 0 -	16,862,215	- 0 -	16,862,215	22,001,949	38,864,164	804,273	2008-2009	40 Years

Apartments - MA	4,291,243	37,010,442	3,325,896	27,893,425	3,474,365	38,967,403	42,441,768	1,537,055	1973/2008	40 Years

Police Station, RI	- 0 -	9,490,607	- 0 -	10,132,902	- 0 -	10,132,902	10,132,902	1,182,178	2005-2007	25 Years
College & Restaurant, RI	- 0 -	10,741,336	- 0 -	10,371,640	- 0 -	10,363,677	10,363,677	1,639,418	2004	40 Years

	$52,683,189	$88,261,326	$23,664,311	$66,589,986	$23,182,780	$113,150,678	$136,963,458	$10,417,586
		(1)

(1)                 Does not include the mortgage on the building housing the Company’s main office.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2010

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Shopping Center, Putnam, CT	5.52%	2014	$31,867 Principal & Interest Monthly Estimate due at Maturity $4,679,000	None	$5,600,000	$5,164,524	-
Shopping Center, North Adams, MA	5.50%	2030	$57,637 monthly interest due plus excess over cash flow	None	12,575,424	12,575,424	-
Shopping Center, Plainfield, CT	5.875%	2030 Call date 12/1/2014	$ 33,177 Principal & Interest Monthly Estimate due at call date $4,123,000	None	5,300,000	4,748,334	-
Shopping Center, West Springfield, MA	5.52%	2014	$52,637 Principal & Interest Monthly Estimate due at Maturity $7,745,000	None	9,250,000	8,530,659	-
Office Manchester, CT	7.00%	2012	$ 2,617 Principal & Interest Monthly	None	335,000	262,103	-
College, Cranston, RI	6.11%	2015	$67,884 Principal & interest monthly Estimate due at Maturity $9,377,000	None	11,700,000	10,741,337	-
Police Station Cranston, RI	6.41%	2031	$68,245 Principal & interest monthly	None	10,100,000	9,490,607	-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2010

(continued)

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Apartments, Rockland, MA	7.937%	2018	$27,512 Principal & interest paid monthly	None	2,409,018	1,887,722	-
Apartments, Rockland, MA	11.00%	2017	$2,321 Principal & interest paid monthly	None	178,677	144,849	-
Apartments, Rockland, MA	5.36%	2024	Principal & all accrued interest due 01/01/24	None	18,315,482	1,828,910	-
Apartments, Rockland, MA	7.250%	2046	$39,040 Principal & Interest paid monthly	None	$5,700,000	$5,632,265	-
Apartments, Rockland, MA	0.00%	2056	Non-interest bearing Due at Maturity	None	500,000	500,000	-
Apartments, Rockland, MA	0.00%	2046	Flexible subsidy capital improvement loan Payable upon surplus cash or at maturity	None	4,268,539	4,268,539	-
Apartments, Somerville, MA	5.59%	2030	$103,963 Principal & interest paid monthly	None	15,236,401	15,236,401	-
Apartments, Somerville, MA	1.00%	2030	Principal and all accrued interest due 10/2030	None	2,279,216	2,279,216	-
Apartments, Somerville, MA	5.00%	2030	Principal & all accrued interest due 10/2030	None	1,322,844	1,322,844	-

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

APRIL 30, 2010

(continued)

Description Mortgage Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Apartments, Somerville, MA	0.00%	2030	Non-interest bearing	None	2,000,000	1,450,000	-
Apartments, Somerville, MA	5.50%	4/1/2013	Principal & all accrued interest due 4/1/2013	None	550,000	550,000	-
						$86,613,734

Balance at April 30, 2009	$66,728,479

New Mortgage Loans	20,838,461
Principal Payments	(953,206)

Balance at April 30, 2010	$86,613,734

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Cranston/BVT Associates Limited Partnership:

We have audited the accompanying balance sheets of Cranston/BVT Associates Limited Partnership (the "Partnership") as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

            /s/ CCR LLP

Glastonbury, Connecticut
February 23, 2010

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
ASSETS
	2009	2008
Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building and improvements	17,336,650	17,336,650
	27,671,475	27,671,475
Less: accumulated depreciation and amortization	5,234,972	4,593,902
	22,436,503	23,077,573
Cash and cash equivalents	1,266,569	1,078,427
Tenant accounts receivable, less allowance for doubtful
accounts of $38,000 in 2009 and $20,000 in 2008	143,219	114,729
Rent receivable	843,334	786,431
Prepaid expenses	54,716	51,127
Mortgage escrows	327,468	340,045
Mortgage origination fees, net	125,463	148,986
Tenant improvements, net	39,788	53,050
Leasing commissions, net	180,977	185,321
	2,981,534	2,758,116
Total Assets	$25,418,037	$25,835,689
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage note payable	$33,738,213	$34,285,540
Accounts payable	37,907	29,907
Accrued liabilities	162,780	165,421
Prepaid rents	465,580	479,865
Tenant security deposits	44,690	38,750
	34,449,170	34,999,483
Partners' deficit	(9,031,133)	(9,163,794)
Total Liabilities and Partners' Deficit	$25,418,037	$25,835,689

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
Revenues:
Rental income	$4,628,920	$4,608,670
Operating expenses:
Rental expense	1,169,929	1,160,689
Depreciation and amortization	691,287	702,023
Selling, general and administrative	113,877	117,900
Management fees - related party	189,168	190,543
	2,164,261	2,171,155
Income from operations	2,464,659	2,437,515
Non-operating income (expense):
Interest and other income	5,560	16,516
Interest expense	(1,930,870)	(1,966,527)
	(1,925,310)	(1,950,011)
Net income	$539,349	$487,504

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	Cranston
	Parkade, LLC	CP/BVT, Inc.	Total
	(98% Owner)	(2% Owner)	Capital (Deficit)
Balance, January 1, 2008	$(9,741,019)	$98,976	$(9,642,043)
Net income	477,754	9,750	487,504
Distributions	(3,000)	(6,255)	(9,255)
Balance, December 31, 2008	(9,266,265)	102,471	(9,163,794)
Net income	528,562	10,787	539,349
Distributions	(402,750)	(3,938)	(406,688)
Balance, December 31, 2009	$(9,140,453)	$109,320	$(9,031,133)

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
Cash flows from operating activities:
Net income	$539,349	$487,504
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	691,287	702,023
Amortization of tenant improvements	13,262	13,262
Bad debt expense	18,000	57,113
(Increase) decrease in:
Tenant accounts receivable	(46,490)	(61,697)
Rent receivable	(56,903)	(81,617)
Prepaid expenses	(3,589)	1,501
Mortgage escrows	12,577	(85,640)
Leasing commissions	(22,350)	(19,527)
Increase (decrease) in:
Accounts payable	8,000	12,292
Accrued liabilities	(2,641)	(62,205)
Prepaid rents	(14,285)	40,809
Tenant security deposits	5,940	(12,214)
Net cash provided by operating activities	1,142,157	991,604
Cash flows from investing activities:
Purchases of real estate and improvements	-	(175,000)
Cost of tenant improvements	-	(66,312)
Net cash used in investing activities	-	(241,312)
Cash flows from financing activities:
Repayments of mortgage note payable	(547,327)	(511,843)
Partner distributions	(406,688)	(9,255)
Net cash used in financing activities	(954,015)	(521,098)
Net increase in cash and cash equivalents	188,142	229,194
Cash and cash equivalents, beginning of year	1,078,427	849,233
Cash and cash equivalents, end of year	$1,266,569	$1,078,427
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,933,511	$1,968,996

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Cranston/BVT Associates Limited Partnership (the “Partnership”) holds an interest in real property located in Cranston, Rhode Island, and operates thereon a retail commercial shopping center.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheets are unclassified.

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The Partnership’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Partnership’s financial statements have been changed to refer to the appropriate ASC topics in certain instances or otherwise omitted.

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

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (Continued)

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Partnership's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings and improvements thereon are depreciated using the straight line method over an estimated useful life ranging from ten to forty years.  Depreciation and amortization expense on real estate and improvements for the years ended December 31, 2009 and 2008 was $641,070 and $638,884 respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Partnership maintains cash and restricted cash, consisting of mortgage escrow accounts, with various financial institutions, the balance of which may periodically exceed current federal depository insurance limits.  Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum.  At December 31, 2009 and 2008, cash equivalents totaled $1,247,908 and $1,045,122, respectively, and consisted of various money market accounts.

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of the Partnership’s mortgage financing.  The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

Amortization expense was $23,523 for each of the years ended December 31, 2009 and 2008. Amortization expense for the next five years is expected to be $23,523 per year.

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases.

Amortization expense for the years ended December 31, 2009 and 2008 was $26,694 and $39,616, respectively.  Amortization expense for the next five years is expected to be as follows:

Year ending December 31,
2010	$28,948
2011	27,961
2012	15,649
2013	13,351
2014	11,135

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (Continued)

Tenant Improvements

Tenant improvements represent improvements to lease space made by the Partnership to accommodate the specific needs of tenants.  Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income.  For each of the years ended December 31, 2009 and 2008, amortization of tenant improvements reduced rental income by $13,262.

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

Uncertain Tax Positions

Effective January 1, 2009, the Partnership implemented the new accounting requirements associated with uncertainty in income taxes using the provisions of ASC 740, Income Taxes. The guidance prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required before being recognized in the financial statements.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2009, the Partnership has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Fair Value Measurements

The Partnership has implemented the guidance in ASC 820, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements.  This guidance only applies when the fair value measurement of assets and liabilities is required or permitted.  Effective January 1, 2008, the Partnership adopted the disclosure requirements for financial assets and liabilities and effective January 1, 2009, the Partnership adopted the disclosure requirements for nonfinancial assets and liabilities.  The Partnership does not currently have any financial or nonfinancial assets or liabilities measured at fair value, therefore the disclosure requirements of ASC 820 do not apply.

Subsequent Events

In connection with the preparation of the financial statements, management evaluated subsequent events after the balance sheet date of December 31, 2009 through February 23, 2010.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2009 and 2008

Note 2 – Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. Tenant accounts receivable represent unpaid base rent and reimbursements of certain costs such as real estate taxes, utilities, insurance and other common area costs. The Partnership establishes an allowance for doubtful tenant accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  As of December 31, 2009 and 2008, approximately 63% and 76%, respectively, of the tenant accounts receivable balance was due from three and four tenants, respectively.  Rent receivable represents the amount of rental income recognized on a straight-line basis over the term of the related leases in excess of actual rental payments received to date and management does not believe an allowance is necessary.  Approximately 63% of the Partnership's rental income is from two tenants in both 2009 and 2008.

Note 3 – Mortgage Note Payable

The Partnership has a mortgage note payable to a bank in the outstanding principal amount of $33,738,213 and $34,285,540 as of December 31, 2009 and 2008, respectively.  The mortgage note payable requires monthly payments of principal and interest totaling $206,737, carries interest at a fixed rate of 5.603% and is secured by the real estate of the Partnership.  All principal and accrued interest outstanding at May 2015 is due and payable at that time.

Annual principal payments for each of the next five years and thereafter are as follows:

Year ending December 31,
2010	579,243
2011	613,019
2012	643,494
2013	686,286
2014	726,305
2015 and thereafter	30,489,866
$ 33,738,213

Note 4 - Related Party Transaction

The Partnership is party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes To Financial Statements

For The Years Ended December 31, 2009 and 2008

Note 5 - Leases

The Partnership is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Partnership in monthly installments and the payments escalate by varying amounts annually. The Partnership records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $56,903 and $81,617 for the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2008, a tenant terminated its lease prior to expiration of the lease term.  The related rent receivable balance which was written-off as of the termination date totaled $57,113.

Minimum future rental payments to be received on non-cancelable leases as of December 31, 2009, for each of the next five years are as follows:

Year ending December 31,
2010	$3,568,292
2011	3,561,931
2012	2,885,764
2013	2,580,609
2014	2,395,950

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
APRIL 30, 2010 AND 2009

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DOVER PARKADE LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Dover Parkade LLC

We have audited the accompanying balance sheets of Dover Parkade LLC (the "Company") as of April 30, 2010 and 2009, and the related statements of operations, changes in members’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

            /s/ CCR LLP

Glastonbury, Connecticut
July 29, 2010

DOVER PARKADE LLC
BALANCE SHEETS
APRIL 30, 2010 AND 2009

ASSETS

	2010	2009
Real estate and improvements:
Land	$ 3,154,000	$ 3,154,000
Building and improvements	10,994,066	10,994,066
	14,148,066	14,148,066
Less: accumulated depreciation and amortization	2,607,296	2,324,944
	11,540,770	11,823,122

Cash and cash equivalents	213,840	473,606
Tenant accounts receivable	40,490	3,171
Rent receivable	921,725	854,651
Note receivable	100,000	-
Prepaid expenses	56,272	67,877
Mortgage escrows	154,873	244,567
Mortgage origination fees, net	120,920	144,324
Tenant improvements, net	205,367	28,264
Leasing commissions, net	163,678	73,911
	1,977,165	1,890,371

Total Assets	$ 13,517,935	$ 13,713,493

LIABILITIES AND MEMBERS' DEFICIT

Liabilities:
Mortgage note payable	$ 19,092,533	$ 19,420,451
Accounts payable and accrued liabilities	88,748	92,412
Prepaid rents	43,070	57,431
Tenant security deposits	55,564	57,481
	19,279,915	19,627,775

Members' deficit	(5,761,980)	(5,914,282)

Total Liabilities and Members' Deficit	$ 13,517,935	$ 13,713,493

DOVER PARKADE LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
Revenues:
Rental income	$ 2,282,171	$ 2,508,774
Loss on early lease terminations	-	(89,964)
	2,282,171	2,418,810
Operating expenses:
Rental expenses	565,419	489,573
Depreciation and amortization	332,634	335,437
Selling, general and administrative	41,940	32,066
Management fees - related party	102,740	94,725
	1,042,733	951,801

Income from operations	1,239,438	1,467,009

Non-operating income (expense)
Other income	8,406	23,342
Interest expense	(1,045,542)	(1,062,919)
	(1,037,136)	(1,039,577)

Net income	$ 202,302	$ 427,432

DOVER PARKADE LLC
STATEMENTS OF CHANGES IN MEMBERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
	Sixth		Total
	Venture, LLC	Tri-City Plaza, Inc.	Members' Equity
Balance, May 1, 2008	$(3,024,857)	$(3,024,857)	$(6,049,714)
Net income	213,716	213,716	427,432
Distributions	(146,000)	(146,000)	(292,000)
Balance, April 30, 2009	(2,957,141)	(2,957,141)	(5,914,282)
Net income	101,151	101,151	202,302
Distributions	(25,000)	(25,000)	(50,000)
Balance, April 30, 2010	$(2,880,990)	$(2,880,990)	$(5,761,980)

DOVER PARKADE LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net income	$202,302	$427,432
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	332,634	335,437
Amortization of tenant improvements	38,814	22,946
Loss on early lease terminations	-	89,964
(Increase) decrease in:
Tenant accounts receivable	(37,319)	(3,171)
Rent receivable	(67,074)	(59,257)
Prepaid expenses	11,605	(3,901)
Mortgage escrows	89,694	25,682
Tenant improvements	(215,917)	-
Leasing commissions	(116,645)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	(3,664)	(20,892)
Prepaid rents	(14,361)	40,861
Tenant security deposits	(1,917)	(24,298)
Proceeds from early lease terminations	-	132,956
Net cash provided by operating activities	218,152	963,759
Cash flows from investing activities:
Loan to tenant	(100,000)	-
Net cash used in investing activities	(100,000)	-
Cash flows from financing activities:
Repayments of mortgage note payable	(327,918)	(310,616)
Member distributions	(50,000)	(292,000)
Net cash used in financing activities	(377,918)	(602,616)
Net (decrease) increase in cash and cash equivalents	(259,766)	361,143
Cash and cash equivalents, beginning of year	473,606	112,463
Cash and cash equivalents, end of year	$213,840	$473,606
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,047,006	$1,064,306

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2010 and 2009

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

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The Company’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Company’s financial statements have been changed to refer to the appropriate ASC topics in certain instances or otherwise omitted.

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

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Real Estate and Improvements

Real estate and improvements thereon are stated at cost. The Company's real estate has been pledged as security for a mortgage note payable (see Note 3).

Buildings and improvements thereon are depreciated using the straight line method over an estimated useful life ranging from twenty-five to forty years.  Depreciation and amortization expense on real estate and improvements for each of the years ended April 30, 2010 and 2009 was $282,352.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains cash and restricted cash consisting of mortgage escrow accounts with various financial institutions, the balance of which may periodically exceed current federal depository insurance limits.  Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum.  At April 30, 2010 and 2009, cash equivalents totaled approximately $210,000 and $370,000, respectively, and consisted of a money market account.

Mortgage Origination Fees

Mortgage origination fees represent legal fees and other costs relating to the acquisition of the Company’s mortgage financing.  The fees are being amortized on a straight-line basis over the life of the related mortgage note payable.

Amortization expense was $23,404 for each of the years ended April 30, 2010 and 2009.  Amortization expense for the next five years is expected to be $23,404 per year.

Leasing Commissions

Leasing commissions are amortized on a straight-line basis over the life of the related leases and are accelerated in the event of an early termination of a tenant lease.

Amortization expense for the years ended April 30, 2010 and 2009 was $26,878 and $29,681, respectively.  Amortization expense for the next five years is as follows:

Year ending April 30:
2011	$24,910
2012	21,286
2013	15,982
2014	15,982
2015	14,318

Tenant Improvements

Tenant improvements represent improvements to leased space made by the Company to accommodate the specific needs of tenants.  Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income.  For the years ended April 30, 2010 and 2009, amortization of tenant improvements reduced rental income by $38,814 and $22,946, respectively.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2010 and 2009

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

Uncertain Tax Positions

Effective January 1, 2009, the Company implemented the new accounting requirements associated with uncertainty in income taxes using the provisions of ASC 740, Income Taxes. The guidance prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required before being recognized in the financial statements.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of April 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Fair Value Measurements

The Company has implemented the guidance in ASC 820, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements.  This guidance only applies when the fair value measurement of assets and liabilities is required or permitted.  Effective May 1, 2009, the Company adopted the disclosure requirements for financial assets and liabilities and effective May 1, 2010, the Company adopted the disclosure requirements for nonfinancial assets and liabilities.  The Company does not currently have any financial or nonfinancial assets or liabilities measured at fair value, therefore the disclosure requirements of ASC 820 do not apply.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2010 and 2009

Note 2 – Financial Instruments

Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of tenant accounts receivable and rent receivable.  The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. Tenant accounts receivable represent unpaid base rent and reimbursements of certain costs such as real estate taxes, utilities, insurance and other common area costs.  The Company establishes an allowance for doubtful tenant accounts based upon factors surrounding the credit risk of specific tenants, historical trends and other information.  Management believes that tenant accounts receivable and rent receivable are fully collectible at April 30, 2010 and 2009, and therefore has not recorded an allowance for doubtful accounts.  As of April 30, 2010 and 2009, approximately 55% and 100%, respectively, of the tenant accounts receivable balance was due from two tenants.  Rent receivable represents the amount of rental income recognized on a straight-line basis over the term of the related leases in excess of actual rental payments received to date and management does not believe an allowance is necessary.  Approximately 58% and 54% of the Company's rental income is from one tenant in 2010 and 2009, respectively.

Note 3 – Mortgage Note Payable

The Company has a mortgage note payable to a bank in the outstanding principal amount of $19,092,533 and $19,420,451 as of April 30, 2010 and 2009, respectively.  The mortgage note requires monthly payments of principal and interest totaling $114,577, carries interest at a fixed rate of 5.358%, and is secured by the real estate of the Company.  All principal and accrued interest outstanding at July 1, 2015 is due and payable at that time.

Annual principal payments for each of the fiscal years ending April 30 through the maturity date of the loan are as follows:

2011	$346,182
2012	362,705
2013	385,665
2014	407,145
2015	429,822
2016	17,161,014
$19,092,533

Note 4 – Related Party Transaction

The Company is party to a property management agreement with Paramount Realty, which is related to a member of the Company.  The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2010 and 2009

Note 5 – Leases

The Company is the lessor of commercial real estate under operating leases ranging from five to twenty-five years with various renewal options. Lease payments are made to the Company in monthly installments and the payments escalate by varying amounts annually. The Company records rent on a straight-line basis over the life of the leases. Amounts recorded as revenue in excess of amounts received increased the rent receivable by $67,074 and $59,257 for the years ended April 30, 2010 and 2009, respectively.  During the year ended April 30, 2009, two tenants’ leases were terminated prior to expiration of their lease terms.  The related rent receivable balances, totaling $193,091, were written-off as of the termination dates and included in the loss on early lease terminations.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2010, for each of the next five years are as follows:

Year ending April 30:
2011	$1,732,725
2012	1,750,299
2013	1,677,955
2014	1,679,505
2015	1,660,637