Form 10-Q
period 2010-07-31
FIRST HARTFORD CORP
filed 2010-10-06
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010.

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

3,027,965 as of October 1, 2010

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2010	April 30, 2010
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$110,459,740	$131,437,600
Equipment and tenant improvements	1,449,946	1,408,206
	111,909,686	132,845,806

Less: accumulated depreciation and amortization	8,999,444	11,200,570
	102,910,242	121,645,236

Property under construction	11,473,810	5,525,858
	114,384,052	127,171,094

Cash and cash equivalents	2,686,136	5,179,164

Cash and cash equivalents - restricted	2,687,055	2,350,003

Marketable securities	12,216	1,323,571

Accounts and notes receivable, less allowance for doubtful accounts
of $500,000 and $214,000 as of July 31, 2010 and April 30, 2010, respectively	1,631,836	2,175,177

Other receivables	11,613,286	15,654,514

Deposits, escrows, prepaid and deferred expenses, net	10,382,702	10,316,964

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	486,704	454,467

Deferred tax assets, net	1,238,000	1,238,000

Total Assets	$145,131,652	$165,872,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

 LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	July 31, 2010	April 30, 2010
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loans payable	$57,487,978	$52,683,189
Mortgages payable	66,129,673	86,613,734
Notes payable	1,683,792	2,165,321
	125,301,443	141,462,244

Accounts payable	2,998,398	1,815,727
Other payables	6,594,583	10,133,280
Accrued liabilities	6,740,571	7,454,741
Deferred income	43,916	198,090
Derivative liabilities	-0-	2,677,363
Other liabilities	4,494,682	4,709,772
Due to related parties and affiliates	89,141	62,418
Total Liabilities	146,262,734	168,513,635

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	2,176,704	2,176,704
Accumulated deficit	(14,163,082)	(15,118,235)
Accumulated other comprehensive loss	-0-	(85,414)
Treasury stock, at cost, 270,644 shares as of July 31, 2010 and April 30, 2010	(2,044,429)	(2,044,429)
Total Company Shareholders’ Deficiency	(10,732,198)	(11,772,765)
Noncontrolling interests	9,601,116	9,131,749

Total Shareholders’ Deficiency	(1,131,082)	(2,641,016)

Total Liabilities and Shareholders’ Deficiency	$145,131,652	$165,872,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	July 31, 2010	July 31, 2009
Operating revenues:		(As Restated)
Rental income	$4,198,477	$3,106,372
Service income	767,839	1,594,634
Other Income	85,312	246,187
	5,051,628	4,947,193

Operating costs and expenses:
Rental expenses	3,148,451	1,906,504
Service expenses	633,396	903,227
Selling, general and administrative expenses	772,598	872,787
	4,554,445	3,682,518

Income from operations	497,183	1,264,675

Non-operating income (expense):
Interest expense	(1,690,195)	(1,527,295)
Other income	-0-	37,510
Gain on derivatives	-0-	824,565
Equity in earnings of unconsolidated subsidiaries	215,437	142,975
	(1,474,758)	(522,245)

(Loss) income before income taxes	(977,575)	742,430

Provision for income taxes	2,350	16,717

Net (loss) income	(979,925)	725,713

Net (income) loss attributable to noncontrolling interests	(30,922)	119,991

Net (loss) income attributable to Company	(1,010,917)	845,704

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period	-0-	293,732

Comprehensive (loss) income	$(1,010,917)	$1,139,436

Net ( loss) income per share - basic	$(0.33)	$0.28

Net (loss) income per share - diluted	$(0.33)	$0.28

Shares used in basic per share computation	3,027,998	3,028,065

Shares used in diluted per share computation	3,027,998	3,064,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended

	July 31, 2010	July 31, 2009
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(979,925)	$725,713
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(215,437)	(142,975)
Gain on sales of marketable securities	-0-	(37,510)
Depreciation	699,599	709,871
Amortization	78,609	74,663
Gain on derivatives	-0-	(824,565)

(Increase) decrease in:
Accounts, notes and other receivables, net	4,222,887	2,853,857
Deposits, escrows, prepaid and deferred expenses	(572,699)	(301,977)
Cash and cash equivalents – restricted	(337,052)	(595,538)

Increase (decrease) in:
Accrued liabilities	(521,916)	(255,018)
Deferred income	(16,821)	141,670
Accounts and other payables	(2,356,026)	(2,286,490)

Net cash provided by operating activities	1,219	61,701

Cash flows from investing activities:
Distributions from affiliates, net	347	549
Investment in marketable securities, net	-0-	(35,738)
Purchase of equipment and tenant improvements	(41,740)	(13,974)
Deconsolidation of CP Associates, LLC	(1,891,798)	-0-
Additions to developed properties and properties under construction	(5,545,797)	(647,326)
Net cash used in investing activities	(7,478,988)	(696,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2010	July 31, 2009
		(As Restated)
Cash flows from financing activities:
Limited partners investment in consolidated joint ventures	936,401	374,664
Purchase of treasury stock	-0-	(315)

Proceeds from:
Construction loans payable	4,804,789	841,872
Principal payments on:
Construction loans payable	-0-	(245,033)
Mortgages payable	(252,118)	(244,666)
Notes payable	(481,529)	(1,516)
Advances to related parties and affiliates, net	(22,802)	(8,613)

Net cash provided by financing activities	4,984,741	716,393

Net (decrease) increase in cash and cash equivalents	(2,493,028)	81,605

Cash and cash equivalents, beginning of period	5,179,164	2,760,342

Cash and cash equivalents, end of period	$2,686,136	$2,841,947

Cash paid during the period for interest	$1,913,167	$1,434,726
Cash paid during the period for income taxes	$34,641	$28,417

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2010.

Certain amounts in the statements of operations and cash flows for the three months ended July 31, 2009 have been restated to correct an error in the period as reported in Note 9 of the Company’s Form 10-Q for the quarterly period ended January 31, 2010. The error related to the capitalization of project costs associated with the acquisition and development of a low income multi-residential housing complex. Note 4 summarizes the impact of the error on our previously reported condensed consolidated financial statements for the quarterly period ended July 31, 2009.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Significant Accounting Policies (continued):

Significant Accounting Policies

There has been no change in the Company's significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended April 30, 2010, except as discussed below.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued consolidation guidance, which amended the previous consolidation guidance applicable to variable interest entities.  Under the updated guidance, the identification of a primary beneficiary of a variable interest entity (“VIE”) is defined as the enterprise that has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The application of this updated guidance was effective for the Company as of May 1, 2010.  Based on this updated guidance, the Company determined that it is no longer considered to be the primary beneficiary of the Company’s joint venture, CP Associates, LLC (“CP Associates”).  As a result of the initial application of this updated guidance, the Company has deconsolidated CP Associates as of May 1, 2010 and has measured its 50% retained interest in CP Associates at the carrying amount of the Company’s retained interest had this updated guidance been effective when CP Associates was initially formed.  The difference between the net amount removed from the Company’s balance sheet and the amount of the Company’s 50% retained interest in CP associates has been recognized as a cumulative effect adjustment to the Company’s beginning equity as of May 1, 2010 (see Note 2).

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

2.         Investments in Affiliated Partnerships

On May 1, 2010, the Company deconsolidated CP Associates based on updated consolidation guidance issued by the FASB.  The following is a summary of the carrying amount of CP Associates’ assets and liabilities and the resulting cumulative effect adjustment to the Company’s equity as of May 1, 2010.

Assets	$21,685,455
Liabilities	23,238,912
Equity: Cumulative effect adjustment	($1,553,457)

At April 30, 2010, the Company reported approximately $1,892,000 of unrestricted cash and cash equivalents belonging to CP Associates, LLC.  Due to the deconsolidation, it is no longer included in the Company’s balance sheet as of July 31, 2010.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.         Investments in Affiliated Partnerships (continued):

The following is a summary of the effects of CP Associates included in the Company’s condensed consolidated statement of operations for the three month period ended July 31, 2009.

Operating revenue	$780,943
Operating expenses	691,956
Income from operations	88,957
Gain on derivatives	824,565
Net income	$913,552

The Company has prospectively accounted for its retained interest in CP Associates under the equity method of accounting.  In addition, the Company also accounts for its 50% interest in Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  The following is a summary of the unconsolidated operating results of CP Associates for the three month period ended July 31, 2010 and of the unconsolidated operating results of Cranston Parkade, LLC and Dover Parkade, LLC for the three month periods ended July 31, 2010 and 2009.

Three Months Ended July 31
2010
CP Associates, LLC
Revenues	$ 780,555
Expenses	627,297
Loss on derivatives	(1,086,004)
Net loss	$ (932,746)

	Three Months Ended July 31
	2010	2009
Cranston Parkade, LLC
Revenues	$1,293,757	$1,245,828
Expenses	993,834	1,014,774
Net Profit	$299,923	$231,054

Dover Parkade, LLC
Revenues	$672,673	$559,956
Expenses	547,079	506,160
Net Profit	$125,594	$53,796

The Company’s investments in CP Associates, Cranston Parkade and Dover Parkade have been recorded at cost and have been subsequently adjusted for gains, losses and distributions such that the carrying value is less than zero. Although the Company no longer considers itself liable for the obligations of Cranston Parkade and Dover Parkade, it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to these partnerships. Other liabilities in the condensed consolidated balance sheets represents the negative carrying value of these investments.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Income Taxes

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

As of July 31, 2010, the Company has concluded that it is more likely than not that the Company will realize $1,238,000 in deferred tax assets.

4.         Correction of Error

As described in Note 1, the Company identified an error in our condensed consolidated financial statements for the quarterly period ended July 31, 2009.  The error related to the capitalization of project costs associated with the acquisition and development of a low income multi-residential housing complex. The following table summarizes the impact of the error on the Company’s previously reported consolidated financial statements for the quarterly period ended July 31, 2009.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.         Commitments and Contingencies

The Company has been instructed by the Court to buy back the minority interest held by Richard Kaplan.  The Judge has set a value of approximately $2.9 million payable with a $500,000 initial payment and 20 quarterly installments of approximately $120,000 each with a balloon payment of approximately $725,000 for accrued interest from September 15, 2005.  The Company will pay the quarterly payment from a dedicated account which will retain the net cash flow of three shopping centers (Putnam, Plainfield, and Union Street, West Springfield). It is expected that the cash flow will adequately fund the buy back. A liability of approximately $3,675,000 is included in accrued liabilities in the consolidated balance sheet.

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

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company's views about its future performance and constitutes “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationships with key customers may affect the Company's performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

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

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2010 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations:

Rental Income

Rental income increased approximately $1,092,000 for the three months ended July 31, 2010 compared to the period ended July 31, 2009.

The increase was mainly due to the acquisition of Clarendon Towers during April 2010, resulting in additional rental income of approximately $1,873,000 offset by the deconsolidation of CP Associates (approximately $756,000).

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Service Income

Service income decreased approximately $827,000 over the three months ended July 31, 2009.  Fees from CVS Pharmacy amounted to approximately $665,000 of the decrease, which we expect to make up in the 2nd half of our fiscal year. During the period ended July 31, 2009, the Company recognized $94,494 of management fees from Clarendon Towers.  In April 2010, we acquired an interest in Clarendon Towers resulting in consolidation of Clarendon Towers and elimination of management fees of $75,642 during the period ended July 31, 2010.

Rental Expense

Rental expense increased approximately $1,242,000 over the three months ended July 31, 2009.  Of that amount approximately $1,450,000 was from Clarendon.  Due to the deconsolidation at May 1, 2010, expenses for CP Associates are not reflected in rental expenses for the period ended July 31, 2010. During the period ended July 31, 2009, approximately $341,000 of rental expenses were from CP Associates.

Service Expense

Service expense decreased approximately $270,000 from the three month period ended July 31, 2009.  This reduction is mostly from a decline in activity related to our CVS Pharmacy business, which is consistent with the decline in our income generated from this business.

Gain (Loss) on Derivative.

The gain (loss) on derivatives relates to the change in fair value of interest rate swaps held by CP Associates, which was deconsolidated as of May 1, 2010.

For the period ended July 31, 2009, the Company recognized a gain of approximately $825,000 on these swaps.

Capital Resource and Liquidity.

The Company ended the period with approximately $2,686,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalent including approximately $2,425,000 belonging to less than wholly owned consolidated partnerships (Rockland Place, LP, $1,577,000 and Clarendon Hill Somerville, LP, $848,000).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments amounted to approximately $2,687,000 and is included in restricted cash and cash equivalents.

At April 30, 2010, the Company reported approximately $1,892,000 of unrestricted cash and cash equivalents belonging to CP Associates, LLC.  Due to the deconsolidation, it is no longer included in the Company’s balance sheet.

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

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity (continued):

The following schedule outlines our long-term obligations.

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$124,751,443	$1,273,307	$47,320,447	$15,162,636	$60,995,053

Short-Term Debt	550,000	550,000

Stock Repurchase	3,625,000	860,000	960,000	960,000	845,000

Purchase Obligations	4,107,000	4,107,000

Total	$133,033,443	$6,790,307	$48,280,447	$16,122,636	$61,840,053

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of July 31, 2010, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

There have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2010.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
October 6, 2010	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
October 6, 2010	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer