Form 10-Q
period 2010-10-31
FIRST HARTFORD CORP
filed 2011-01-11
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010.

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

2,436,711 as of January 5, 2011

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2010	April 30, 2010
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$110,663,203	$131,437,600
Equipment and tenant improvements	1,522,442	1,408,206
	112,185,645	132,845,806

Less: accumulated depreciation and amortization	9,987,880	11,200,570
	102,197,765	121,645,236

Property under construction	16,509,543	5,525,858
	118,707,308	127,171,094

Cash and cash equivalents	3,562,849	5,179,164

Cash and cash equivalents - restricted	2,168,253	2,350,003

Marketable securities	172,216	1,323,571

Accounts and notes receivable, less allowance for doubtful accounts
of $500,000 and $214,000 as of Oct. 31, 2010 and April 30, 2010, respectively	2,037,807	2,175,177

Other receivables	10,510,203	15,654,514

Deposits, escrows, prepaid and deferred expenses, net	10,163,150	10,316,964

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	484,412	454,467

Deferred tax assets, net	1,238,000	1,238,000

Total Assets	$149,053,863	$165,872,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	October 31, 2010	April 30, 2010
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loans payable	$65,463,131	$52,683,189
Mortgages payable	65,847,529	86,613,734
Notes payable	1,682,259	2,165,321
	132,992,919	141,462,244

Accounts payable	2,068,965	1,815,727
Other payables	4,892,767	10,133,280
Accrued liabilities	6,853,265	7,454,741
Deferred income	110,444	198,090
Derivative liabilities	-0-	2,677,363
Other liabilities	4,566,633	4,709,772
Due to related parties and affiliates	102,750	62,418
Total Liabilities	151,587,743	168,513,635

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	2,176,704	2,176,704
Accumulated deficit	(15,111,665)	(15,118,235)
Accumulated other comprehensive loss	-0-	(85,414)
Treasury stock, at cost, 270,644 shares as of October 31, 2010 and April 30, 2010	(2,044,429)	(2,044,429)
Total Company Shareholders’ Deficiency	(11,680,781)	(11,772,765)
Noncontrolling interests	9,146,901	9,131,749

Total Shareholders’ Deficiency	(2,533,880)	(2,641,016)

Total Liabilities and Shareholders’ Deficiency	$149,053,863	$165,872,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2010	Oct. 31, 2009	Oct. 31, 2010	Oct. 31, 2009
		(As Restated)		(As Restated)
Operating revenues:
Rental income	$4,153,543	$3,570,040	$8,352,020	$6,676,412
Service income	908,390	1,145,480	1,676,229	2,740,114
Sales of real estate	-0-	4,300,000	-0-	4,300,000
Other income	(84,521)	58,619	791	304,806
	4,977,412	9,074,139	10,029,040	14,021,332

Operating costs and expenses:
Rental expenses	3,409,805	2,588,824	6,558,256	4,495,328
Services expenses	713,355	626,469	1,346,751	1,529,696
Cost of sales, real estate	-0-	3,750,828	-0-	3,750,828
Selling, general and administrative	965,069	964,003	1,737,667	1,836,790
	5,088,229	7,930,124	9,642,674	11,612,642

(Loss) income from operations	(110,817)	1,144,015	386,366	2,408,690

Non-operating income (expense):
Interest expense	(1,714,919)	(1,676,899)	(3,405,114)	(3,204,194)
Other income	142,104	197,807	142,104	235,317
(Loss) gain on derivatives	-0-	(207,652)	-0-	616,913
Equity in earnings of unconsolidated subsidiaries	280,834	285,120	496,271	428,095
	(1,291,981)	(1,401,624)	(2,766,739)	(1,923,869)

(Loss) income before income taxes	(1,402,798)	(257,609)	(2,380,373)	484,821

Provision for income taxes	-0-	44	2,350	16,761

Net (loss) income	(1,402,798)	(257,653)	(2,382,723)	468,060

Net loss (income) attributable to noncontrolling interests	454,215	(47,386)	423,223	72,605

Net (loss) income attributable to Company	(948,583)	(305,039)	(1,959,500)	540,665

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities during
the period	-0-	(118,751)	-0-	174,981

Comprehensive (loss) income	$(948,583)	$(423,790)	$(1,959,500)	$715,646

Net (loss) income per share - basic	$(0.31)	$(0.10)	$(0.65)	0.18

Net (loss) income per share - diluted	$(0.31)	$(0.10)	$(0.65)	0.18

Shares used in basic per share computation	3,027,965	3,028,065	3,027,965	3,028,065

Shares used in diluted per share computation	3,027,965	3,028,065	3,027,965	3,064,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2010	October 31, 2009
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(2,382,723)	$468,060
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(496,271)	(428,095)
Gain on sale of real estate	-0-	(549,172)
Gain on sales of marketable securities	-0-	(235,317)
Depreciation	1,694,031	1,222,808
Amortization	142,475	148,799
Gain on derivatives	-0-	(616,913)

(Increase) decrease in:
Accounts, notes and other receivables, net	4,919,999	1,316,633
Deposits, escrows, prepaid and deferred expenses	(417,013)	(1,207,406)
Cash and cash equivalents – restricted	181,750	(941,134)
Increase (decrease) in:
Accrued liabilities	(409,222)	832,903
Deferred income	49,707	(25,512)
Accounts and other payables	(4,987,275)	(375,133)

Net cash used in operating activities	(1,704,542)	(389,479)

Cash flows from investing activities:
Distributions from affiliates, net	353,132	201,562
Investment in marketable securities, net	(160,000)	(48,662)
Purchase of equipment and tenant improvements	(114,236)	(25,800)
Proceeds from sale of real estate, net of closing costs	-0-	3,750,343
Deconsolidation of CP Associates, LLC	(1,891,798)	-0-
Additions to developed properties and properties under construction	(10,790,989)	(831,780)
Net cash (used in) provided by investing activities	(12,603,891)	3,045,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	October 31, 2010	October 31, 2009
		(As Restated)
Cash flows from financing activities:
Limited partners investment in consolidated joint ventures	936,401	374,664
Purchase of treasury stock	-0-	(315)

Proceeds from:
Construction loans payable	12,779,943	1,125,537
Principal payments on:
Construction loans payable	-0-	(3,622,607)
Mortgages payable	(534,263)	(445,548)
Notes payable	(483,062)	(3,035)
Advances to related parties and affiliates, net	(6,901)	(16,893)

Net cash provided by (used in) financing activities	12,692,118	(2,588,197)

Net (decrease) increase in cash and cash equivalents	(1,616,315)	67,987

Cash and cash equivalents, beginning of period	5,179,164	2,760,342

Cash and cash equivalents, end of period	$3,562,849	$2,828,329

Cash paid during the period for interest	$3,118,097	$3,032,328
Cash paid during the period for income taxes	$35,791	$28,461

Non-cash investing and financing activities:
Reduction of developed properties resulting from an increase in
other receivables related to Edinburg reimbursement agreement	$-0-	$8,000,000

Reduction of accrued liabilities resulting from decrease in capital in excess of par for common stock to be redeemed in connection
with the Kaplan matter	$-0-	$2,190,349

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2010.

Certain amounts in the statements of operations and cash flows for the three and six months ended October 31, 2009 have been restated to correct an error in the period as reported in Note 9 of the Company’s Form 10-Q for the quarterly period ended January 31, 2010. The error related to the capitalization of project costs associated with the acquisition and development of a low income multi-residential housing complex. Note 4 summarizes the impact of the error on our previously reported condensed consolidated financial statements for the three and six month periods ended October 31, 2009.

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

At April 30, 2010, the Company reported approximately $1,892,000 of unrestricted cash and cash equivalents belonging to CP Associates, LLC.  Due to the deconsolidation, it is no longer included in the Company’s balance sheet subsequent to April 30, 2010.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.          Investments in Affiliated Partnerships (continued):

The following is a summary of the effects of CP Associates included in the Company’s condensed consolidated statement of operations for the three and six month period ended October 31, 2009.

	Three Months	Six Months
Operating revenue	$787,240	$1,568,183
Expenses	783,679	1,475,635
Gain (Loss) on derivatives	(207,652)	616,913
Net income (Loss)	$(204,091)	$709,461

The Company has prospectively accounted for its retained interest in CP Associates under the equity method of accounting.  In addition, the Company also accounts for its 50% interest in Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  The following is a summary of the unconsolidated operating results of CP Associates for the three and six month period ended October 31, 2010 and of Cranston Parkade, LLC and Dover Parkade, LLC for the three and six month periods ended October 31, 2010 and 2009.

	Three Months Ended	Six Months Ended
	October 31, 2010	October 31, 2010

CP Associates, LLC
Revenues	$776,155	$1,556,710
Expenses	630,492	1,257,789
Loss on derivatives	(261,205)	(1,347,209)
Net Loss	$(115,542)	$(1,048,288)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2010	2009	2010	2009

Cranston Parkade, LLC
Revenues	$1,198,379	$1,157,809	$2,492,136	$2,403,637
Expenses	1,024,621	1,003,649	2,018,455	2,018,423
Net Profit	$173,758	$154,160	$473,681	$385,214

Dover Parkade, LLC
Revenues	$609,879	$559,195	$1,282,552	$1,119,151
Expenses	516,494	545,142	1,063,573	1,051,302
Net Profit	$ 93,385	$14,053	$218,979	$67,849

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.         Investments in Affiliated Partnerships (continued):

The Company received a $210,000 distribution from C.P. Associates during the quarter ended October 31, 2010.  The Company recorded the distribution as a reduction of its investment in C.P. Associates, which has resulted in the carrying value of this investment being less than zero.  The Company reduced the carrying value of its investment in C.P. Associates below zero on the basis that the Company is committed to providing financial support to C.P. Associates due to a personal guarantee made by Mr. Ellis, President of the Company, on a mortgage obtained by C.P. Associates.  The personal guarantee made by Mr. Ellis is 5% of the outstanding balance of the mortgage (approximately $525,000 as of October 31, 2010) and would be recovered by Mr. Ellis from the Company in the event Mr. Ellis was required to perform under the guarantee.  The Company will record any future distributions from C.P. Associates as a further reduction in its investment up to the amount of the guarantee.

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

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company has considered both available positive and negative evidence including, but not limited to, cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. As of October 31, 2010 and April 30, 2010, the Company concluded that it was more likely than not that the Company would realize $1,238,000 in deferred tax assets. Accordingly, the Company increased its valuation allowance by approximately $206,000 during the six months ended October 31, 2010. The Company has federal net operating loss carry-forwards totaling approximately $13 million at October 31, 2010 that are available to offset future federal taxable income through various periods expiring between 2012 and 2026.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.         Correction of Error

As described in Note 1, the Company identified an error in our condensed consolidated financial statements for the three and six months ended October 31, 2009.  The error related to the capitalization of project costs associated with the acquisition and development of a low income multi-residential housing complex. The following table summarizes the impact of the error on the Company’s previously reported consolidated financial statements for the three and six months ended October 31, 2009.

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

5.         Subsequent Events

            Legal

On November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard Kaplan.  The terms as set by the court were a $500,000 initial payment and a secured note for the balance.  There will be 20 quarterly payments of approximately $119,000 each plus interest at the statutory rate (approximately .05%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors.  There will be a balloon payment of approximately $790,000 for pre-judgement interest from September 15, 2005 through November 29, 2010.

The first quarterly payment will be due February 1, 2011.

The Company will pay the quarterly payment from a dedicated account, which will retain the net cash flow of three of the Company’s shopping centers.  It is expected that the cash flow generated from these shopping centers will adequately fund the repayment of the note.  A liability of approximately $3,672,000 is included in accrued liabilities in the consolidated balance sheets.

Although the Company has given additional collateral in the form of the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets, it is highly unlikely in management’s opinion that any of it will be utilized.  On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit.

            Connolly And Partners LLC

On November 30, 2010, Connolly and Partners, LLC (a 75% owned subsidiary consolidated by the Company) acquired the remaining 50% interest in Rockland Place Developers, LLC) (previously 50% owned and consolidated by Connolly and Partners, LLC) for a purchase price of $600,000.

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

Results of Operations:

Rental Income

Increase in rental income for the three and six month periods ended October 31, 2010 compared to the three and six month periods ended October 31, 2009 was mainly due to the acquisition of Clarendon Tower’s, a low income residential apartment complex during April 2010, offset partially by the deconsolidation of CP Associates as of May 1, 2010.

Service Income

Decrease in service income for the three and six month period ended October 31, 2010 compared to the three and six month period ended October 31, 2009 was mainly due to a slowdown in our CVS Pharmacy business.  Additionally, management fees from Clarendon Towers for the current periods were eliminated in consolidation.  Prior to acquisition such management fees were included in service income.

Rental Expense

Rental expense for the three and six month periods ended October 31, 2010 increased for the same reasons as rental income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Service Expense

Service expense decreased approximately $183,000 from the six month period ended October 31, 2009.  This reduction is mostly from a decline in activity related to our CVS Pharmacy business, which is consistent with the decline in our income generated from this business.

Gain (Loss) on Derivative.

The gain (loss) on derivatives relates to the change in fair value of interest rate swaps held by CP Associates, which was deconsolidated as of May 1, 2010.

Capital Resource and Liquidity.

The Company ended the period with approximately $3,563,000 of unrestricted cash and cash equivalents.  Unrestricted cash and cash equivalents includes approximately $1,510,000 belonging to less than wholly-owned consolidated partnerships (Rockland Place, LP, $942,000 and Clarendon Hill Somerville, LP, $568,000).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments amounted to approximately $2,168,000 and is included in restricted cash and cash equivalents.

At April 30, 2010, the Company reported approximately $1,892,000 of unrestricted cash and cash equivalents belonging to CP Associates, LLC.  Due to the deconsolidation, it is no longer included in the Company’s balance sheets.

The following schedule outlines our long-term obligations.

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$132,442,919	$1,160,986	$55,330,380	$14,990,221	$60,961,332

Short-Term Debt	550,000	550,000

Stock Repurchase	3,670,000	976,000	952,000	952,000	790,000

Purchase Obligations	3,769,000	3,769,000

Total	$140,431,919	$6,455,986	$56,282,380	$15,942,221	$61,751,332

Subsequent Events

Legal

On November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard Kaplan.  The terms as set by the court were a $500,000 initial payment and a secured note for the balance.  There will be 20 quarterly payments of approximately $119,000 each plus interest at the statutory rate (approximately .05%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors.  There will be a balloon payment of approximately $790,000 for pre-judgement interest from September 15, 2005 through November 29, 2010.

The first quarterly payment will be due February 1, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Subsequent Events (continued):

Legal (continued):

The Company will pay the quarterly payment from a dedicated account, which will retain the net cash flow of three of the Company’s shopping centers.  It is expected that the cash flow generated from these shopping centers will adequately fund the repayment of the note.  A liability of approximately $3,672,000 is included in accrued liabilities in the consolidated balance sheets.

Although the Company has given additional collateral in the form of the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets, it is highly unlikely in management’s opinion that any of it will be utilized.  On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit.

Connolly and Partners LLC

On November 30, 2010, Connolly and Partners, LLC (a 75% owned subsidiary consolidated by the Company) acquired the remaining 50% interest in Rockland Place Developers, LLC (previously 50% owned and consolidated by Connolly and Partners, LLC) for a purchase price of $600,000.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of October 31, 2010, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard Kaplan.  The terms as set by the court were a $500,000 initial payment and a secured note for the balance.  There will be 20 quarterly payments of approximately $119,000 each plus interest at the statutory rate (approximately .05%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors.  There will be a balloon payment of approximately $790,000 for pre-judgement interest from September 15, 2005 through November 29, 2010.

The first quarterly payment will be due February 1, 2011.

The Company will pay the quarterly payment from a dedicated account, which will retain the net cash flow of three of the Company’s shopping centers.  It is expected that the cash flow generated from these shopping centers will adequately fund the repayment of the note.  A liability of approximately $3,672,000 is included in accrued liabilities in the consolidated balance sheets.

Although the Company has given additional collateral in the form of the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets, it is highly unlikely in management’s opinion that any of it will be utilized.  On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit.

Item 1A.          RISK FACTORS

                        Smaller reporting companies are not required to provide the information required by this item.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                        None

Item 4.             REMOVED AND RESERVED

Item 5.             OTHER INFORMATION

                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the Company was held on November 9, 2010.

(b)	Elected as Directors: Neil H. Ellis, David Harding and Stuart Greenwald

(c)	Director	Votes For	Votes Withheld	Abstention
	Ellis	1,880,304	6,258	None
	Harding	1,880,604	5,958	None
	Greenwald	1,880,604	5,958	None

Item 6.	EXHIBITS

	a)	Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

		Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
January 11, 2011	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
January 11, 2011	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer

