Form 10-Q
period 2011-01-31
FIRST HARTFORD CORP
filed 2011-03-31
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011.

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

2,436,711 as of March 25, 2011

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2011	April 30, 2010
	(unaudited)	(audited)
Real estate and equipment:
Developed properties	$110,901,957	$131,437,600
Equipment and tenant improvements	1,542,370	1,408,206
	112,444,327	132,845,806

Less: accumulated depreciation and amortization	10,646,570	11,200,570
	101,797,757	121,645,236

Property under construction	22,402,379	5,525,858
	124,200,136	127,171,094

Cash and cash equivalents	1,136,308	5,179,164

Cash and cash equivalents - restricted	645,692	2,350,003

Marketable securities	172,216	1,323,571

Accounts and notes receivable, less allowance for doubtful accounts of $162,000
and $214,000 as of January 31, 2011 and April 30, 2010, respectively	2,171,770	2,175,177

Other receivables	10,893,420	15,654,514

Deposits, escrows, prepaid and deferred expenses, net	11,402,302	10,316,964

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	497,412	454,467

Deferred tax assets, net	1,238,000	1,238,000

Total Assets	$152,366,921	$165,872,619

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	January 31, 2011	April 30, 2010
Liabilities:	(unaudited)	(audited)
Mortgages and notes payable:
Construction loans payable	$70,963,788	$52,683,189
Mortgages payable	65,593,212	86,613,734
Notes payable	4,853,109	2,165,321
	141,410,109	141,462,244

Accounts payable	2,561,520	1,815,727
Other payables	4,092,947	10,133,280
Accrued liabilities	3,152,468	7,454,741
Deferred income	149,738	198,090
Derivative liabilities	-0-	2,677,363
Other liabilities	4,487,223	4,709,772
Due to related parties and affiliates	102,752	62,418
Total Liabilities	155,956,757	168,513,635

Shareholders’ Deficiency:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,056,111	2,176,704
Accumulated deficit	(16,035,808)	(15,118,235)
Accumulated other comprehensive loss	-0-	(85,414)
Treasury stock, at cost, 861,898 and 270,644 shares as of January 31, 2011 and
and April 30, 2010, respectively	(4,923,836)	(2,044,429)
Total Company Shareholders’ Deficiency	(12,604,924)	(11,772,765)
Noncontrolling interests	9,015,088	9,131,749

Total Shareholders’ Deficiency	(3,589,836)	(2,641,016)

Total Liabilities and Shareholders’ Deficiency	$152,366,921	$165,872,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
Operating revenues:
Rental income	$4,551,140	$3,090,674	$12,903,160	$9,767,086
Service income	521,943	1,162,323	2,198,172	3,902,437
Sales of real estate	-0-	-0-	-0-	4,300,000
Other income	4,883	106,943	5,674	411,749
	5,077,966	4,359,940	15,107,006	18,381,272

Operating costs and expenses:
Rental expenses	3,601,221	2,211,137	10,159,477	6,706,465
Services expenses	523,447	702,251	1,870,198	2,231,947
Cost of sales, real estate	-0-	-0-	-0-	3,750,828
Selling, general and administrative	539,047	838,591	2,276,714	2,675,381
	4,663,715	3,751,979	14,306,389	15,364,621

Income from operations	414,251	607,961	800,617	3,016,651

Non-operating income (expense):
Interest expense	(1,807,505)	(1,633,935)	(5,212,619)	(4,838,129)
Other income	229,822	9,827	371,926	245,144
Gain on derivatives	-0-	264,726	-0-	881,639
Equity in earnings of unconsolidated subsidiaries	207,298	131,698	703,569	559,793
	(1,370,385)	(1,227,684)	(4,137,124)	(3,151,553)

Loss before income taxes	(956,134)	(619,723)	(3,336,507)	(134,902)

Provision for income taxes	29,629	2,041	31,979	18,802

Net loss	(985,763)	(621,764)	(3,368,486)	(153,704)

Net loss attributable to noncontrolling interests	61,621	125,813	484,844	198,418

Net (loss) income attributable to Company	(924,142)	(495,951)	(2,883,642)	44,714

Other comprehensive income, net of tax:
Unrealized holding gains on securities during
the period	-0-	48,175	-0-	223,156

Comprehensive (loss) income	$(924,142)	$(447,776)	$(2,883,642)	$267,870

Comprehensive income attributable noncontrolling Interests	-0-	(32,293)	-0-	(162,967)

Comprehensive (loss) income attributable to Company	$-0-	$(480,069)	$-0-	$104,903

Net (loss) income per share - basic	$(0.35)	$(0.16)	$(0.99)	0.01

Net (loss) income per share - diluted	$(0.35)	$(0.16)	$(0.99)	0.01

Shares used in basic per share computation	2,612,138	3,027,965	2,899,691	3,027,998

Shares used in diluted per share computation	2,612,138	3,027,965	2,899,691	3,027,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2011	January 31, 2010
Cash flows from operating activities:
Net loss	$(3,368,486)	$(153,704)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiaries	(703,569)	(559,793)
Gain on sale of real estate	-0-	(549,172)
Gain on sales of marketable securities	-0-	(245,144)
Depreciation	2,352,722	1,912,873
Amortization	207,746	222,420
Gain on purchase of noncontrolling interest	(87,718)	-0-
Gain on derivatives	-0-	(881,639)

(Increase) decrease in:
Accounts, notes and other receivables, net	4,402,819	3,597,317
Deposits, escrows, prepaid and deferred expenses	(1,721,436)	(1,697,803)
Cash and cash equivalents – restricted	1,704,311	(1,801,319)
Increase (decrease) in:
Accrued liabilities	(2,037,634)	94,769
Deferred income	89,001	13,285
Accounts and other payables	(5,294,540)	(1,230,823)

Net cash used in operating activities	(4,456,784)	(1,278,733)

Cash flows from investing activities:
Distributions from affiliates, net	481,020	201,681
(Investment in) proceeds from sale of marketable securities, net	(160,000)	111,203
Purchase of equipment and tenant improvements	(134,164)	(41,970)
Proceeds from sale of real estate, net of closing costs	-0-	3,750,343
Deconsolidation of CP Associates, LLC	(1,891,798)	-0-
Additions to developed properties and properties under construction	(16,922,580)	(1,028,975)
Net cash (used in) provided by investing activities	(18,627,522)	2,992,282

Cash flows from financing activities:
Limited partners investment in consolidated joint ventures	1,553,927	374,664
Purchase of treasury stock	500,000	(315)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2011	January 31, 2010
Proceeds from:
Construction loans payable	18,280,599	2,921,677
Principal payments on:
Construction loans payable	-0-	(3,622,607)
Mortgages payable	(788,579)	(694,234)
Notes payable	(484,598)	(4,558)
Advances to related parties and affiliates, net	(19,899)	(23,400)

Net cash provided by (used in) financing activities	19,041,450	(1,048,771)

Net (decrease) increase in cash and cash equivalents	(4,042,856)	664,778

Cash and cash equivalents, beginning of period	5,179,164	2,760,342

Cash and cash equivalents, end of period	$1,136,308	$3,425,120

Cash paid during the period for interest	$4,663,547	$4,431,129
Cash paid during the period for income taxes	$65,179	$30,502

Non-cash investing and financing activities:
Reduction of developed properties resulting from an increase in
other receivables related to Edinburg reimbursement agreement	$-0-	$8,000,000

Reduction of accrued liabilities resulting from decrease in capital in excess of par for common stock to be redeemed in connection
with the Kaplan matter	$-0-	$2,190,349

Conversion of accrued liabilities into a note payable in connection
with the redemption of Kaplan’s common stock	$3,172,385	$-0-

Increase in accrued liabilities for the purchase of the remaining 50%
interest in Rockland Place Developers, LLC	$600,000	$-0-

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2010.

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

2.         Investments in Affiliated Partnerships:

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

The following is a summary of the effects of CP Associates included in the Company’s condensed consolidated statement of operations for the three and nine month period ended January 31, 2010.

	Three Months	Nine Months
Operating revenue	$779,390	$2,347,573
Expenses	474,647	1,950,282
Gain on derivatives	600,892	1,217,805
Net income	$905,635	$1,615,096

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.         Investments in Affiliated Partnerships (continued):

The Company has prospectively accounted for its retained interest in CP Associates under the equity method of accounting.  In addition, the Company also accounts for its 50% interest in Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  The following is a summary of the unconsolidated operating results of CP Associates for the three and nine month period ended January 31, 2011 and of Cranston Parkade, LLC and Dover Parkade, LLC for the three and nine month periods ended January 31, 2011 and 2010.

	Three Months Ended	Nine Months Ended
	January 31, 2011	January 31, 2011

CP Associates, LLC
Revenues	$ 779,506	$2,336,216
Expenses	591,593	1,849,382
Gain (Loss) on derivatives	1,198,046	(149,163)
Net Income	$1,385,959	$ 337,671

	Three Months Ended		Nine Months Ended
	January 31		January 31

	2011	2010	2011	2010

Cranston Parkade, LLC
Revenues	$1,121,660	$1,193,022	$3,613,796	$3,596,659
Expenses	1,003,989	1,024,685	3,022,444	3,043,108
Net Income	$ 117,671	$ 168,337	$ 591,352	$ 553,551

Dover Parkade, LLC
Revenues	$654,611	$619,310	$1,937,163	$1,738,461
Expenses	599,845	524,489	1,663,418	1,575,791
Net Income	$ 54,766	$ 94,821	$ 273,745	$ 162,670

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

The Company received a $210,000 distribution from C.P. Associates during the nine months ended January 31, 2011.  The Company recorded the distribution as a reduction of its investment in C.P. Associates, which has resulted in the carrying value of this investment being less than zero.  The Company reduced the carrying value of its investment in C.P. Associates below zero on the basis that the Company is committed to providing financial support to C.P. Associates due to a personal guarantee made by Mr. Ellis, President of the Company, on a mortgage obtained by C.P. Associates.  The personal guarantee made by Mr. Ellis is 5% of the outstanding balance of the mortgage (approximately $525,000 as of January 31, 2011) and would be recovered by Mr. Ellis from the Company in the event Mr. Ellis is required to perform under the guarantee.  The Company will record any future distributions from C.P. Associates as a further reduction in its investment up to the amount of the guarantee.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Income Taxes:

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

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company has considered both available positive and negative evidence including, but not limited to, cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. As of January 31, 2011 and April 30, 2010, the Company concluded that it was more-likely-than-not that the Company would realize $1,238,000 in deferred tax assets. Accordingly, the Company increased its valuation allowance by approximately $556,000 during the nine months ended January 31, 2011. The Company has federal net operating loss carry-forwards totaling approximately $15 million at January 31, 2011 that are available to offset future federal taxable income through various periods expiring between 2012 and 2026.

4.         Legal:

On November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard Kaplan.  The terms of repayment as set by the court consisted of a $500,000 initial payment made on November 23, 2010 and a secured note for the balance.  There will be 20 quarterly payments of approximately $119,000 each plus interest at the statutory rate (approximately .05%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors.  There will be a balloon payment of approximately $790,000 for pre-judgement interest from September 15, 2005 through November 29, 2010.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.         Legal (continued):

            The first quarterly payment was made on February 1, 2011.

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

5.         Acquisition of Additional Interest:

On November 30, 2010, Connolly and Partners, LLC (a 75% owned subsidiary consolidated by the Company) acquired the remaining 50% interest in Rockland Place Developers, LLC) (previously 50% owned and consolidated by Connolly and Partners, LLC) for a purchase price of $600,000. The fair value of the additional interest acquired was estimated to be $687,718, which resulted in the Company recognizing a gain of $87,718.

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

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

Results of Operations

Rental Income

Increase in rental income for the three and nine month periods ended January 31, 2011 compared to the three and nine month periods ended January 31, 2010 was mainly due to the acquisition of Clarendon Tower’s, a low income residential apartment complex during April 2010, offset partially by the deconsolidation of CP Associates as of May 1, 2010.

Service Income

Decrease in service income (approximately $640,000 and $1,704,000) for the three and nine month periods ended January 31, 2011 compared to the three and nine month periods ended January 31, 2010 was mainly due to a slowdown in our CVS Pharmacy business.  Additionally, management fees from Clarendon Towers for the current periods were eliminated in consolidation.  Prior to acquisition such management fees were included in service income.

Rental Expense

The increase in rental expense for the three and nine month periods ended January 31, 2011 was a direct result of the inclusion of Clarendon Towers less the deconsolidation of the rental expense of C P Associates.

Service Expense

Service expense decreased approximately $179,000 and $362,000 for the three and nine months period ended January 31, 2011.  This reduction is mostly from a decline in activity related to our CVS Pharmacy business, which is consistent with the decline in our income generated from this business.

Gain (Loss) on Derivative

The gain (loss) on derivatives relates to the change in fair value of interest rate swaps held by CP Associates, which was deconsolidated as of May 1, 2010.

Interest Expense

The increase in interest expense for the three and nine months ended January 31, 2011 is due to the deconsolidation of C P Associates offset by the addition of Clarendon Towers.

Capital Resource and Liquidity

The Company ended the period with approximately $1,136,000 of unrestricted cash and cash equivalents.  Unrestricted cash and cash equivalents include approximately $816,000 belonging to less than wholly-owned consolidated partnerships (Rockland Place, LP, and Clarendon Hill Somerville, LP).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments amounted to approximately $645,000 and is included in restricted cash and cash equivalents.

At April 30, 2010, the Company reported approximately $1,892,000 of unrestricted cash and cash equivalents belonging to CP Associates, LLC.  Due to the deconsolidation, it is no longer included in the Company’s balance sheets.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity (continued):

The following schedule outlines our long-term obligations.

Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Long-Term Debt	$137,687,724	$20,955,349	$41,139,465	$15,024,224	$60,568,686

Short-Term Debt	550,000	550,000

Stock Repurchase-Note	3,172,385	476,000	952,000	952,000	792,385

Purchase Obligations	1,071,000	1,071,000

Total	$142,481,109	$23,052,349	$42,091,465	$15,976,224	$61,361,071

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated  to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not fully effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of January 31, 2011, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard Kaplan.  The terms of repayment as set by the court consisted of  a $500,000 initial payment made on November 23, 2010 and a secured note for the balance.  There will be 20 quarterly payments of approximately $119,000 each plus interest at the statutory rate (approximately .05%) for the first 12 months and thereafter based on the average rate First Hartford pays to its first mortgage creditors.  There will be a balloon payment of approximately $790,000 for pre-judgement interest from September 15, 2005 through November 29, 2010.

The first quarterly payment was made on February 1, 2011.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
March 31, 2011	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
March 31, 2011	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer