Form 10-K
period 2011-04-30
FIRST HARTFORD CORP
filed 2011-11-02
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                    April 30, 2011

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
        ☐  Yes              ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
        ☐  Yes             ☒    No

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
        ☐  Yes              ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12-b of the Exchange Act. (Check one):
        Large accelerated filer   ☐                                Accelerated filer  ☐

        Non-accelerated filer    ☐                                Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                ☒   No

As of October 31, 2010, the aggregate market value of the registrant's common stock (based upon $1.60 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was approximately $2,712,445.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  2,436,711 as of October 28, 2011.

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

The Company has executed an agreement with CVS Pharmacy Inc. (“CVS”) to be a preferred developer in western Texas, the Rio Grande Valley in Texas, Long Island, New York, northern New Jersey and Louisiana. From May 2005 through April 30, 2011, the Company has closed on a total of 70 projects. During fiscal year 2010, CVS awarded the Company the Houston and Austin territories in Texas.

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

On April 30, 2011, the Company employed 120 people.

ITEM 1A.         RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

ITEM 2.           PROPERTIES (continued)

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

X	Putnam, CT	Shopping Center	57,311 sq. ft. Big Lots 46%	Owned by a subsidiary of the Company

X	W. Springfield, MA	Shopping Center	144,350 sq. ft. PriceRite 28% Home Goods 18% Big Lots 21% Harbor Freight 12%	Owned by a subsidiary of the Company.

	Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

	Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25% TJ Maxx 9%	50% owned by a subsidiary of the Company.

	Cranston, RI	College	Career Education College 60,000 sq. ft.	50% owned by a subsidiary of the Company.

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease	50% owned by a subsidiary of the Company.

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston	50% owned by a subsidiary of the Company.

X	Rockland, MA	Apartments	204 units, low to moderate income	.01% owned by a 75% owned subsidiary of the Company.

ITEM 2.           PROPERTIES (continued)

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Somerville, MA	Apartments	501 units, low to moderate income	.0049% owned by a 75% owned subsidiary of the Company

X	North Adams, MA	Shopping Center	131,682 sq. ft. Cinema North 15% Peebles 14% Staples 11% Planet Fitness 8% 4,000 sq. ft. unleased and not renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing after Company receives $500,000.

X	Edinburg, TX	Shopping Center	338,058 sq. ft. JC Penney 31% Academy Sports 23% Burlington Coat Factory 24%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing.

ITEM 3.           LEGAL PROCEEDINGS

A. Richard E. Kaplan v. First Hartford Corporation

In connection with a court order, on November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard Kaplan. Under the terms set by the court the Company made a cash payment of $500,000 and issued a secured note for $2,879,407. The note is payable in quarterly installments of $118,970 plus interest through November 1, 2016. In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $790,000 in quarterly installments through November 1, 2016. Such interest had been accrued as the litigation proceeded. Although the Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets, it is highly unlikely in management’s opinion that any of it will be utilized. On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit, but the Court’s verdict was affirmed. The Company has filed an appeal for rehearing.

ITEM 3.           LEGAL PROCEEDINGS (continued):

Other Proceedings

The Company is not aware of any other material legal proceedings which would need to be cited herein.

For proceedings involving officers and directors, see Item 10(f) on Page 40.

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

ITEM 4.          RESERVED

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

First Hartford Corporation (OTCQX: FHRT) trades on OTCQX, the top tier of the OTC Market designed for the best OTC Companies that meet the highest financial standards and undergo a qualitative review. Investors can find current financial disclosure and Real-Time Level 2 quotes for the Company on www.otcmarkets.com.

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2011	High	Low	Dividends Paid Per Common Share
First Quarter	$ 3.00	$1.90	None
Second Quarter	1.60	1.60	None
Third Quarter	2.10	1.45	None
Fourth Quarter	2.10	1.90	None

2010
First Quarter	$1.50	$1.01	None
Second Quarter	1.01	1.01	None
Third Quarter	1.01	1.03	None
Fourth Quarter	1.90	1.03	None

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

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued):

Sales of common stock have occurred from time to time. The last sale was $1.40 per share on September 27, 2011.

The number of shareholders of record for the Company’s common stock as of April 30, 2011, is approximately 800.

ITEM 6      SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below provides information, which the Company believes, is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

This and certain other sections of the Company’s Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict. As such the Company’s actual results may differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors including changes in general economic conditions, interest rates and availability of funds, competition and relationships with key customers and their financial condition may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Sale of Real Estate

In the year ended April 30, 2011, the Company sold an outparcel in its Edinburg, Texas shopping center for $798,000. During the year ended April 30, 2010, the Company sold its interests in a shopping center under development in Bangor, Maine to American Stores Company, LLC for $4,300,000. Neither property was otherwise providing cash flow.

Rental Income

Rental income increased approximately $3,803,000 in the year ended April 30, 2011 as a result of the following:

During fiscal year 2010, the Company was required, as the managing general partner, pursuant to the applicable accounting guidance, to consolidate Clarendon Hill Somerville Limited Partnership, which acquired a 501 unit apartment complex on April 9, 2010.

For the year ended April 30, 2011, the Clarendon property generated approximately $7,586,000 of rental income. In the prior year only 22 days was included in operations resulting in approximately $434,000 of  rental income. The importance of the $7,152,000 increase is negated by the fact that 99.99% of this property is owned by the noncontrolling interest.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Rental Income (continued):

As previously reported, the Company deconsolidated CP Associates based on updated consolidation guidance issued by the FASB. The Company now accounts for its 50% retained interest under the equity method of accounting. The rental income of CP Associates for the year ended April 30, 2011 was approximately $3,017,000.

Service Income

Service income was approximately $4,478,000 and $5,612,000 for the years ended April 30, 2011 and 2010, respectively.  Included in service income is $3,094,000 and $4,741,000 of income from CVS development projects for the years ended April 30, 2011 and 2010, respectively.

CVS service income has fallen off by approximately 34% in the year ended April 30, 2011. The fee income which is mainly generated when the property is acquired is dependent upon a pipeline of deals which come into place 2-3 years prior. The second half of 2008 to early 2009 was a poor period for the pipeline. It has since had its ups and downs but the Company anticipates an uptick in closings.

Additionally, the year ended April 30, 2011 included a development fee for Rockland and Clarendon of approximately $1,184,000 (25% of fee). The 75% owned by the Company was eliminated less related expenses against the costs of the property. The payment to the Company of the Clarendon fee will occur between January and June 2012.

Prior to April 9, 2010, the management fee earned by the Company from the Clarendon property was recognized as income. In the year ended Aril 30, 2011, the fee is eliminated in consolidation.

Operating Costs and Expenses

Rental Expenses

Rental expense has increased approximately $5,582,000 in the current year as a result of the addition of Clarendon less the deconsolidation of CP Associates.

Services Expenses

Services expense of approximately $2,852,000 for the year ended April 30, 2011 and $3,280,000 for April 30, 2010 includes approximately $2,445,000 and $3,114,000, respectively, of CVS related expenses. Due to the fixed nature of some of the CVS expenses, they will not rise and fall as fast as income. Additionally, the newer territories will require more time to result in fee income.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Operating Costs and Expenses (continued):

Selling, General and Administrative (“SG&A”)

SG&A expenses have decreased by approximately $840,000.  The main reasons for the decrease were:

(1)        An increase in capitalized payroll costs for construction re: Clarendon of approximately $545,000; and

(2)        A reduction in write-offs of previously deferred costs for pending projects of approximately $229,000.

Non- Operating Income and Expenses:

Gain or Loss on Derivatives and

Equity in Earnings of Unconsolidated Subsidiaries

As noted above, the Company deconsolidated CP Associates, as of May 1, 2010. Gains or losses from changes in the fair value of interest rate swap agreement (derivatives) entered into exclusively by CP Associates are included its earnings. Previously such changes in fair value were shown separately in consolidated operations.

Capital Resources and Liquidity

The Company ended the year with approximately $858,000 of unrestricted cash and cash equivalents, and approximately $618,000 of restricted cash and cash equivalents.  The unrestricted cash and cash equivalents includes approximately $821,000 belonging to consolidated partnerships as follows: Rockland Place Apartments Limited Partnership, $289,000; and Clarendon Hill Somerville Limited Partnership, $532,000.   Funds received from CVS which are to be paid out in connection with CVS development projects totaled approximately $618,000 and is included in restricted cash and cash equivalents.

At December 31, 2010, CP Associates LLC had approximately $1,620,000 in cash and $1,656,000 in marketable securities. Due to the deconsolidation of CP Associates as of May 1, 2010, those amounts are not included in the Company’s totals.

The marketable securities have been used by the Company as collateral for a bank letter of credit for $819,920 which was being used as part of the collateral for a completion assurance agreement on the Clarendon project. The Company expects the collateral to be returned by the end of the calendar year.

As disclosed in Note 3 Construction Loans, Mortgages and Notes Payable, the Company has outstanding debt of $142,457,242 as of April 30, 2011, including $23,452,874 maturing in the fiscal year 2012. Of the latter amount, $21,340,978 will be converted to permanent long-term financing upon completion of the related construction under firm commitments.

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Capital Resources and Liquidity (continued):

The Company has incurred net losses in the past several years including net losses of $5,021,415 for the year ended April 30, 2011 and $1,893,805 for the year ended April 30, 2010. Cash of $993,295 was provided by operating activities for the year ended April 30, 2011. Prior thereto, the Company used cash in its operating activities in the past several years including $2,992,964 for the year ended April 30, 2010. As of April 30, 2011 the Company has a deficiency of $5,090,836 and is highly leveraged with mortgage and other notes payable of $142,457,242 on total assets of $157,969,802.

Further, the Company successfully completed arranging debt financing and renovation construction contracts for a newly created partnership subsequent to April 30, 2011 and earned a fee in connection therewith of $1,500,000. Also, operating activities for the year ended April 30, 2011 included non-recurring legal expenses of approximately $650,000.

Investing activities contemplate the realization of cash distributions from equity method investees of $670,000 in excess of income from these unconsolidated subsidiaries.

Financing activities for fiscal 2012 are expected to include fees on the Clarendon project of over $4,000,000. Such fees, while paid in cash, will reduce the Company’s consolidated cost of real estate. Capital contributions of $10,509,505 are due in fiscal from 2012 from limited partners in variable interest entities. Outstanding mortgage and other notes payable are $142,457,242 as of April 30, 2011 including $23,452,874 maturing in fiscal 2012. However, $21,340,978 of such maturities for construction financing will be converted into long-term financing under irrevocable commitments. As such, cash of about $1,561,896 will be required to fund consolidated debt maturities in fiscal 2012. Other construction costs will be funded from proceeds of construction advances under existing arrangements.

The Company expects that it will recoup the cash loss from operations for the year ended April 30, 2011 by June of 2012. The possibility of additional property purchases could delay that objective but the Company believes it has sufficient liquidity without any need to borrow funds to fund operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained in Item 8 in this Annual Report.

For a discussion of accounting policies see Note 1 in Item 8, Summary of Significant Accounting Policies.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on page 15.  See the index to Financial Statements in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.

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

ITEM 9A         CONTROLS AND PROCEDURES (continued):

Management’s Report on Internal Control over Financial Reporting (continued):

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2011, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

Lack of Appropriate Independent Oversight. There are no independent members of the Board of Directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.

Although the Company has identified a lack of appropriate independent oversight as a material weakness, an independent board of directors is not required by The OTC Markets (the electronic quotation system that trades the Companies securities) and the Company does not intend to remediate this material weakness at this time.

Technical Expertise Relating to Certain Complex, Non-routine or Unusual Accounting Issues or Transactions: The Company does not have the capabilities to account for certain complex, non-routine or unusual accounting issues or transactions.

The Company will remediate this material weakness by engaging a consultant to assist the Company with certain complex, non-routine and unusual accounting issues and transactions when they are encountered.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2011, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheet of First Hartford Corporation and Subsidiaries as of April 30, 2011, and the related consolidated statements of operations, comprehensive loss, changes in deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2011, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, under the caption “New Accounting Pronouncements”, the Company adopted, as required, ASU 2009-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.

/s/ J.H.Cohn LLP

Glastonbury, Connecticut
October 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheet of First Hartford Corporation and subsidiaries (the “Company”) as of April 30, 2010, and the related consolidated statements of operations, comprehensive loss, changes in deficiency and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and subsidiaries as of April 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP

Glastonbury, Connecticut

August 3, 2010

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2011 AND 2010

ASSETS
	2011	2010

Real estate and equipment:
Developed properties (including $67,500,964 in 2011 for VIEs)	$136,321,737	$131,437,600
Equipment and tenant improvements (including $1,790,162 in 2011 for VIEs)	2,434,052	1,408,206
	138,755,789	132,845,806

Less accumulated depreciation and amortization (including $3,636,804 in 2011 for VIEs)	11,546,363	11,200,570
	127,209,426	121,645,236

Property under construction (including $125,586 in 2011 for VIEs)	1,125,437	5,525,858
	128,334,863	127,171,094

Cash and cash equivalents (including $821,706 in 2011 for VIEs)	858,175	5,179,164

Cash and cash equivalents – restricted	618,086	2,350,003

Marketable securities	13,436	1,323,571

Accounts and notes receivable, less allowance for doubtful accounts
of $205,700 in 2011 and $214,000 in 2010 (including $163,138 in 2011 for VIEs)	3,004,800	2,175,177

Other receivables	12,187,535	15,654,514

Deposits, escrow accounts, prepaid and deferred expenses (including $7,777,118 in 2011 for VIEs)	11,220,354	10,316,964

Investment in affiliate	9,665	9,665

Due from related parties and affiliates	484,888	454,467

Deferred income taxes	1,238,000	1,238,000

Total assets	$157,969,802	$165,872,619

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2011 AND 2010

(continued)

LIABILITIES AND DEFICIENCY
	2011	2010
Liabilities:
Mortgages and other notes payable:
Construction loans payable (including $24,191,497 in 2011 for VIEs)	$72,478,683	$52,683,189
Mortgages payable (including $34,468,962 in 2011 for VIEs)	65,360,424	86,613,734
Notes payable – other (including $1,979,697 in 2011 for VIEs)	4,618,135	1,915,321
Notes payable – related party	-0-	250,000
	142,457,242	141,462,244

Accounts payable (including $763,453 in 2011 for VIEs)	3,297,878	1,815,727
Other payables	5,218,947	10,133,280
Accrued liabilities (including $2,397,453 in 2011 for VIEs)	6,930,289	7,454,741
Deferred income (including $219,806 in 2011 for VIEs)	665,549	198,090
Derivative liabilities	-0-	2,677,363
Other liabilities	4,387,981	4,709,772
Due to related parties and affiliates	102,752	62,418
Total liabilities	163,060,638	168,513,635

Commitments and Contingencies
Deficiency:
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 in 2011 and 2010, outstanding 2,436,355 and 3,027,965 in 2011 and 2010, respectively	3,298,609	3,298,609
Capital in excess of par	5,198,928	2,176,704
Accumulated deficit	(17,503,081)	(15,118,235)
Accumulated other comprehensive income (loss)	64,210	(85,414)
Treasury stock, at cost, 861,898 and 270,644 shares in 2011 and 2010, respectively	(4,923,836)	(2,044,429)
Total First Hartford Corporation	(13,865,170)	(11,772,765)
Noncontrolling interests	8,774,334	9,131,749
Total deficiency	(5,090,836)	(2,641,016)

Total liabilities and deficiency	$157,969,802	$165,872,619

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010

Revenues:
Rental income	$16,803,894	$13,000,652
Service income	4,478,390	5,611,547
Sales of real estate	798,000	4,300,000
Other income	43,896	456,040
	22,124,180	23,368,239

Operating costs and expenses:
Rental expenses	14,612,886	9,031,289
Service expenses	2,852,239	3,279,988
Cost of real estate sales	668,912	3,750,828
Selling, general and administrative expenses	3,010,950	3,851,137
	21,144,987	19,913,242

Income from operations	979,193	3,454,997

Non-operating income (expense):
Gain on derivatives	-0-	750,152
Equity in earnings of unconsolidated subsidiaries	1,001,970	651,463
Other income	267,536	378,773
Interest expense	(7,121,653)	(7,047,745)
	(5,852,147)	(5,267,357)

Loss before income taxes	(4,872,954)	(1,812,360)

Income taxes	148,461	81,445

Net loss	(5,021,415)	(1,893,805)

Net loss (income) attributable to noncontrolling interests	670,499	(238,228)

Net loss attributable to the Company	$(4,350,916)	$(2,132,033)

Net loss per share - basic	$(1.56)	$(0.70)

Net loss per share – diluted	$(1.56)	$(0.70)

Shares used in basic per share computation	2,781,777	3,027,998
Shares used in diluted per share computation	2,781,777	3,027,998

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010

Net loss	$(5,021,415)	$(1,893,805)

Other comprehensive income, net of tax:
Unrealized gains on marketable securities	64,210	384,313
Reclassification adjustment for realized gain on
marketable securities	-0-	(66,912)

Other comprehensive income	64,210	317,401

Comprehensive loss	(4,957,205)	(1,576,404)
Comprehensive loss (income) attributable to
noncontrolling interests	670,499	(430,385)

Comprehensive loss attributable to the Company	$(4,286,706)	$(2,006,789)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

    Common
   Stock
Capital in Excess of Par	Accumulated
Deficit
				Accumulated Other Comprehensive (Loss) Income
Treasury
					Stock	Total First Hartford Corp.	Noncontrolling Interests	Total

Balance, April 30, 2009	$3,298,609	$2,156,111	$(12,986,202)	$(210,658)	$(2,044,114)	($9,786,254)	$7,091,647	$(2,694,607)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	1,609,717	1,609,717

Adjustment to common stock to be redeemed	-0-	20,593	-0-	-0-	-0-	20,593	-0-	20,593

Purchase of treasury stock	-0-	-0-	-0-	-0-	(315)	(315)	-0-	(315)

Comprehensive loss:
Net (loss) income	-0-	-0-	(2,132,033)	-0-	-0-	(2,132,033)	238,228	(1,893,805)
Unrealized gain on marketable securities	-0-	-0-	-0-	192,156	-0-	192,156	192,157	384,313
Reclassification adjustment for realized gain on marketable securities	-0-	-0-	-0-	(66,912)	-0-	(66,912)	-0-	(66,912)
Total comprehensive loss								(1,576,404)
Balance, April 30, 2010	3,298,609	2,176,704	(15,118,235)	(85,414)	(2,044,429)	(11,772,765)	9,131,749	(2,641,016)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	1,553,927	1,553,927

Reclassification of cost of treasury stock	-0-	2,879,407	-0-	-0-	(2,879,407)	-0-	-0-	-0-

Deconsolidation of CP Associates, LLC	-0-	-0-	1,966,070	85,414	-0-	2,051,484	(498,026)	1,553,458

Acquisition of minority interest in Rockland Place Developers, LLC	-0-	142,817	-0-	-0-	-0-	142,817	(742,817)	(600,000)

Comprehensive loss:
Net loss	-0-	-0-	(4,350,916)	-0-	-0-	(4,350,916)	(670,499)	(5,021,415)
Unrealized gain on marketable securities	-0-	-0-	-0-	64,210	-0-	64,210	-0-	64,210
Total comprehensive loss	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,957,205)
Balance, April 30, 2011	$3,298,609	$5,198,928	$(17,503,081)	$64,210	$(4,923,836)	$(13,865,170)	$(8,774,334)	$(5,090,836)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010

Operating activities:
Net loss	$(5,021,415)	$(1,893,805)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $750,690 in 2011	(251,280)	(651,463)
Gains on sale of real estate	(129,088)	(549,172)
Gain on sale of marketable securities	-0-	(245,144)
Depreciation	3,208,718	2,599,084
Amortization	354,022	299,750
Gain on derivatives	-0-	(750,152)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	2,275,674	373,827
Deposits, escrow accounts, prepaid and deferred expenses	(1,685,764)	(4,790,745)
Cash and cash equivalents – restricted	1,731,917	(1,479,188)
Accrued liabilities	3,337,881	2,123,186
Deferred income	604,812	(100,715)
Accounts and other payables	(3,432,182)	2,071,573
Net cash provided by (used in) operating activities	993,295	(2,992,964)

Investing activities:
Distributions from affiliates	-0-	229,738
Proceeds from sales of marketable securities	-0-	829,500
Investments in marketable securities	(1,220)	(443,847)
Purchases of equipment and tenant improvements	(1,025,846)	(73,631)
Proceeds from sales of real estate	631,450	3,750,343
Cash paid in connection with acquisition	-0-	(342,362)
Purchase of noncontrolling interest in Rockland Place Developers, LLC	(600,000)	-0-
Deconsolidation of CP Associates, LLC	(1,891,798)	-0-
Additions to developed properties and property under construction	(21,523,984)	(6,644,330)
Net cash used in investing activities	(24,411,398)	(2,694,589)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

(continued)

	2011	2010

Financing activities:
Contributions from noncontrolling interests - limited partners	$1,553,927	$1,609,717
Purchase of treasury stock	-0-	(315)
Proceeds from:
Construction loans	20,444,074	7,212,920
Mortgages	-0-	1,967,167
Other notes	-0-	1,929,697
Principal payments on:
Construction loans	(648,580)	(3,622,607)
Mortgages	(1,021,367)	(953,206)
Other notes	(1,223,565)	(6,084)
Advances to related parties and affiliates, net	(7,375)	(30,914)
Net cash provided by financing activities	19,097,114	8,106,375

Net change in cash and cash equivalents	(4,320,989)	2,418,822
Cash and cash equivalents, beginning of year	5,179,164	2,760,342

Cash and cash equivalents, end of year	$858,175	$5,179,164

Cash paid during the year for interest	$6,272,726	$5,687,008
Cash paid during the year for income taxes	$87,902	$31,558

Non cash investing and financing activities:

Transfer from accrued liabilities to notes payable – other for
litigation settlement	$3,676,379

Decrease in accrued liabilities for common stock to be redeemed		($20,593)

Reduction of developed properties resulting from an
increase in other receivables related to Edinburg
reimbursement agreement		$8,000,000

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

(continued)

	2011	2010
Non cash investing and financing activities (continued):

Fair value of assets acquired:
Developed properties		$20,727,920
Fair value of liabilities assumed:
Mortgages		(18,871,294)
Accrued interest on mortgages		(1,514,264)
Net cash paid in connection with acquisition		$342,362

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Hartford Corporation (the “Company”), its wholly-owned subsidiaries, and all other entities in which the Company has a controlling interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. As such, included in the consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership. The Company’s ownership percentage in these variable interest entity partnerships is nominal. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Construction Revenue - The Company primarily develops real estate for its own use. However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. The Company did not build any projects for third parties in the years ended April 30, 2011 and 2010.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued)

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. For the years ended April 30, 2011 and 2010, the Company had sales of $798,000 and $4,300,000, respectively. The cost of the property sold was $668,912 and $3,750,828 for 2011 and 2010, respectively. None of the property sold was otherwise providing cash flows to the Company.

Rental Income - Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Service Income

The Company is party to a Preferred Developer Agreement with CVS Pharmacy Inc. (“CVS”). Under this agreement, the Company identifies locations for new retail pharmacy stores for CVS and oversees their development. The Company’s fee for such services provided is recognized as earned when services are provided. Fees earned related to the development of pharmacy stores for CVS during the year ended April 30, 2011 and 2010 were $3,094,000 and $4,741,250, respectively, which is included in service income in the consolidated statements of operations.

The Company also provides management and maintenance services to others. Fees for such services provided are recognized in service income as earned when services are provided.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification of and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with the identification of and development of these pharmacy stores but not yet funded were $5,218,947 and $10,133,280 as of April 30, 2011 and 2010, respectively and have been included as “Other Payables” in the consolidated balance sheets. Related reimbursements due from CVS were $4,708,410 and $7,885,464 as of April 30, 2011 and 2010, respectively, and have been included in other receivables in the consolidated balance sheets.

Cash and Cash Equivalents - restricted

Cash and cash equivalents - restricted, consist entirely of funds received from CVS in connection with the Company’s Preferred Developer Agreement.  Such amounts are to be used for the payment of costs incurred by the Company for the development and construction of CVS retail pharmacy stores.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies (continued):

Developed Properties, Equipment and Tenant Improvements

Developed properties, equipment and tenant improvements are recorded at the lower of cost or net realizable value.

Depreciation and amortization is provided using the straight-line method for financial reporting purposes based on the following estimated useful lives:

Description	Years
Developed properties	15 – 40
Equipment	3 – 10
Tenant improvements	Lesser of improvement life or lease term

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, equipment and tenant improvements, are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Property Under Construction

The Company capitalizes costs clearly associated with the property under construction.

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deposits, escrows, prepaid and deferred expenses in the consolidated balance sheets. These costs include option payments, attorney’s fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If development of the real estate commences, all of the accumulated costs are reclassified to property under construction in the consolidated balance sheets.  If the project is later abandoned, all of the accumulated costs are charged to expense.

Leasing costs are capitalized when leases are signed (cost incurred), primarily commissions.  Financing costs including legal fees and other costs relating to the acquisition of debt financing are deferred.  Leasing and deferred financing costs are included in deposits, escrows, prepaid and deferred expenses in the accompanying consolidated balance sheets. Such costs are amortized using the straight-line method over the terms of the related leases and debt, respectively. The unamortized balance of such costs was $2,492,953 and $2,844,025 as of April 30, 2011 and 2010, respectively.  Amortization expense was $354,022 and $299,750 for the years ended April 30, 2011 and 2010, respectively.  Amortization expense for the next five years is expected to be as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies (continued):

Deferred Expenses (continued):

Year Ending April 30

2012	$401,677
2013	391,098
2014	304,482
2015	189,054
2016	125,335

Investment in Affiliated Entities

The Company has a 1.99% general partner ownership interest in Hartford Lubbock Parkade LLP which is managing agent for a shopping center in Lubbock, Texas. The remaining interest is owned by Lubbock Parkade, Inc., a wholly owned subsidiary of Journal Publishing, Inc. which is owned by the Company's President and his wife.  This investment is carried at cost of $9,665 with distributions received recorded in income.

The Company also has investments in four other affiliated partnerships and limited liability entities including Dover Parkade, LLC, Cranston Parkade, LLC, CP Associates, LLC and Trolley Barn Associates.  The Company has a 50% ownership interests in each of these entities. Although the Company exercises some influence over these entities, it does not control their operating and financial policies. As such, these investments are accounted for using the equity method. For the years prior to May 1, 2009, the Company was committed to provide funding to these equity method investees. The Company’s investments in them was recorded at cost and subsequently adjusted for their net income and losses and distributions. The resulting carrying value of these investments ($4,165,129) as of April 30, 2011 and ($4,704,407) as of April 30, 2010 is included in other liabilities.

Dover Parkade, LLC (“Dover”) owns a shopping center in Dover Township, NJ. Cranston Parkade, LLC (“Cranston") has an interest in Cranston/BVT Associates LP, which owns a shopping center in Cranston, RI. CP Associates, LLC owns a retail commercial shopping center in Cranston, RI. Trolley Barn Associates holds undeveloped land in Cranston, RI and is otherwise inactive.

On May 1, 2010, the Company deconsolidated CP Associates, LLC based on updated consolidation guidance issued by the FASB. As referred to above, CP Associates, LLC is now accounted for under the equity method. Prior to May 1, 2010 CP Associates, LLC was included in the Company’s consolidated financial statements.

The Company recorded equity in earnings of unconsolidated subsidiaries (including CP Associates, LLC) of $1,001,970 and $651,463 for the years ended April 30, 2011 and 2010, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies (continued):

Fair Value Measurements

Certain assets and liabilities are presented at fair value on a recurring basis. In addition, fair values are disclosed for certain other assets and liabilities. In all cases, fair value is determined using valuation techniques based on a hierarchy of inputs. A summary of the hierarchy follows:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, derivative liabilities for interest rate swap agreements, accounts payable, accrued expenses, and debt. The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carry amounts because of their relative short-term nature. In general, the carrying amount of variable rate debt approximates its fair value. Further, the carrying amount of fixed rate debt approximates fair value debt since the interest rates on the debt approximates the Company’s current incremental borrowing rate. Information about the fair values of marketable securities and derivative liabilities is presented below.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of April 30, 2011 and 2010, investments consist of equity securities, which are classified as available for sale. Investments in marketable securities are stated at fair value. Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). Net unrealized holding gains and temporary losses on equity securities are included as a separate component of deficiency.  Gains or losses on securities sold are based on the specific identification method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies (continued):

Marketable Securities (continued):

As of April 30, 2010 substantially all marketable securities reflected in the consolidated balance sheet were owned by CP Associates, LLC which was deconsolidated during the year ended April 30, 2011. As of April 30, 2011 there were no significant gross unrealized gains or temporary losses on the remaining marketable securities held by the Company.

Fair Value of Derivative Liabilities

Reflected in the consolidated balance sheet as of April 30, 2010 are derivative liabilities stated at a fair value of $2,677,363 for interest rate swap agreements of CP Associates, LLC. (As discussed elsewhere CP Associates, LLC was deconsolidated during the year ended April 30, 2011.) In the normal course of business CP Associates, LLC entered into interest rate swap agreements as cash flow hedges to mitigate the exposure to the effects of interest rate changes on its variable rate mortgage debt. However, CP Associates, LLC did not designate such interest rate swap agreements as cash flow hedges. As such the interest rate swap agreements were stated at fair value with changes in fair value recognized in operations. Fair value for interest rate swap agreements was based on the net present value of the expected cash flows from each transaction between CP Associates, LLC and the counterparty using relevant mid-market data inputs and the assumptions of no unusual market conditions or forced liquidation (i.e. Level 2). Under the terms of the interest rate swap agreements, CP Associates, LLC paid a fixed rate to a third party who in turn paid a variable rate, as defined, on the notional principal amount of the agreement.

Long-Lived Assets

Long-lived assets held and used in operations are reviewed for impairment whenever events of changes in circumstances indict that their carrying amount might not be recovered. There were no impairments for any period presented.

The Company presents operations related to developed properties that have been sold or developed properties that are intended to be sold as discontinued operations. Developed properties intended to be sold are designated as “held for sale” on the consolidated balance sheets. No developed properties were sold during the year ended April 30, 2011 or 2010 and none are designated as held for sale at year end.

Income Taxes

Deferred income taxes are provided on the differences between the financial statement and income tax bases of assets and liabilities and on net operating loss carryforwards using the enacted tax rates.

A valuation allowance is provided for deferred income tax assets for which realization is not likely in the near term.

As of April 30, 2011 and 2010, the Company has no significant uncertain income tax positions. The Company’s policy is to recognize interest and penalties on any uncertain income tax positions as a component of income tax expense.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

1.  Summary of Significant Accounting Policies (continued):

Income Taxes (continued):

Tax returns for the fiscal years after 2008 are open to examination by federal, local and state authorities.

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year. Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants. All outstanding options and warrants were anti-dilutive and were excluded from the dilutive earnings (loss) per share calculations for the years presented.

New Accounting Pronouncements

The Company adopted as required, ASU 2009-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.  Under this ASU, the identification of a primary beneficiary of a variable interest entity (“VIE”) is defined as the enterprise that has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on this updated guidance, the Company determined that it is no longer considered to be the primary beneficiary of CP Associates, LLC (“CP Associates”). As a result of the initial application of this updated guidance, the Company deconsolidated CP Associates as of May 1, 2010 and has measured its 50% retained interest in CP Associates at the carrying amount of the Company’s retained interest had this updated guidance been effective when CP Associates was initially formed. The difference between the net amount derecognized from the Company’s balance sheet and the amount of the Company’s 50% retained interest in CP Associates has been recognized as a cumulative effect adjustment to the Company’s equity as of May 1, 2010.

Currently, there are no Accounting Standards Updates that the Company is required to adopt which are likely to have a material effect on its financial statements.

2.  Consolidated Variable Interest Entities

The Company’s consolidated financial statements include the accounts of Rockland Place Apartments Limited Partnership (“Rockland”) and Clarendon Hill Somerville Limited Partnership (“Clarendon”). The Company has consolidated both Rockland and Clarendon based on the express legal rights and obligations provided to it by the underlying partnership agreements and its control of their business activity.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

2.  Consolidated Variable Interest Entities (continued):

Connolly and Partners, LLC (75% owned by the Company) has a .01% ownership interest in and is a general partner of Rockland. Connolly and Partners, LLC also owns 49% of Clarendon Hill Somerville, LLC which owns .01% of and is the general partner of Clarendon.

Rockland owns and operates a rental housing project consisting of 204 units located in Rockland, Massachusetts. Clarendon owns and operates a 501 unit apartment complex in Somerville, Massachusetts. Both projects were renovated by the Company. Renovation costs were financed with loans from Massachusetts Housing Finance Agency (MHFA) and subsidies from U.S. Department of Housing and Urban Development (HUD) and limited partner capital contributions.

Each building of the projects will qualify for low-income housing credits pursuant to Internal Revenue Code Section 42 (“Section 42”), which regulates the use of the projects as to occupant eligibility and unit gross rent, among other requirements. Each building of the projects must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits. In addition, Rockland and Clarendon have executed an Extended Low-Income Housing Agreement, which requires the utilization of each project pursuant to Section 42 through the compliance period, even if Rockland or Clarendon disposes of the project.

Each project’s low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may result in an adjustment to the capital contributed by the investment limited partner.

Rockland has an agreement with the Rockland Housing Authority whereby the Housing Authority has the option to purchase the property, after the 15-year tax credit compliance period on January 1, 2024, from Rockland. The option price is based on a specified formula in the agreement.

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Associated, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership. The option price is the greater of:

            a.         Outstanding debt and taxes, or

            b.         Fair market value of the property

There is a completion assurance agreement for Clarendon. Under this agreement both the Company and its president guaranteed completion of the renovation of the project.  The guarantee is for $1,042,640.  Additionally, with the consent of the noncontrolling member of CP Associates, LLC, certain marketable securities and cash of CP Associates, LLC with a combined aggregate market value of approximately $1,250,000 have been pledged as collateral for a bank letter of credit of $819,920, which was part of the collateral for the completion assurance agreement.  The excess over the $819,920 is being utilized as collateral on the corporate guarantee. These completion-assurance guarantees will be released by March 2012. The project renovation is substantially complete.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

2.            Consolidated Variable Interest Entities (continued):

The assets at April 30, 2011 of the consolidated VIEs (Rockland and Clarendon), that can be used only to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets follows:

	April 30
	2011	2010

Real estate and equipment, net	$68,919,929	$47,046,473
Other assets	8,761,962	9,624,259
Total assets	77,681,891	56,670,732
Intercompany profit elimination	(3,140,022)	(3,003,002)
Consolidated	$74,541,869	$53,667,730

Mortgages and other notes payable	$60,640,156	$43,115,950
Other liabilities	3,380,712	5,320,213
Total liabilities	$64,020,868	$48,436,163

Mortgages and other notes payable shown in the table above include $21,340,978 of temporary debt under construction loans and advances. Such debt will be converted into long-term financing under irrevocable lending commitments. Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon.

Combined revenues for Rockland and Clarendon were $10,062,799 for the year ended April 30, 2011 and $2,867,462 for the year ended April 30, 2010.  The combined net loss for Rockland and Clarendon was $1,590,093 for the year ended April 30, 2011and $357,321 for the year ended April 30, 2010. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

The limited partners in Clarendon and Rockland made capital contributions of $1,609,717 for the year ended April 30, 2010 and $1,553,927 for the year ended April 30, 2011. The limited partners are committed to make additional capital contributions of $10,509,199 for the year ended April 30, 2012.

During the year ended April 30, 2011 the Company purchased the noncontrolling interest in Rockland Place Developers, LLC with a carrying value of $742,817 for $600,000. The accounts of Rockland Place Developers, LLC continue to be consolidated with those of the Company.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

3.  Construction Loans, Mortgages and Notes Payable:

Information about the Company’s debt follows:

	2011	2010
Construction loans and mortgages payable with interest rates ranging from zero to 11.00% at April 30, 2011 and maturities at various dates through 2056.	$137,839,107	$139,296,923
Other	-0-	235,624
Notes payable on Clarendon with interest rates ranging from zero to 4.40% at April 30, 2011 and maturities ranging from 2030 to 2050.	1,679,697	1,679,697
Note and pre-judgment interest payable to Richard E. Kaplan in quarterly installments with interest and a final payment of $790,423 due November 29, 2016	2,938,438	-0-
Note payable due to Neil H. Ellis, President of the Company, repaid in May 2010.	-0-	250,000
	$142,457,242	$141,462,244

For the year ended April 30, 2011, the Company capitalized interest of $115,000 for property under construction. No interest was capitalized for the year ended April 30, 2010.

Aggregate principal payments due on the above debt follow:

Year Ending April 30

2012	$23,452,874
2013	40,109,021
2014	1,915,631
2015	14,258,814
2016	1,729,755
Thereafter	60,991,147
$142,457,242

Debt maturities for 2012 included $21,340,978 for construction loans. Such debt will be converted to permanent long-term financing upon completion of the related construction under firm commitments.

Substantially all real estate owned is pledged as collateral for construction and mortgage loans.

4.  Public Infrastructure Reimbursements and Other Incentives

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, Texas, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with the agreement, the Company will receive reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

4.  Public Infrastructure Reimbursements and Other Incentives (continued):

 Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg and reduction of the cost of the shopping center of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is to be paid solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $520,875 in reimbursements of eligible public infrastructure costs through April 30, 2011.  The remaining receivable of $7,479,125 is included in other receivables at April 30, 2011. The remaining receivable will be collected from the proceeds from the issuance of the public infrastructure bonds within the near term.

Other Cash Incentives

In connection with the agreement, the Company will also receive contributions from the Edinburg Economic Development Corporation (“EEDC”) up to $4,000,000 as its .5% share of sales tax revenue generated from the shopping center. Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other operating revenue when received.  The Company received $304,311 and $378,311 from the EEDC for the year ended April 30, 2011 and 2010, respectively.

5.  Pledge of Stock  in Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the President of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee, but generally guarantees continue to be a necessary component to most construction loans.  In the past, the Company has provided pledges of the stock of its subsidiaries to the President of the Company as protection from personal losses due to his guarantees.  These pledges are expected to stay in place until the guarantees are eliminated.

The President of the Company has guaranteed the following outstanding amounts at April 30, 2011:

Loan for Career Education building -
5% of loan balance outstanding	$523,000
Mortgage – Corporate Office	$249,000
Construction loan – Edinburg, Texas	$48,287,000

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

6.  Related Party Transactions:

Amounts included in revenue resulting from transactions with Hartford Lubbock Parkade LLP (in which the Company has a 2% minority interest), and Journal Publishing Inc, a company which is owned by the President of the Company and his wife are as follows:

	2011	2010
Management Fees	$61,407	$60,454
Service Fees	7,714	17,565
Total	$69,121	$78,019

7.  Stock Option Plan:

On February 11, 2004 the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted options to purchase 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000, which has been expensed fully in prior periods.  On February 10, 2011, the put options expiration date was extended to February 11, 2014.

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250,000	$1.10	250,000	$1.10
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of year	250,000	$1.10	250,000	$1.10

Options exercisable at year end	250,000		250,000

During the years ended April 30, 2011 and 2010, no options were granted or exercised. All options granted vested prior to May 1, 2009. As such, there was no compensation expense for the years presented.  The aggregate intrinsic value of outstanding options as of April 30, 2011, was approximately $325,000.

8.  Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $70,495 and $56,617 for the years ended April 30, 2011 and 2010, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

9.  Income Taxes:

The provision for (benefit from) income taxes is comprised of the following:

	2011	2010

Current provision for state taxes	$148,461	$81,445
Current provision for federal income tax	- 0 -	- 0 -
Deferred income taxes (benefit)	- 0 -	- 0 -
	$148,461	$81,445

The components of the net deferred tax asset are as follows:
	2011	2010

Tax effect of net operating loss carry-forwards	$4,980,000	$3,679,000
Investment in CP Associates, LLC	602,000	535,000
Valuation allowance	(4,344,000)	(2,976,000)
	$1,238,000	$1,238,000

As of April 30, 2011 and 2010, the Company concluded that it was more likely than not that the Company would realize $1,238,000 in net deferred income tax assets.  Accordingly, the Company increased its valuation allowance by $1,368,000 and $156,000 in 2011 and 2010, respectively. The Company has federal net operating loss carry-forwards totaling approximately $14,400,000 at April 30, 2011 that are available to offset future federal taxable income through various periods expiring between 2012 and 2026.

10.  Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2011 are as follows:

Year Ending April 30

2012	$5,124,385
2013	4,877,145
2014	4,722,014
2015	4,434,291
2016	3,963,014
Thereafter	17,548,903
Total	$40,669,752

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

11.  Investments in Affiliates:

Summarized financial and other information for the Company’s investments in Dover, Cranston and CP Associates, LLC follow:

Dover – New Jersey:

As of and for the years ended April 30

Company ownership – 50% investment at inception was $147,500.

	2011	2010

Assets	$13,320,394	$13,517,935
Liabilities	19,099,996	19,279,915
Members’ deficit	(5,779,602)	(5,761,980)
Revenue	2,555,375	2,282,171
Operating expenses	1,253,401	1,042,733
Non-operating expense	(1,019,596)	(1,037,136)
Net income	282,378	202,302

Dover’s major tenant is Stop & Shop, which provided 53% of the total revenue in both fiscal 2011and 2010 under a lease that expires June 30, 2026.

Cranston – Rhode Island:

As of and for the years ended December 31

Company ownership – 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% interest in April, 2005.

	2010	2009

Assets	$25,097,019	$25,418,037
Liabilities	33,771,380	34,449,170
Partners' deficit	(8,674,361)	(9,031,133)
Revenue	4,850,573	4,628,920
Operating expenses	2,159,642	2,164,261
Non-operating expense	(1,894,750)	(1,925,310)
Net income	796,181	539,349

The property has two major tenants, Stop & Shop and Kmart which provided approximately 63% of total revenue in both 2010 and 2009 under leases that expire October 30, 2021 and May 30, 2027, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

11.  Investments in Affiliates (continued):

CP Associates, LLC – Rhode Island:

As of the years ended December 31

Company ownership – 50% investment.

2010

Assets	$21,447,415
Liabilities	23,038,127
Partners' deficit	(1,590,712)
Revenue	3,017,247
Operating expenses	1,188,604
Non-operating expense	(1,984,643)
Net loss	156,000

12.  Concentrations of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts, notes and other receivables.

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

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores. Based on historical experience and other information, no allowance for doubtful accounts is considered necessary by management as of April 30, 2011.

13.  Litigation

In connection with a court order, on November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan. Under the terms set by the court the Company made a cash payment of $500,000 and issued a secured note for $2,879,407. The note is payable in quarterly installments of $118,970 plus interest through November 1, 2016. The accrual for this matter was recorded prior to May 1, 2009. In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $790,000 which is due November 1, 2016. Such interest had been accrued as the litigation proceeded. The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral. On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit, but the Court’s verdict was affirmed. The Company has filed an appeal for rehearing. During the year, the Company reclassified $3,676,379 from accrued liabilities to notes payable – other for this settlement.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

13.  Litigation (continued):

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries, but     the Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

14.  Subsequent Events:

Under a master development agreement dated September 1, 2011, but not finalized until early October between First Hartford Realty Corporation and Cumberland Farms Inc., the Company was given an exclusive arrangement to locate and develop sites for Cumberland Farms stores in parts of the Northeast United States.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 200 unit subsidized housing project in Willington, Delaware. The Company is a limited partner in the entity which borrowed $8,150,000 for the purchase and renovation of the property. A subsidiary of the Company will do the $3,000,000 plus renovation while another subsidiary will be the managing agent.

On October 5, 2011, the Company purchased an 18.46 acre parcel of land in Del Valle, Texas for $2,412,875 and immediately sold a 2.26 acre parcel of the property for $1,568,000. The remaining acreage will be held to be developed or for sale as out parcels.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors

The directors of First Hartford Corporation, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	83	President	1966 – Present

Stuart I. Greenwald	69	Treasurer/Secretary	1980 – Present

David B. Harding	66	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	83	President	1966 – Present
Stuart I. Greenwald	69	Treasurer/Secretary	1980 – Present
David B. Harding	66	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)        Identification of Certain Significant Employees

Name	Age	Position	Period of Service
John Toic	39	Vice President	2003- Present

(d)        Family Relationships

            There are no family relationships among any directors or executive officers.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(e)        Business Experience

1.         The following is a brief description of the background of each director or executive officer:

Mr. Ellis has been President of the Company since 1968. He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.), owned by him and his wife.

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

(g)        Promoter and Control Persons:

Not applicable.

 (h)       Audit Committee Financial Expert:

First Hartford does not have an audit committee. Instead its entire Board of Directors attempts to fulfill the functions of an audit committee.  Mr. Ellis, Mr. Greenwald and Mr. Harding are members of our management. Mr. Ellis has various business relationships with First Hartford described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  First Hartford does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(i)         Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 or 5.  The rules promulgated  by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2011, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

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

ITEM 11.          EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis Director and President (CEO)	2011	$251,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$251,053
	2010	$251,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$251,053
Stuart I. Greenwald Director, Treasurer and Secretary	2011	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
	2010	$150,000	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$150,000
David B. Harding Director and Vice President	2011	$176,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$176,053
	2010	$176,053	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$- 0 -	$176,053

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stuart I Greenwald	50,000	0	0	1.10	2/11/14	0	0	0	0
David B. Harding	50,000	0	0	1.10	2/11/14	0	0	0	0
Other employees	150,000	0	0	1.10	2/11/14	0	0	0	0

(c)        Benefits and Perquisites

Medical

All employees, including executive officers, working over 30 hours a week are entitled to Company paid medical insurance of which the employee pays, family $59 a week, employee and spouse $41 a week and employee $23 a week.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)        Security Ownership of Certain Beneficial Owners  - per SEC filings:

            The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of     common stock:

Title	Name & Address of	Amount and Nature	(3)
Of	Beneficial Owner or	of Beneficial	Percent
Class	Identity of Group	Ownerships	of Class

Common Stock	Neil H. Ellis	1,353,876 (1)	48.6%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	John Filippelli	284,681 (2)	10.2%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	7.2%
	231 Atlantic Street, #58
	Keyport, NJ 07735-2044

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

(3)   Percent of class calculation includes options for 250,000 shares.

(b)        Security Ownership of Directors and Executive Officers:

The following table sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent of Class

Common	Neil H. Ellis 43 Butternut Road Manchester, CT 06040	1,353,876 (1)	48.6%

Common	All Directors and Officers As a Group (3 in number)	1,453,876 (4)	52.2%

(4)  Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart Greenwald.

(c)        Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(d)       Equity Compensation Plan Information

            Information for our equity compensation plans in effect as of April 30, 2011 is as follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	250,000	$1.10 (1)	750,000
Equity compensation plans not approved by security holders	0	0	0

Total	250,000	$1.10	750,000

(1)  The options include a "put option" that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The put options have been extended until the option expiration date of the underlying options.

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

For the year ended April 30, 2011, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:

Management Fee (at 4%)	$61,407
Miscellaneous Service	-0-

For the year ended April 30, 2011, Parkade Center Inc. received distributions of $3,190 and Lubbock Parkade Inc. received distributions in that period of $156,900 from Hartford Lubbock LP.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued):

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

            ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company dismissed CCR LLP on April 29, 2011 and engaged J.H. Cohn LLP on April 29, 2011. Set forth below is a summary of the fees paid for the fiscal year ended April 30, 2011 and 2010.

	J.H. Cohn LLP	CCR LLP	CCR LLP
	2011	2011	2010
Audit Fees (1)	$80,000	$22,500	$104,100
Audit Related Fees (2)	37,500	-0-	25,000
Tax Fees (3)	-0-	-0-	-0-
All Other Fees (4)	-0-	-0-	3,000

(1)  Includes fees for the audit of the Company’s annual financial statements included in its Annual Report on Form 10-K and the reviews of its interim condensed financial statements included in its Quarterly Reports on Form 10-Q.

(2)  Includes fees for the audit of financial statements of certain entities which are included in the Company’s Annual Report on Form 10-K.

(3)  No tax services were rendered.

(4)  Includes fees for research.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (continued):

The Board of Directors has:

(a)        reviewed and discussed the Company’s  audited financial statements with the independent auditors;

(b)        discussed with the independent auditors the matters required to be discussed by professional standards;

(c)        reviewed and discussed the independence of the auditors and received a written disclosures from the audit firm confirming its independence. No services have been provided to the Company by its independent auditors other than attest services.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Neil H. Ellis

Stuart I. Greenwald

David B. Harding

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	Pages

(a) (1) The reports of independent registered public accounting firms and the following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	13

Report of Independent Registered Public Accounting Firm	14

Financial Statements:

Consolidated Balance Sheets - April 30, 2011 and 2010	15-16

Consolidated Statements of Operations for the Years
Ended April 30, 2011 and 2010	17

Consolidated Statements of Comprehensive Loss for the Years
Ended April 30, 2011 and 2010	18

Consolidated Statements of Changes in Deficiency
for the Years Ended April 30, 2011 and 2010	19

Consolidated Statements of Cash Flows for the Years
Ended April 30, 2011 and 2010	20-22

Notes to Consolidated Financial Statements	23-38

(2) Financial statement schedules

All financial statement schedules are omitted because they are not required.

(b) Exhibits

(3) Articles of Incorporation and by-laws.

Exhibit (3) to Form 10-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

(4) Instruments defining the rights of security holders, including Indentures.

Not Applicable.

(5) Voting Trust Agreement.

Not Applicable.

(6) Material Contracts.

Not Applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)        Exhibits (continued):

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

Not Applicable.

(12)     Subsidiaries of the Registrant.

Name of Subsidiary                                           State in which Incorporated

First Hartford Realty Corporation                      Delaware

Lead Tech, Inc.                                                 Connecticut

Parkade Center, Inc.                                         Texas

Plainfield Parkade, Inc.                                      Connecticut

Putnam Parkade, Inc.                                        Connecticut

                        EH&N Construction Company                          Delaware

Dover Parkade LLC                                          Delaware

                        DE 150 Corp                                                    Delaware

                        Brewery Parkade, Inc.                                      Rhode Island

                        Cranston Parkade, LLC                                    Rhode Island

                        Tri-City Plaza, Inc.                                            New Jersey

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)        Exhibits (continued):

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

Not Applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)        Exhibits (continued):

(14)      Power of Attorney.

Not Applicable.

(15)      Additional Exhibits.

(16)      Not Applicable

(17)      Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

(18)      Exhibit 31.1

(19)      Exhibit 31.2

(20)      Exhibit 32.1

(21)      Exhibit 32.2

(c)        Other Financial Statements – Nonconsolidated subsidiaries

Cranston/BVT Associates Limited Partnership

Dover Parkade LLC

CP Associates, LLC

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned,

Thereunto Duly Authorized.

Dated: October 31, 2011

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

October 31, 2011	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

October 31, 2011	/s/ Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Principal Accounting Officer
Secretary, Treasurer and Director

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

CRANSTON/BVT ASSOCIATES
LIMITED PARTNERSHIP

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	1

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	2

FINANCIAL STATEMENTS

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Partners' Deficit	5

Statements of Cash Flows	6

Notes to Financial Statements	7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners
Cranston/BVT Associates Limited Partnership:

We have audited the accompanying balance sheet of Cranston/BVT Associates Limited Partnership as of December 31, 2010, and the related statement of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership, as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut
October 31, 2011

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners of Cranston/BVT Associates Limited Partnership:

We have audited the accompanying balance sheet of Cranston/BVT Associates Limited Partnership (the "Partnership") as of December 31, 2009, and the related statement of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP

Glastonbury, Connecticut
February 23, 2010

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP BALANCE SHEETS DECEMBER 31, 2010 AND 2009

ASSETS
	2010	2009

Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building and improvements	17,336,650	17,336,650
	27,671,475	27,671,475
Less: accumulated depreciation and amortization	5,876,042	5,234,972
	21,795,433	22,436,503

Cash and cash equivalents	1,551,984	1,266,569
Tenant accounts receivable, less allowance for doubtful
accounts of $60,000 in 2010 and $38,000 in 2009	99,894	143,219
Rent receivable	915,624	843,334
Prepaid expenses	56,495	54,716
Mortgage escrow accounts	397,095	327,468
Mortgage origination costs, net	101,939	125,463
Tenant improvements, net	26,526	39,788
Deferred leasing commissions, net	152,029	180,977
	3,301,586	2,981,534

Total Assets	$25,097,019	$25,418,037

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage note payable	$33,158,970	$33,738,213
Accounts payable	24,117	37,907
Accrued liabilities	159,986	162,780
Rents collected in advance	383,617	465,580
Tenant security deposits	44,690	44,690
	33,771,380	34,449,170
Commitments and Contingencies

Partners' deficit	(8,674,361)	(9,031,133)

Total Liabilities and Partners' Deficit	$25,097,019	$25,418,037

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues:
Rental income	$4,850,573	$4,628,920

Operating expenses:
Rental expense	1,207,371	1,169,929
Depreciation and amortization	706,804	691,287
Selling, general and administrative	69,269	113,877
Management fees - related party	176,198	189,168
	2,159,642	2,164,261

Income from operations	2,690,931	2,464,659

Non-operating income (expense):
Interest and other income	4,051	5,560
Interest expense	(1,898,801)	(1,930,870)
	(1,894,750)	(1,925,310)

Net income	$796,181	$539,349

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP STATEMENTS OF CHANGES IN PARTNERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	Cranston Parkade, LLC (98% Owner)	CP/BVT, Inc. (2% Owner)	Total Partners' Deficit

Balance, December 31, 2008	$(9,266,265)	$102,471	$(9,163,794)

Net income	528,562	10,787	539,349

Distributions	(402,750)	(3,938)	(406,688)

Balance, December 31, 2009	(9,140,453)	109,320	(9,031,133)

Net income	780,257	15,924	796,181

Distributions	(435,498)	(3,911)	(439,409)

Balance, December 31, 2010	$(8,795,694)	$121,333	(8,674,361)

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Operating activities:
Net income	$796,181	$539,349
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	693,542	691,287
Amortization of tenant improvements	13,262	13,262
Bad debt expense	22,000	18,000
Changes in operating assets and liabilities:
Tenant accounts receivable	21,325	(46,490)
Rent receivable	(72,290)	(56,903)
Prepaid expenses	(1,779)	(3,589)
Mortgage escrow accounts	(69,627)	12,577
Deferred leasing commissions	-	(22,350)
Accounts payable	(13,790)	8,000
Accrued liabilities	(2,794)	(2,641)
Rents collected in advance	(81,963)	(14,285)
Tenant security deposits	-	5,940

Net cash provided by operating activities	1,304,067	1,142,157

Financing activities:
Repayments of mortgage note payable	(579,243)	(547,327)
Partner distributions	(439,409)	(406,688)

Net cash used in financing activities	(1,018,652)	(954,015)

Net increase in cash and cash equivalents	285,415	188,142

Cash and cash equivalents, beginning of year	1,266,569	1,078,427

Cash and cash equivalents, end of year	$1,551,984	$1,266,569

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,901,595	$1,933,511

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2010 and 2009

Note 1 - Business and Summary of Significant Accounting Policies

Business

Cranston/BVT Associates Limited Partnership (the "Partnership") owns a retail commercial shopping center in Cranston, Rhode Island. It leases space to a limited number of tenants under non-cancellable operating leases which range from five to 25 years. Such leases generally contain renewal options.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheets are unclassified.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and includes reimbursements for certain expenses such as real estate taxes, utilities, insurance, common area maintenance and others as provided for in the lease agreements. Amounts due from tenants for rent recognized on a straight-line basis in excess of collections are shown as rent receivable. Reimbursements of expenses are shown as tenant accounts receivable. Amounts collected from tenants in excess of rent recognized on a straight-line basis are shown as rent collected in advance. There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost.

Buildings and improvements are depreciated using the straight line method over their estimated useful lives which range from 10 to 40 years. Depreciation expense was $641,071 for 2010 and $654,333 for 2009.

Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered cash equivalents. Cash (including restricted cash in mortgage escrow accounts) and cash equivalents are on deposit with various financial institutions. At times the balance on deposit may exceed current federal depository insurance limits. Management regularly monitors the financial institutions and its cash balances to keep this potential risk to a minimum. At December 31, 2010 cash equivalents were $1,526,709 ($1,247,908 at December 31, 2009).

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2010 and 2009

Note 1 - Business and Summary of Significant Accounting Policies (Continued)

Mortgage Origination Costs

Mortgage origination costs are being amortized on a straight-line basis over the term of the related mortgage note payable. Amortization expense was $23,523 for 2010 and 2009. Future amortization expense is $23,523 for each year from 2011 through 2014 and $7,847 for 2015.

Deferred Leasing Commissions

Deferred leasing commissions are amortized on a straight-line basis over the life of the related leases. Amortization expense was $28,948 for 2010 and $26,694 for 2009. Amortization expense for the next five years is expected to be as follows:

Year ending December 31,
2011	$28,405
2012	16,537
2013	13,351
2014	9,804
2015	8,881

Tenant Improvements

Tenant improvements represent improvements to lease space made by the Partnership to accommodate the specific needs of tenants. Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income. For both 2010 and 2009, amortization of tenant improvements reduced rental income by $13,262.

Income Taxes

The Partnership is not subject to income taxes. The operating results of the Partnership are allocated to its partners under the Partnership Agreement and included in their respective income tax returns. As such, no provision or credit for income taxes is recognized in the financial statements.

There are no uncertain income tax positions nor are there any amounts required to be included in the financial statements for related interest or penalties. Tax returns for the years 2008, 2009 and 2010 are open to examination by federal, local and state authorities.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Partnership does not currently have any financial or nonfinancial assets or liabilities measured at fair value.

Subsequent Events

In connection with the preparation of the financial statements, management evaluated events subsequent to December 31, 2010 through October 31, 2011, which is the date the financial statements are available to be issued.

Note 2 - Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of amounts due from tenants. The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Partnership establishes an allowance for doubtful tenant accounts receivable based on factors surrounding the credit risk of specific tenants, historical trends and other information. As of December 31, 2010 and 2009, approximately 67% and 63%, respectively, of the tenant accounts receivable balance was due from four and three tenants, respectively. Approximately 65% and 63% of the Partnership's rental income is from two tenants in both 2010 and 2009.

Note 3 - Mortgage Note Payable

The mortgage note is payable in monthly payments of $206,737, including interest at 5.6% to May 2015 at which time the remaining outstanding balance is due and payable.

Principal payments to maturity follow: 2011 - $613,019; 2012 - $643,494; 2013 - $686,286; 2014 - $726,305 and 2015 - $30,489,866.

Substantially all real estate is mortgaged as collateral.

Note 4 - Related Party Transaction

The Partnership is a party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until canceled by either party.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2010 and 2009

Note 5 - Leases

Lease payments are due to the Partnership in monthly installments and escalate by varying amounts annually. Minimum future payments to be received on non-cancelable leases as of December 31, 2010, for each of the next five years follow:

2011	$3,535,730
2012	2,859,563
2013	2,580,609
2014	2,395,950
2015	2,390,688
Thereafter	20,585,502
Total	$34,348,042

DOVER PARKADE LLC

     FINANCIAL STATEMENTS

 AS OF AND FOR THE YEARS ENDED

APRIL 30, 2011 AND 2010

DOVER PARKADE LLC TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	1

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	2

FINANCIAL STATEMENTS

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Members' Deficit	5

Statements of Cash Flows	6

Notes to Financial Statements	7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Dover Parkade LLC:

We have audited the accompanying balance sheet of Dover Parkade LLC, a Limited Liability Company, as of April 30, 2011, and the related statement of operations, changes in members' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2011, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut
October 31, 2011

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Members of Dover Parkade LLC

We have audited the accompanying balance sheet of Dover Parkade LLC (the "Company") as of April 30, 2010, and the related statements of operations, changes in members' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP

Glastonbury, Connecticut
July 29, 2010

DOVER PARKADE LLC
BALANCE SHEETS
APRIL 30, 2011 AND 2010

ASSETS

	2011	2010
Real estate and improvements:
Land	$3,154,000	$3,154,000
Building and improvements	10,994,066	10,994,066
	14,148,066	14,148,066
Accumulated depreciation	2,889,648	2,607,296
	11,258,418	11,540,770

Cash and cash equivalents	258,450	213,840
Tenant accounts receivable	42,193	40,490
Rent receivable	1,016,131	921,725
Note receivable	-	100,000
Prepaid expenses	58,264	56,272
Mortgage escrow accounts	90,538	154,873
Mortgage origination costs, net	97,516	120,920
Tenant improvements, net	304,676	205,367
Deferred leasing commissions, net	194,208	163,678
	2,061,976	1,977,165

Total Assets	$13,320,394	$13,517,935

LIABILITIES AND MEMBERS' DEFICIT

Liabilities:
Mortgage note payable	18,746,352	19,092,533
Accounts payable and accrued liabilities	160,269	88,748
Rents collected in advance	133,332	43,070
Tenant security deposits	60,043	55,564
	19,099,996	19,279,915
Commitments and Contingencies

Members' deficit	(5,779,602)	(5,761,980)

Total Liabilities and Members' Deficit	$13,320,394	$13,517,935

See accompanying notes.

DOVER PARKADE LLC STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2011	2010
Revenues:
Rental income	$2,555,375	$2,282,171

Operating expenses:
Rental expense	717,591	565,419
Depreciation and amortization	373,989	332,634
Selling, general and administrative	60,124	41,940
Management fees - related party	101,697	102,740
	1,253,401	1,042,733

Income from operations	1,301,974	1,239,438

Non-operating income (expense):
Other income	7,600	8,406
Interest expense	(1,027,196)	(1,045,542)
	(1,019,596)	(1,037,136)

Net income	$282,378	$202,302

See accompanying notes.

DOVER PARKADE LLC STATEMENTS OF CHANGES IN MEMBERS' DEFICIT FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	Sixth Venture, LLC	Tri-City Plaza, Inc.	Total Members' Deficit

Balance, May 1, 2009	$(2,957,141)	$(2,957,141)	$(5,914,282)

Net income	101,151	101,151	202,302

Distributions	(25,000)	(25,000)	(50,000)

Balance, April 30, 2010	(2,880,990)	(2,880,990)	(5,761,980)

Net income	141,189	141,189	282,378

Distributions	(150,000)	(150,000)	(300,000)

Balance, April 30, 2011	$(2,889,801)	$(2,889,801)	$(5,779,602)

See accompanying notes.

DOVER PARKADE LLC STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010
Operating activities:
Net income	$282,378	$202,302
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	333,776	332,634
Amortization of tenant improvements	40,213	38,814
Bad debt expense	100,107	-
Changes in operating assets and liabilities:
Tenant accounts receivable	(101,810)	(37,319)
Rent receivable	(94,406)	(67,074)
Prepaid expenses	(1,992)	11,605
Mortgage escrow accounts	64,335	89,694
Tenant improvements	(139,522)	(215,917)
Deferred leasing commissions	(58,550)	(116,645)
Accounts payable and accrued liabilities	71,521	(3,664)
Rents collected in advance	90,262	(14,361)
Tenant security deposits	4,479	(1,917)

Net cash provided by operating activities	590,791	218,152

Investing activities:
Collection from (loan to) tenant	100,000	(100,000)
Net cash provided by (used in) investing activities	100,000	(100,000)

Financing activities:
Repayments of mortgage note payable	(346,181)	(327,918)
Member distributions	(300,000)	(50,000)

Net cash used in financing activities	(646,181)	(377,918)

Net change in cash and cash equivalents	44,610	(259,766)

Cash and cash equivalents, beginning of year	213,840	473,606

Cash and cash equivalents, end of year	$258,450	$213,840

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,028,740	$1,047,006

See accompanying notes.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2011 and 2010

Note 1 - Business and Summary of Significant Accounting Policies

Business

Dover Parkade LLC (the "Company") was formed on May 6, 1999, under the laws of the State of New Jersey and has elected to be a Limited Liability Company ("LLC").   As an LLC, the members' liability is limited to their investment in the Company plus any obligations they may have personally guaranteed. The Company owns and operates a retail commercial shopping center in Dover, New Jersey.

Under an operating agreement dated May 1, 1999 (the "Agreement"), the Company exists until December 31, 2075 unless it is dissolved prior thereto in accordance with the Agreement. Generally, members are not personally liable for any debts or losses of the Company beyond their respective capital contributions. Further, profits, losses and all gains and losses from a capital transaction are allocated to its members based on their interest in the Company, which is presently fifty percent to Sixth Venture, LLC and fifty-percent to Tri-City Plaza, Inc.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs as provided for in the lease agreements. Amounts due from tenants for rent recognized on a straight-line basis in excess of collections are shown as rent receivable. Reimbursements of expenses are shown as tenant accounts receivable. Amounts collected from tenants in excess of rent recognized on a straight-line basis are shown as rent collected in advance. There are no contingent rents.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2011 and 2010

Note 1 - Business and Summary of Significant Accounting Policies (Continued)

Real Estate and Improvements

Real estate and improvements thereon are stated at cost.

Buildings and improvements are depreciated using the straight line method over their estimated useful lives which range from 25 to 40 years. Depreciation expense was $282,352 for each of the years ended April 30, 2011 and 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash and restricted cash consisting of mortgage escrow accounts with various financial institutions, the balance of which may periodically exceed current federal depository insurance limits. Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum. At April 30, 2011 cash equivalents totaled approximately $258,000 ($210,000 at April 30, 2010), and consisted of a money market account.

Mortgage Origination Fees

Mortgage origination fees are being amortized on a straight-line basis over the term of the related mortgage note payable. Amortization expense was $23,404 for each of the years ended April 30, 2011 and 2010. Future amortization expense is expected to be $23,404 for each of the years ending April 30, 2012 through 2015, and $3,900 for the year ending April 30, 2016.

Deferred Leasing Commissions

Deferred leasing commissions are amortized on a straight-line basis over the term of the related leases. Amortization expense for the next five years is expected to be as follows:

Year ending April 30:
2012	$30,849
2013	25,545
2014	25,545
2015	23,880
2016	29,845

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2011 and 2010

Note 1 - Business and Summary of Significant Accounting Policies (Concluded)

Tenant Improvements

Tenant improvements represent improvements to leased space made by the Company to accommodate the specific needs of tenants. Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income. For the years ended April 30, 2011 and 2010, amortization of tenant improvements reduced rental income by $40,213 and $38,814, respectively.

Income Taxes

The income or losses of the Company are allocated on a pro-rata basis to each of its members as defined by the Agreement. Income taxes or credits resulting from the operations of the Company are payable by, or accrue to the benefit of, the members. As such, no provision or credit for income taxes is required to be recognized in the financial statements.

There are no uncertain income tax positions nor are there any amounts required to be included in the financial statements for related interest or penalties. Tax returns for the years 2007, 2008, 2009 and 2010 are open to examination by federal, local and state authorities.

Fair Value Measurements

The Company does not currently have any financial or nonfinancial assets or liabilities measured at fair value.

Subsequent Events

In connection with the preparation of the financial statements, management evaluated events subsequent to April 30, 2011 through October 31, 2011, which is the date the financial statements are available to be issued.

Note 2 - Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of amounts due from tenants. The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Company evaluates the collectability of amounts due from tenants based on factors surrounding the credit risk of specific tenants, historical trends and other information.

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2011 and 2010

Note 2 - Concentrations of Credit Risk (Concluded)

Amounts due from tenants are written off when the likelihood of collection is not probable. Management believes that all amounts due from tenants are fully collectible as of April 30, 2011 and 2010. As of April 30, 2011 and 2010, approximately 71% and 55%, respectively, of tenant accounts receivable balance was due from two tenants. Approximately 55% and 58% of the Company's rental income is from one tenant in the years ended April 30, 2011 and 2010, respectively.

Note 3 - Mortgage Note Payable

The mortgage note is payable in monthly payments of $114,577, including interest at a fixed rate of 5.358% to July 2015 at which time the remaining outstanding balance is due and payable.

Principal payments to maturity for each of the years ending April 30 follow: 2012 - $362,705; 2013 - $385,665; 2014 - $407,145; 2015 - $429,822 and 2016 -$17,161,015.

Substantially all real estate is mortgaged as collateral.

Note 4 - Related Party Transaction

The Company is a party to a property management agreement with Paramount Realty, which is related to a member of the Company. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 - Leases

Lease payments are due to the Company in monthly installments and escalate by varying amounts annually.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2011, for each of the next five years follow:

Year ending Apri130:
2012	$1,785,927
2013	1,713,583
2014	1,715,133
2015	1,679,015
2016	1,527,727
Thereafter	13,326,242
Total	$21,747,627

DOVER PARKADE LLC

Notes To Financial Statements

For The Years Ended April 30, 2011 and 2010

Note 6 - Contingencies

The Company is involved in certain legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is difficult to predict, management currently believes that their ultimate resolution will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

CP ASSOCIATES, LLC

(A LIMITED LIABILITY COMPANY)

 FINANCIAL STATEMENTS

 AS OF AND FOR THE YEAR ENDED

DECEMBER 31, 2010

CP ASSOCIATES, LLC

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	1

FINANCIAL STATEMENTS

Balance Sheet	2

Statement of Operations and Comprehensive Loss	3

Statement of Changes in Members’ Deficit	4

Statement of Cash Flows	5

Notes to Financial Statements	6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members
CP Associates, LLC

We have audited the accompanying balance sheet of CP Associates, LLC, a Limited Liability Company, as of December 31, 2010, and the related statements of operations and comprehensive loss, changes in members' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CP Associates, LLC as of December 31, 2010, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut
October 31, 2011

CP ASSOCIATES, LLC BALANCE SHEET DECEMBER 31, 2010 ASSETS

Real estate and improvements:
Building and improvements	$17,999,418
Land and land improvements	2,497,161
20,496,579
Less accumulated depreciation and amortization	3,264,540
17,232,039

Cash and cash equivalents	1,920,149
Marketable securities	1,356,541
Tenant accounts receivable	132,473
Rent receivable	391,536
Due from related parties	30,899
Prepaid expenses	1,067
Mortgage origination costs, net	34,883
Deferred leasing commissions, net	347,828
4,215,376

Total Assets	$21,447,415

LIABILITIES AND MEMBERS' DEFICIT
Liabilities:
Mortgage notes payable	$19,934,313
Accrued liabilities	94,329
Derivative liabilities	3,009,485
23,038,127

Commitments and Contingencies

Members' deficit:
Members' deficit	(1,465,059)
Accumulated other comprehensive loss	(125,653)
(1,590,712)

Total Liabilities and Members' Deficit	$21,447,415

See accompanying notes.

CP ASSOCIATES, LLC STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEAR ENDED DECEMBER 31, 2010

Revenues:
Rental income	$3,017,247

Operating expenses:
Rental expense	394,595
Depreciation and amortization	718,469
Selling, general and administrative	6,402
Management fees - related party	69,138
1,188,604

Income from operations	1,828,643

Non-operating income (expense):
Interest and other income	92,372
Interest expense	(1,277,240)
(1,184,868)
643,775

Change in fair value of derivative liabilities	(799,775)

Net loss	(156,000)

Other comprehensive income:
Unrealized gains on marketable securities	141,020

Comprehensive loss	$(14,980)

See accompanying notes.

CP ASSOCIATES, LLC STATEMENT OF CHANGES IN MEMBERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2010

	Accumulated		Members' Deficit
	Other	Cranston	Brewery
	Comprehensive	Brewery, LLC	Parkade, LLC
	Income (Loss)*	(50% Owner)	(50% Owner)	Total

Balance, December 31, 2009	$(266,673)	$(671,586)	$(337,473)	$(1,009,059)

Net loss	-	(78,000)	(78,000)	(156,000)

Other comprehensive income	141,020	-	-	-

Reallocation of capital	-	107,056	(107,056)	-

Distributions	-	(90,000)	(210,000)	(300,000)

Balance, December 31, 2010	$(125,653)	$(732,530)	$(732,529)	$(1,465,059)

* Consists exclusively of unrealized temporary losses on marketable securities.

See accompanying notes.

CP ASSOCIATES, LLC
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010

Operating activities:
Net loss	$(156,000)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	718,469
Change in fair value of derivative liabilities	799,775
Changes in operating assets and liabilities:
Tenant accounts receivable	(778)
Rent receivable	4,811
Due from related parties	(13,611)
Prepaid expenses	(4)
Accrued liabilities	(1,445)

Net cash provided by operating activities	1,351,217

Financing activities:
Repayments of mortgage note payable	(441,822)
Member distributions	(300,000)

Net cash used in financing activities	(741,822)

Net change in cash and cash equivalents	609,395

Cash and cash equivalents, beginning of year	1,310,754

Cash and cash equivalents, end of year	$1,920,149

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,278,685

See accompanying notes.

CP ASSOCIATES, LLC

     Notes To Financial Statements

For The Year Ended December 31, 2010

Note 1 - Business and Summary of Significant Accounting Policies

Business

CP Associates, LLC, a Limited Liability Company, (the "Company") was formed September 11, 2000 under the laws of the State of Rhode Island. The Company owns a retail commercial shopping center in Cranston, Rhode Island.

The rights and obligations of the members of the Company are governed by the Limited Liability Company Agreement of CP Associates, LLC (the "Agreement") dated as of September 11, 2000. Generally, members are not personally liable for any debts or losses of the Company beyond their capital contributions. Further, profit, losses and gains and losses from capital transactions are allocated to the members based on their interest in the Company. Each of the members (Cranston Brewery LLC and Brewery Parkade, Inc.) owns 50%.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheet is unclassified.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and includes reimbursements for certain expenses such as real estate taxes, utilities, insurance, common area maintenance and others as provided for in the lease agreements. Amounts due from tenants for rent recognized on a straight-line basis in excess of collections are shown as rent receivable. Reimbursements of expenses are shown as tenant accounts receivable. There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost.

Buildings and improvements are depreciated using the straight line method over their estimated useful lives which range from 25 to 40 years. Depreciation expense was $664,411 for 2010.

CP ASSOCIATES, LLC

     Notes To Financial Statements

For The Year Ended December 31, 2010

Note 1 - Business and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

All highly-liquid investments with a maturity date of three months or less when purchased are considered cash equivalents. Cash (including restricted cash in mortgage escrow accounts) and cash equivalents are on deposit with various financial institutions. At times the balance on deposit with individual institutions may exceed current federally depository insurance limits. Management regularly monitors the financial institutions and its cash and cash equivalents on deposit with them to minimize this potential risk. At December 31, 2010 cash equivalents were approximately $719,000.

Mortgage Origination Costs

Mortgage origination costs are being amortized on a straight-line basis over the term of the related mortgage note payable. Amortization expense was $7,611 for 2010. Future amortization expense is $7,611 for each of the next four years and $4,439 for the fifth year.

Deferred Leasing Commissions

Deferred leasing commissions are amortized on a straight-line basis over the life of the related leases. Amortization expense was $46,447 for 2010 with comparable expense expected for each of the next five years.

Income Taxes

The Company is not subject to income taxes. The operating results of the Company are allocated to its members under the Agreement and included in their respective income tax returns. As such, no provision or credit for income taxes is recognized in the financial statements.

There are no uncertain income tax positions nor are there any amounts required to be included in the financial statements for related interest or penalties. Tax returns for the years 2008, 2009 and 2010 are open to examination by Federal, local and state authorities.

Fair Value Measurements

Certain assets and liabilities are presented at fair value on a recurring basis. Fair value is determined using valuation techniques based on a hierarchy of inputs. A summary of the hierarchy follows:

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

CP ASSOCIATES, LLC

     Notes To Financial Statements

For The Year Ended December 31, 2010

Note 1 - Business and Summary of Significant Accounting Policies (Concluded)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair Value of Derivative Liabilities

Derivative liabilities consist solely of interest rate swap agreements. In the normal course of business, the Company is exposed to the effects of interest rate changes on its variable rate debt. The Company has entered into interest rate swap agreements to mitigate the exposure to such risk. However, it has not designated such interest rate swap agreements as cash flow hedges. As such the interest swap agreements are stated at fair value with changes in fair value recognized in operations. Under the terms of the interest rate swap agreements, the Company pays a fixed rate to a third party who in turn pays a variable rate, as defined, on the respective notional principal amounts.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of December 31, 2010, investments in marketable securities consist of solely of equity securities, which are classified as "available for sale."  Available for sales securities are stated at fair value. Net unrealized holding gains and temporary losses thereon are included as a separate component of members' deficit. As of  December 31, 2010 gross unrealized gains were $12,960 and gross unrealized losses were $138,613. Gains or losses on securities sold are based on the specific identification method. No marketable securities were sold during the year ended December 31, 2010.

Subsequent Events

In connection with the preparation of the financial statements, management evaluated events subsequent to December 31, 2010 through October 31, 2011, the date these financial statements were available to be issued.

CP ASSOCIATES, LLC

     Notes To Financial Statements

For The Year Ended December 31, 2010

Note 2 - Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist of amounts due from tenants. The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Company evaluates the collectability of the amounts due from tenants based on factors surrounding the credit risk of specific tenants, and historical trends and other information. As of December 31, 2010, all amounts were due from a single tenant and considered fully collectible. For 2011, 86% of the Company's rental income is attributable to two tenants. As of December 31, 2010, one of the Company's major tenants is experiencing financial difficulties.  That tenant has ceased operations and subleased the rental space, and has continued to fund its required minimum lease payments through the date these financials were available to be issued. The Company expects that all future payments under the original lease will be collected.

Note 3 - Mortgage Notes Payable

Mortgage notes payable at December 31, 2010 consist of the following.

Mortgage Debt	Amount	Maturity Date
Police Station	$9,349,975	July 1, 2031
Katherine Gibbs	10,584,338	June 10, 2015
	$19,934,313

The Police Station mortgage note is payable in monthly principal installments of increasing amounts plus interest at one month US LIBOR rate plus 1.50% margin. At December 31, 2010, the variable interest rate was 1.5075%.

The Katherine Gibbs mortgage note is payable in monthly principal installments of increasing amounts plus interest at one month US LIBOR rate plus 1.10% margin, as defined. At December 31, 2010, the variable interest rate was 1.3625%.

The above mortgage notes were effectively converted from variable interest rates to fixed interest rates through interest rate swap agreements. Under the interest rate swap agreements related to the Police Station and Katherine Gibbs mortgages, the Company pays interest at fixed rates of 5.16% and 5.01%, respectively, and receives interest at variable rates of one month US LIBOR. The effective fixed interest rate at December 31, 2010 was 6.41% for the Police Station note and 6.11% for the Katherine Gibbs note. Substantially all real estate and lease agreements are pledged as collateral.

Future principal payments under both mortgage notes as of December 31, 2010 follow: 2011 $469,481; 2012 - $499,840; 2013 - $ 533,079; 2014 - $ 567,550; 2015 - $ 9,794,203 and thereafter - $ 8,070,160.

CP ASSOCIATES, LLC

     Notes To Financial Statements

For The Year Ended December 31, 2010

Note 4 - Related Party Transaction

The Company is party to a property management agreement with Paolino Management, LLC, which in turn is controlled by Mr. Joseph R. Paolino, Jr. Mr. Paolino is a member of Cranston Brewery, LLC a 50% member of the Company. The agreement provides for a management fee of 2.5% of gross receipts and continues until cancelled by either party.

Note 5 - Leases

Lease payments are due to the Company in monthly installments and escalate by varying amounts annually. Minimum future payments to be received on non-cancelable leases as of December 31, 2010 follow:

2011	$2,709,640
2012	2,709,640
2013	2,709,640
2014	2,705,843
2015	2,665,830
Thereafter	22,286,240
Total	$35,786,833

Note 6 - Fair Values

Financial instruments measured and stated at fair value on a recurring basis include marketable securities and interest rate swap agreements (derivatives).

Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). Fair value for interest rate swap agreements is based on the net present value of the expected cash flows from each transaction between the Company and counterparty using relevant mid-market data inputs and the assumptions of no unusual market conditions or forced liquidation (i.e. Level 2).

	Level 1	Level 2	Level 3
Marketable equity securities classified as available-for-sale securities Interest rate swap agreements
	$1,356,451	$-	$-

	$-	$3,009,485	$-

The marketable securities are used as collateral for a bank letter of credit for Brewery Parkade Inc.'s parent.

CP ASSOCIATES, LLC

     Notes To Financial Statements

For The Year Ended December 31, 2010

Note 6 - Fair Values (Concluded)

The following schedule presents the notional principal amounts, expiration dates and fair value of the Company's interest rate swap agreements as of December 31, 2010:

	Notional Amount
Mortgage	of Swap	Expiration	Fair
Debt	Agreement	Date	Value of Swap
Police Station	$9,349,975	July 1, 2031	$1,572,726
Katherine Gibbs	10,584,338	June 10, 2015	1,436,759
	$19,934,313		$3,009,485

For 2010, net interest expense applicable to the interest rate swap agreements was $984,240. Interest expense on the related mortgage debt was $293,000.