Form 10-Q
period 2011-07-31
FIRST HARTFORD CORP
filed 2011-12-14
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to ___________________________________

Commission File Number: _______________________________________________________________________________

                                                                                First Hartford Corporation

(Exact name of registrant as specified in its charter)

                                      Maine                                                                                                                                      01-0185800

 (State or other jurisdiction of incorporation or organization)                                                   (I.R.S. Employer Identification No.)

149 Colonial Road    Manchester, CT                                                                                                                             06042

(Address of principal executive offices)                                                                                                                (Zip Code)

                                                  860-646-6555

 (Registrant’s telephone number, including area code)

_______________________________________________________________________________________________________

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

2,436,711 as of December 9, 2011

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	July 31, 2011	April 30, 2011

Real estate and equipment:
Developed properties (including $67,518,709 in July 2011 for VIEs)	$136,987,691	$136,321,737
Equipment and tenant improvements (including $1,812,755 in July 2011 for VIEs)	2,458,971	2,434,052
	139,446,662	138,755,789

Less accumulated depreciation and amortization (including $4,143,723 in July 2011 for VIEs)	12,437,574	11,546,363
	127,009,088	127,209,426

Property under construction (including $2,123,929 in July 2011 for VIEs)	2,690,214	1,125,437
	129,699,302	128,334,863

Cash and cash equivalents (including $472,894 in July 2011 for VIEs)	865,874	858,175

Cash and cash equivalents - restricted	1,007,730	618,086

Marketable securities (including $151,136 in July 2011 for VIEs)	164,572	13,436

Accounts and notes receivable, less allowance for doubtful accounts of $192,500 and $205,700 as of July 31, 2011 and April 30, 2011, respectively (including $193,947 in July 2011 for VIEs)	2,039,383	3,004,800

Other receivables	9,896,782	12,187,535

Deposits, escrows, prepaid and deferred expenses, net (including $7,485,281 in
July 2011 for VIEs)	10,880,306	11,220,354

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	499,638	484,888

Deferred income tax assets, net	1,238,000	1,238,000

Total Assets	$156,301,252	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

LIABILITIES AND DEFICIENCY

	July 31, 2011	April 30, 2011
Liabilities:
Mortgages and notes payable:
Construction loans payable (including $25,637,314 in July 2011 for VIEs)	$73,747,188	$72,478,683
Mortgages payable (including $34,303,571 in July 2011 for VIEs)	65,093,558	65,360,424
Notes payable (including $1,979,697 in July 2011 for VIEs)	4,499,165	4,618,135
	143,339,911	142,457,242

Accounts payable (including $795,728 in July 2011 for VIEs)	2,630,184	3,297,878
Other payables	3,829,604	5,218,947
Accrued liabilities (including $2,428,883 in July 2011 for VIEs)	6,948,875	6,930,289
Deferred income (including $218,409 in July 2011 for VIEs)	617,898	665,549
Other liabilities	4,161,744	4,387,981
Due to related parties and affiliates	102,752	102,752
Total Liabilities	161,630,968	163,060,638

Deficiency:
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(17,476,134)	(17,503,081)
Accumulated other comprehensive income	64,210	64,210
Treasury stock, at cost, 861,898 and 861,898 shares as of July 31, 2011 and
and April 30, 2011, respectively	(4,923,836)	(4,923,836)
Total First Hartford Corporation	(13,838,223)	(13,865,170)
Non-controlling interests	8,508,507	8,774,334

Total Deficiency	(5,329,716)	(5,090,836)

Total Liabilities and Deficiency	$156,301,252	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31, 2011	July 31, 2010
Operating revenues:
Rental income	$4,420,707	$4,198,477
Service income	910,242	767,839
Other income	1,165	85,312
	5,332,114	5,051,628

Operating costs and expenses:
Rental expenses	3,160,936	3,148,451
Service expenses	632,391	633,396
Selling, general and administrative expenses	731,548	772,598
	4,524,875	4,554,445

Income from operations	807,239	497,183

Non-operating income (expense):
Interest expense	(1,912,767)	(1,690,195)
Other income	74,769	0
Equity in earnings of unconsolidated subsidiaries	791,757	215,437
	(1,046,241)	(1,474,758)

Loss before income taxes	(239,002)	(977,575)

Income taxes (benefit)	(125)	2,350

Net loss	(238,877)	(979,925)

Net loss (income) attributable to noncontrolling interests	265,826	(30,992)

Net income (loss) attributable to First Hartford Corporation	$26,949	$(1,010,917)

Net (loss) income per share - basic	$0.01	$(0.33)

Net (loss) income per share - diluted	$0.01	$(0.33)

Shares used in basic per share computation	2,436,711	3,027,998

Shares used in diluted per share computation	2,541,974	3,027,998

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended

	July 31, 2011	July 31, 2010
Operating activities:
Net loss	$(238,877)	$(979,925)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $365,519 in 2011	(426,238)	(215,437)
Depreciation	860,863	699,599
Amortization	89,563	78,609

Changes in operating assets and liabilities:
Accounts, notes and other receivables	3,256,170	4,222,887
Deposits, escrows, prepaid and deferred expenses	250,485	(572,699)
Cash and cash equivalents – restricted	(389,644)	(337,052)
Accrued liabilities	18,585	(521,916)
Deferred income	(47,651)	(16,821)
Accounts and other payables	(2,057,037)	(2,356,026)

Net cash provided by operating activities	1,316,219	1,219

Investing activities:
Distributions from affiliates	200,000	347
Purchase of marketable securities	(151,136)	-0-
Purchase of equipment and tenant improvements	(24,919)	(41,740)
Deconsolidation of CP Associates, LLC	-0-	(1,891,798)
Additions to developed properties and properties under construction	(2,200,384)	(5,545,797)
Net cash used in investing activities	(2,176,439)	(7,478,988)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2011	July 31, 2010

Financing activities:
Limited partners investment in consolidated joint ventures	-0-	936,401

Proceeds from:
Construction loans payable	1,445,817	4,804,789
Mortgage loans payable	550,000	-0-
Principal payments on:
Construction loans payable	(177,312)	-0-
Mortgage loans payable	(816,866)	(252,118)
Notes payable	(118,970)	(481,529)
Advances to related parties and affiliates, net	(14,750)	(22,802)
Net cash provided by financing activities	867,919	4,984,741

Net change in cash and cash equivalents	7,699	(2,493,028)

Cash and cash equivalents, beginning of period	858,175	5,179,164

Cash and cash equivalents, end of period	$865,874	$2,686,136

Cash paid during the period for interest	$1,370,411	$1,913,167
Cash paid during the period for income taxes	$12,395	$34,641

Non-cash investing and financing activities:
Conversion of accrued liabilities into a note payable in connection
with the redemption of common stock	$-0-	$3,172,385

Increase in accrued liabilities for the purchase of the remaining 50%
Interest in Rockland Place Developers LLC	$-0-	$600,000

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Business and Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Hartford Corporation (the “Company”), its wholly owned subsidiaries, and all other entities in which the Company has a controlling interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board Accounting Standards Codification. As such, included in the consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership. The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of April 30, 2011 was derived from the audited financial statements for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2011.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Change in Accounting Policy

The Company adopted as required, Accounting Standards Update (“ASU”) 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.  Under this ASU, the identification of a primary beneficiary of a variable interest entity (“VIE”) is defined as the enterprise that has both of the following characteristics:  a) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on this updated guidance, the Company determined that it is no longer considered to be the primary beneficiary of CP Associates, LLC (“CP Associates”).  As a result of the initial application of this updated guidance, the Company deconsolidated CP Associates as of May 1, 2010 and has measured its 50% retained interest in CP Associates at the carrying amount of the Company’s retained interest had this updated guidance been effective when CP Associates was initially formed.  The difference between the net amount derecognized from the

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Business and Significant Accounting Policies (continued):

Change in Accounting Policy (continued):

Company’s balance sheet and the amount of the Company’s 50% retained interest in CP Associates has been recognized as a cumulative effect adjustment to the Company’s equity as of May 1, 2010.

Currently, there are no ASU’s that the Company is required to adopt which are likely to have a material effect on its financial statements.

Net Income (Loss) Per Common Share

Basic net income (loss) per share amounts are determined using the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share amounts include the weighted average outstanding common shares as well as dilutive common stock options of 105,263 for the three months ended July 31, 2011.  Common stock options of 125,566 were anti-dilutive for the three months ended July 31, 2010.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt. The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature. In general, the carrying amount of variable rate debt approximates its fair value. Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate. Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). There were no significant gross unrealized gains or temporary losses on such securities as of either July 31, 2011 or April 30, 2011.  Net unrealized gains of $64,210 are included in accumulated-other comprehensive income.

2.             Consolidated Variable Interest Entities and Investments in Affiliated Partnerships:

The Company has consolidated both Rockland and Clarendon based on the express legal rights and obligations provided to it by the underlying partnership agreements and its control of their business activity. The assets of these partnerships can only be used to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.  A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets follows:

	July 31	April 30
	2011	2011

Real estate and equipment, net	$70,424,775	$68,919,929
Other assets	8,303,258	8,761,962
Total assets	78,728,033	77,681,891
Intercompany profit elimination	(3,113,105)	(3,140,022)
Total Assets	$75,614,928	$74,541,869

Mortgages and other notes payable	$61,920,582	$60,640,156
Other liabilities	4,273,967	3,380,712
Total liabilities	$66,194,549	$64,020,868

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.             Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (continued):

The Company accounts for its 50% ownership interest in CP Associates, LLC, Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for these entities follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
CP Associates, LLC
Revenues	$776,986	$780,555
Expenses	587,145	627,297
Gain (loss) on derivatives	330,387	(1,086,004)
Net income (loss)	$520,228	($932,746)

	March 31, 2011	March 31, 2010
Cranston Parkade, Inc.
Revenue	$1,224,115	$1,293,757
Expenses	1,000,181	993,834
Net income	$223,934	$ 299,923

	July 31, 2011	July 31, 2010
Dover Parkade, LLC
Revenue	598,760	$672,673
Expenses	484,711	547,079
Net income	$114,049	$125,594

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them. The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions. The resulting carrying value of these investments is ($4,161,744) as of July 31, 2011 and ($4,387,981) as of April 30, 2011 is included in other liabilities.

3.             Income Taxes:

As of July 31, 2011, the Company has concluded that it is more likely than not that it will realize $1,238,000 in deferred tax assets.

4.             Litigation:

In connection with a court order, on November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard E.Kaplan.  Under the terms set by the court, the Company made a cash payment of $500,000 and issued a secured note for $2,879,407.  The note is payable in quarterly installments of $118,970 plus interest through November 1, 2015.  The accrual for this matter was recorded prior to May 1, 2009.  In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $790,000 which is due November 1, 2015.  Such interest has  been accrued as the litigation proceeded.  The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.             Litigation (continued):

On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit, but the Court’s verdict was affirmed.  The Company has filed an appeal for rehearing which was denied.

5.             Subsequent Events:

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2011 under the subheading "Critical Accounting Policies and Estimates".

Results of Operations

Rental Income

Rental income increased approximately $222,000 for the three months ended July 31, 2011 compared to the period ended July 31, 2010.  The increase is mainly from Clarendon Towers as a result of having fewer apartments unoccupied for renovations.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OF OPERATIONS (continued):

Service Income

Service income increased approximately $142,000 for the three months ended July 31, 2011 compared to the period ended July 31, 2010, as a result of an increase in fee income from CVS Pharmacy.

Interest Expense

Interest expense increased approximately $222,000 for the three months ended July 31, 2011 compared to the period ended July 31, 2010.  The increase is from additional borrowings for construction costs on the Clarendon Towers project.

Equity in Earnings of Unconsolidated Subsidiaries.

The equity in earnings of unconsolidated subsidiaries increased approximately $576,000 for the three months ended July 31, 2011 compared to the period ended July 31, 2010.  Included in the earnings are gains or (losses) on derivatives from C.P. Associates (CP) which was deconsolidated as of May 1, 2010.  In the period ended July 31, 2010 (CP) had a loss from the change in the fair value of its derivatives of approximately $1,086,000 of which 50% or ($543,000) was charged to the Company.  In the period ended July 31, 2011 CP had a gain on the change in the fair value of its derivatives of $330,000 of which 50% ($165,000) was credited to the Company.  Of the $576,000 change $378,000 was due to derivatives.  This is not a cash item and does not in management’s opinion, indicate a trend in earnings.

Capital Resource and Liquidity

The Company ended the period with approximately $866,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalent including approximately $474,000 belonging to less than wholly owned consolidated partnerships (Rockland Place, LP, $158,000 and Clarendon Hill Somerville, LP, $315,000).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments amounted to approximately $1,008,000 and is included in restricted cash and cash equivalents.

In the April 30, 2011 10K the Company recited a list of items that supports the Company’s contention that it believes that it has sufficient liquidity without any need to borrow funds to fund operations.

As of July 31, 2011, the Company has $143,339,911 of mortgages and notes payable outstanding.  Maturities thereon which require cash payments over the next twelve months approximate those as of April 30, 2011.  Expenditures for renovation construction projects during that same time frame will continue to be funded from proceeds under existing borrowing arrangements and from capital contribution commitments from limited partners in the Company’s VIEs.  Further, the Company expects that cash provided by operating activities along with its available cash resources as of July 31, 2011 will be sufficient to fund other activities.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated  to

Item 4.             CONTROLS AND PROCEDURES (continued):

Evaluation of Disclosure Controls and Procedures (continued):

our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of July 31, 2011, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

In connection with a court order, on November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan.  Under the terms set by the court the Company made a cash payment of $500,000 and issued a secured note for $2,879,407.  The note is payable in quarterly installments of $118,970 plus interest through November 1, 2015.  The accrual for this matter was recorded prior to May 1, 2009.  In addition, the Company was also required to pay “pre-judgment interest” from  September 13, 2005 through November 29, 2010 of approximately $790,000 which is due November 1, 2015.  Such interest has been accrued as the litigation proceeded.  The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral.  On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit, but the Court’s verdict was affirmed.  The company has filed an appeal for rehearing which was denied.

Item 1A.           RISK FACTORS

                        Smaller reporting companies are not required to provide the information required by this item.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                        None

Item 4.      REMOVED AND RESERVED

Item 5.      OTHER INFORMATION

                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)    The annual meeting of the Company was held on November 30, 2011.

  (b)    Elected as Directors: Neil H. Ellis, David Harding and Stuart Greenwald

(c)	Director	Votes For	Votes Withheld	Abstention
	Ellis	1,972,514	1,807	None
	Harding	1,972,514	1,807	None
	Greenwald	1,972,514	1,807	None

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 14, 2011	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

/s/ Stuart I. Greenwald
December 14, 2011	______________________________
Date	Stuart I. Greenwald B Treasurer
and Chief Financial Officer