Form 10-Q
period 2011-10-31
FIRST HARTFORD CORP
filed 2012-01-27
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ___________________________________

Commission File Number: _________________0-8862___________________________

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

2,423,202 as of January 23, 2012

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	October 31, 2011	April 30, 2011

Real estate and equipment:
Developed properties (including $68,293,934 in October 2011 for VIEs)	$136,402,926	$136,321,737
Equipment and tenant improvements (including $1,832,532 in October 2011 for VIEs)	2,506,528	2,434,052
	138,909,454	138,755,789

Less accumulated depreciation and amortization (including $4,650,099 in October
2011 for VIEs)	13,313,186	11,546,363
	125,596,268	127,209,426

Property under construction (including $2,065,695 in October 2011 for VIEs)	2,863,613	1,125,437
	128,459,881	128,334,863

Cash and cash equivalents (including $476,522 in October 2011 for VIEs)	853,826	858,175

Cash and cash equivalents – restricted	536,392	618,086

Marketable securities (including $151,136 in October 2011 for VIEs)	164,572	13,436

Accounts and notes receivable, less allowance for doubtful accounts of $192,500 and $205,700 as of October 31, 2011 and April 30, 2011, respectively
(including $158,836 in October 2011 for VIEs)	2,076,805	3,004,800

Other receivables	12,295,477	12,187,535

Deposits, escrows, prepaid and deferred expenses, net (including $7,427,119 in
October 2011 for VIEs)	9,656,669	11,220,354

Investments in affiliates	9,665	9,665

Due from related parties and affiliates	501,697	484,888

Deferred income tax assets, net	843,000	1,238,000

Total Assets	$155,397,984	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

LIABILITIES AND DEFICIENCY

	October 31, 2011	April 30, 2011
Liabilities:
Mortgages and notes payable:
Construction loans payable (including $26,334,614 in October 2011 for VIEs)	$74,611,990	$72,478,683
Mortgages payable (including $34,136,455 in October 2011 for VIEs)	64,814,785	65,360,424
Notes payable (including $2,004,697 in October 2011 for VIEs)	4,405,194	4,618,135
	143,831,969	142,457,242

Accounts payable (including $919,061 in October 2011 for VIEs)	2,024,478	3,297,878
Other payables	5,556,296	5,218,947
Accrued liabilities (including $2,422,452 in October 2011 for VIEs)	3,996,237	6,930,289
Deferred income (including $217,012 in October 2011 for VIEs)	679,013	665,549
Other liabilities	4,054,850	4,387,981
Due to related parties and affiliates	102,752	102,752
Total Liabilities	160,245,595	163,060,638

Deficiency:
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible;
authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares;
issued 3,298,609 shares	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(16,769,905)	(17,503,081)
Accumulated other comprehensive income	64,210	64,210
Treasury stock, at cost, 861,898 shares as of October 31, 2011 and
April 30, 2011	(4,923,836)	(4,923,836)
Total First Hartford Corporation	(13,131,994)	(13,865,170)
Non-controlling interests	8,284,383	8,774,334

Total Deficiency	(4,847,611)	(5,090,836)

Total Liabilities and Deficiency	$155,397,984	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2011	Oct. 31, 2010	Oct. 31, 2011	Oct. 31, 2010

Operating revenues:
Rental income	$4,374,374	$4,153,543	$8,795,081	$8,352,020
Service income	2,533,124	908,390	3,443,366	1,676,229
Sales of real estate	1,559,658	-0-	1,559,658	-0-
Other income (expense)	6,637	(84,521)	7,801	791
	8,473,793	4,977,412	13,805,906	10,029,040

Operating costs and expenses:
Rental expenses	3,461,833	3,409,805	6,622,769	6,558,256
Services expenses	657,997	713,355	1,290,388	1,346,751
Cost of real estate sales	968,061	-0-	968,061	-0-
Selling, general and administrative	1,007,127	965,069	1,738,675	1,737,667
	6,095,018	5,088,229	10,619,893	9,642,674

Income (loss) from operations	2,378,775	(110,817)	3,186,013	386,366

Non-operating income (expense):
Interest expense	(1,928,549)	(1,714,919)	(3,841,315)	(3,405,114)
Other income	74,770	142,104	149,538	142,104
Equity in earnings of unconsolidated subsidiaries	352,126	280,834	1,143,883	496,271
	(1,501,653)	(1,291,981)	(2,547,894)	(2,766,739)

Income (loss) before income taxes	877,122	(1,402,798)	638,119	(2,380,373)

Income taxes	395,018	-0-	394,893	2,350

Net income (loss)	482,104	(1,402,798)	243,226	(2,382,723)

Net loss attributable to noncontrolling interests	224,126	454,215	489,952	423,223

Net income (loss) attributable to First Hartford Corporation	$706,230	$(948,583)	$733,178	$(1,959,500)

Net income (loss) per share - basic	$0.29	$(0.31)	$0.30	$(0.65)

Net income (loss) per share - diluted	$0.28	$(0.31)	$0.29	$(0.65)

Shares used in basic per share computation	2,436,711	3,027,965	2,436,711	3,027,965

Shares used in diluted per share computation	2,509,292	3,027,965	2,529,569	3,027,965

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended

	October 31, 2011	October 31, 2010
Operating activities:
Net income (loss)	$243,226	$(2,382,723)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $610,751 in 2011	(533,132)	(496,271)
Gain on sale of real estate	(591,597)	-0-
Deferred income taxes	395,000	-0-
Depreciation	1,764,694	1,694,031
Amortization	178,643	142,475

Changes in operating assets and liabilities:
Accounts, notes and other receivables	820,053	4,919,999
Deposits, escrows, prepaid and deferred expenses	1,385,042	(417,013)
Cash and cash equivalents – restricted	81,694	181,750
Accrued liabilities	(2,934,052)	(409,222)
Deferred income	13,464	49,707
Accounts and other payables	(936,051)	(4,987,275)

Net cash used by operating activities	(113,016)	(1,704,542)

Investing activities:
Distributions from affiliates	200,000	353,132
Purchase of marketable securities	(151,136)	(160,000)
Purchase of equipment and tenant improvements	(72,476)	(114,236)
Proceeds from sale of real estate	1,559,658	-0-
Deconsolidation of CP Associates, LLC	-0-	(1,891,798)
Additions to developed properties and properties under construction	(2,785,296)	(10,790,989)
Net cash used by investing activities	(1,249,250)	(12,603,891)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	October 31, 2011	October 31, 2010

Financing activities:
Limited partners investment in consolidated joint ventures	$-0-	$936,401
Proceeds from:
Construction loans payable	2,310,618	12,779,943
Mortgage loans payable	550,000	-0-
Notes payable	25,000	-0-
Principal payments on:
Construction loans payable	(177,312)	-0-
Mortgage loans payable	(1,095,639)	(534,263)
Notes payable	(237,941)	(483,062)
Advances to related parties and affiliates, net	(16,809)	(6,901)
Net cash provided by financing activities	1,357,917	12,692,118

Net change in cash and cash equivalents	(4,349)	(1,616,315)

Cash and cash equivalents, beginning of period	858,175	5,179,164

Cash and cash equivalents, end of period	$853,826	$3,562,849

Cash paid during the period for interest	$3,007,214	$3,118,097
Cash paid during the period for income taxes	$13,114	$35,791

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

Change in Accounting Policy

The Company adopted, as required, Accounting Standards Update (“ASU”) 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.  Under this ASU, the identification of a primary beneficiary of a variable interest entity (“VIE”) is defined as the enterprise that has both of the following characteristics:  a) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on this updated guidance, the Company determined that it is no longer considered to be the primary beneficiary of CP Associates, LLC (“CP Associates”).  As a result of the initial application of this updated guidance, the Company deconsolidated CP Associates as of May 1, 2010 and has measured its 50% retained interest in CP Associates at the carrying amount of the Company’s retained interest had this updated guidance been effective when CP Associates was initially formed.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Business and Significant Accounting Policies (concluded):

Change in Accounting Policy (concluded):

The difference between the net amount derecognized from the Company’s balance sheet and the amount of the Company’s 50% retained interest in CP Associates has been recognized as a cumulative effect adjustment to the Company’s equity as of May 1, 2010.

Currently, there are no ASUs that the Company is required to adopt which are likely to have a material effect on its financial statements.

Net Income (Loss) Per Common Share

Basic net income (loss) per share amounts are determined using the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share amounts include the weighted average outstanding common shares as well as dilutive common stock options of 72,581 and 92,858 shares for the three and six month periods ended October 31, 2011. Common stock options of 103,724 and 116,505 for three and six month periods ended October 31, 2010 were anti-dilutive.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt. The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature. In general, the carrying amount of variable rate debt approximates its fair value. Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate. Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). There were no significant gross unrealized gains or temporary losses on such securities as of either October 31, 2011 or April 30, 2011.  Net unrealized gains of $64,210 are included in accumulated-other comprehensive income.

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

	October 31	April 30
	2011	2011
Real estate and equipment, net	$70,628,253	$68,919,929
Other assets	8,213,613	8,761,962
Total assets	78,841,866	77,681,891
Intercompany profit elimination	(3,086,191)	(3,140,022)
Total assets	$75,755,675	$74,541,869

Mortgages and other notes payable	$62,475,766	$60,640,156
Other liabilities	3,762,699	3,380,712
Total liabilities	$66,238,465	$64,020,868

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.            Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in CP Associates, LLC, Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for these entities follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
CP Associates, LLC
Revenues	$782,153	$776,155	$1,559,139	$1,556,710
Expenses	598,477	630,492	1,185,622	1,257,789
Loss on derivatives	(367,144)	(261,205)	(36,757)	(1,347,209)
Net income (loss)	($183,468)	($115,542)	$336,760	($1,048,288)

	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cranston Parkade, LLC
Revenue	$1,269,142	$1,198,379	$2,493,257	$2,492,136
Expenses	1,003,614	1,024,621	2,016,795	2,018,455
Net income	$265,528	$173,758	$476,462	$473,681

	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Dover Parkade, LLC
Revenue	$662,606	$609,879	$1,261,366	$1,282,552
Expenses	523,616	516,494	1,008,327	1,063,573
Net income	$138,990	$93,385	$253,039	$218,979

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them. The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions. The resulting carrying value of these investments is ($4,054,850) as of October 31, 2011 and ($4,387,981) as of April 30, 2011 is included in other liabilities.

3.            Income Taxes:

As of October 31, 2011, the Company has concluded that it is more likely than not that it will realize $843,000 in deferred income tax assets. The effective income tax rate for the three and six months ended October 31, 2011 differs from the customary expected Federal statutory rate primarily because the Company does not obtain any income tax benefit for the losses attributable to the noncontrolling interests in Rockland and Clarendon.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.            Litigation (concluded):

Such interest has been accrued as the litigation proceeded.  The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral. On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit, but the Court’s verdict was affirmed.  The Company has filed an appeal for rehearing which was denied. On December 16, 2011, Kaplan filed a suit to recover approximately $140,000 in legal fees. The Company does not believe it will ultimately be liable to Kaplan for these fees.

5.            Subsequent Events:

On January 6, 2012, Protective Life Insurance Company (the lender for the Edinburg shopping center) received $4,403,382 from the proceeds of the public infrastructure bonds. Of that amount, $3,600,000 was applied as a principal payment of the outstanding loan and $803,382 was deposited into a special escrow account to meet any shortfall amounts of the shopping center.

The remaining balance of the receivable of $7,316,917 will be paid via sales tax or additional funding from bonds.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2011 under the subheading "Critical Accounting Policies and Estimates". Significant judgment was required to estimate the cost of real estate sold. Based upon the lot sold and negotiations with possible purchasers and/or tenants, management determined by best estimates the cost allocation of the lots.

Results of Operations

Rental Income

Rental income increased approximately $220,000 and $443,000 for the three and six month periods ended October 31, 2011 compared to the three and six periods ended October 31, 2010.  The increase is mainly from Clarendon Towers as a result of having fewer apartments unoccupied for renovations.

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued):

Service Income

Service income increased approximately $1,625,000 and $1,767,000 for the three and six month periods ended October 31, 2011 as compared to the same periods in 2010. Of the increase, $1,530,000 was due to a development fee received by Connolly and Partners, LLC (a 75% owned subsidiary of the Company). The fee is related to arranging a purchase, financing and renovation for a partnership in which a subsidiary of the Company has a nominal, non-controlling interest as a limited partner.

Real Estate Transactions

On October 5, 2011, the Company purchased an 18.46 acre parcel of land in Del Valle, Texas for $2,412,875 and immediately sold a 2.26 acre parcel for approximately $1,560,000. The three and six month periods ended October 31, 2010 did not have any sales of real estate. The Company realized a gain of $591,597 on the sale.

Interest Expense

Increases in interest expense for the three and six month periods ended October 31, 2011, as compared to the three and six month periods ended October 31, 2010, are due to additions to the mortgage in finishing the Clarendon project.

Equity in Earnings of Unconsolidated Subsidiaries.

The equity in earnings of unconsolidated subsidiaries increased approximately $71,000 and $648,000 for the three and six month periods ended October 31, 2011 compared to the periods ended October 31, 2010.  Included in the increases are income from operations of approximately $175,000 and $111,000, respectively. The larger variances are due to additional changes in derivatives compared to prior periods, as well as certain distributions.

Capital Resource and Liquidity

The Company ended the period with approximately $854,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalent including approximately $476,000 belonging to less than wholly owned consolidated partnerships (Rockland Place, LP - $160,000 and Clarendon Hill Somerville, LP - $316,000).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments amounted to approximately $536,000 and is included in restricted cash and cash equivalents.

In the April 30, 2011 10-K the Company recited a list of items that supports the Company’s contention that it believes that it has sufficient liquidity without any need to borrow funds to fund operations.

As of October 31, 2011, the Company has $143,831,969 of mortgages and notes payable outstanding.  Maturities thereon which require cash payments over the next twelve months approximate those as of April 30, 2011.  Expenditures for renovation construction projects during that same time frame will continue to be funded from proceeds under existing borrowing arrangements and from capital contribution commitments from limited partners in the Company’s VIEs.  Further, the Company expects that cash provided by operating activities along with its available cash resources as of October 31, 2011 will be sufficient to fund other activities.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of October 31, 2011, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II           OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

In connection with a court order, on November 29, 2010, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan.  Under the terms set by the court, the Company made a cash payment of $500,000 and issued a secured note for $2,879,407.  The note is payable in quarterly installments of $118,970 plus interest through November 1, 2015.  The accrual for this matter was recorded prior to May 1, 2009.  In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $790,000 which is due November 1, 2015.  Such interest has been accrued as the litigation proceeded.  The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral.  On December 14, 2010, the Company filed an appeal with the United States Court of Appeal for the First Circuit, but the Court’s verdict was affirmed.  The Company has filed an appeal for rehearing which was denied. On December 16, 2011, Kaplan filed a suit to recover approximately $140,000 in legal fees. The Company does not believe it will ultimately be liable to Kaplan for these fees.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
January 27. 2012	______________________________
Date	Neil H. Ellis B President and
Chief Executive Officer

January 27. 2012	/s/ Stuart I. Greenwald
Date	______________________________
Stuart I. Greenwald B Treasurer
and Chief Financial Officer

