Form 10-Q
period 2012-01-31
FIRST HARTFORD CORP
filed 2012-04-20
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012.

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from                                                                          to

Commission File Number:                  0-8862

First Hartford Corporation
(Exact name of registrant as specified in its character)

Maine	01-0185800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Colonial Road, Manchester, CT	06042
(Address of principal executive offices)	(Zip Code)
(860) 646-6555
(Registrant’s telephone number including area code)
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,420,693 as of April 12, 2012

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2012	April 30, 2011

Real estate and equipment:
Developed properties (including $68,107,736 in January 2012 for VIEs)	$136,605,728	$136,321,737
Equipment and tenant improvements (including $1,848,761 in January 2012 for VIEs)	2,517,597	2,434,052
	139,123,325	138,755,789

Less accumulated depreciation and amortization (including $5,156,628 in January 2012 for VIEs)	14,177,767	11,546,363
	124,945,558	127,209,426

Property under construction (including $2,644,825 in January 2012 for VIEs)	5,743,520	1,125,437
	130,689,078	128,334,863

Cash and cash equivalents (including $462,100 in January 2012 for VIEs)	859,531	858,175

Cash and cash equivalents – restricted	2,145,936	618,086

Marketable securities (including $118,761 in January 2012 for VIEs)	132,197	13,436

Accounts and notes receivable, less allowance for doubtful accounts of $369,000 and $205,700 as of January 31, 2012 and April 30, 2011, respectively (including $246,656 in January 2012 for VIEs)	2,419,253	3,004,800

Other receivables	6,552,992	12,187,535

Deposits, escrows, prepaid and deferred expenses, net (including $7,340,134 in January 2012 for VIEs)	9,774,404	11,220,354

Investments in affiliates	9,665	9,665

Due from related parties and affiliates (including $143,342 in January 2012 For VIEs)	516,697	484,888

Deferred income tax assets, net	-0-	1,238,000

Total Assets	$153,099,753	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND DEFICIENCY

	January 31, 2012	April 30, 2011
Liabilities:
Mortgages and notes payable:
Construction loans payable (including $27,200,000 in January 2012 for VIEs)	$73,839,670	$72,478,683
Mortgages payable (including $33,967,588 in January 2012 for VIEs)	64,521,916	65,360,424
Notes payable (including $2,004,697 in January 2012 for VIEs)	4,405,194	4,618,135
	142,766,780	142,457,242

Accounts payable (including $829,613 in January 2012 for VIEs)	2,270,186	3,297,878
Other payables	5,729,933	5,218,947
Accrued liabilities (including $2,338,389 in January 2012 for VIEs)	4,139,253	6,930,289
Deferred income (including $215,615 in January 2012 for VIEs)	690,126	665,549
Other liabilities	4,630,672	4,387,981
Due to related parties and affiliates (including $4,072 in January for VIEs)	115,002	102,752
	160,341,952	163,060,638

Deficiency:
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 Shares	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(18,573,923)	(17,503,081)
Accumulated other comprehensive (loss) income	(26,023)	64,210
Treasury stock, at cost, 875,407 and 861,898 shares as of January 31, 2012 and April 30, 2011, respectively	(4,943,289)	(4,923,836)
Total First Hartford Corporation	(15,045,698)	(13,865,170)
Noncontrolling interests	7,803,499	8,774,334

Total Deficiency	(7,242,199)	(5,090,836)

Total Liabilities and Deficiency	$153,099,753	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2012	Jan. 31, 2011	Jan. 31, 2012	Jan. 31, 2011
Operating revenues:
Rental income	$4,425,802	4,551,140	$13,220,883	$12,903,160
Service income	2,264,662	521,943	5,708,028	2,198,172
Sale of real estate	-0-	-0-	1,559,658	-0-
Other income	91,127	4,883	98,928	5,674
	6,781,591	5,077,966	20,587,497	15,107,006

Operating costs and expenses:
Rental expenses	3,459,230	3,601,221	10,081,999	10,159,477
Service expenses	1,180,728	523,447	2,471,116	1,870,198
Cost of real estate sale	-0-	-0-	968,061	-0-
Selling, general and administrative	1,254,526	539,047	2,993,201	2,276,714
	5,894,484	4,663,715	16,514,377	14,306,389

Income from operations	887,107	414,251	4,073,120	800,617

Non-operating income (expense):
Interest expense	(1,891,516)	(1,807,505)	(5,732,831)	(5,212,619)
Other income	149,537	229,822	299,075	371,926
Equity in earnings (losses) of unconsolidated subsidiaries	(484,233)	207,298	659,650	703,569
	(2,226,212)	(1,370,385)	(4,774,106)	(4,137,124)

Loss before income taxes	(1,339,105)	(956,134)	(700,986)	(3,336,507)

Income taxes	945,796	29,629	1,340,689	31,979

Consolidated net loss	(2,284,901)	(985,763)	(2,041,675)	(3,368,486)

Net loss attributable to noncontrolling interests	480,883	61,621	970,835	484,844

Net loss attributable to First Hartford Corporation	$(1,804,018)	$(924,142)	$(1,070,840)	$(2,883,642)

Net loss per share – basic	$(0.74)	$(0.35)	$(0.44)	$(1.00)

Net loss per share – diluted	$(0.74)	$(0.35)	$(0.44)	$(1.00)

Shares used in basic per share computation	2,435,552	2,623,085	2,436,315	2,893,005

Shares used in diluted per share computation	2,435,552	2,623,085	2,436,315	2,893,005

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2012	January 31, 2011
Operating activities:
Consolidated net loss	$(2,041,675)	$(3,368,486)
Adjustments to reconcile consolidated net loss to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $644,483 in 2012 and $271,021 in 2011	(15,167)	(703,569)
Gain on sale of real estate	(591,597)	-0-
Deferred income taxes	1,238,000	-0-
Depreciation	2,637,394	2,352,722
Amortization	267,868	207,746
Gain on purchase of noncontrolling interest	-0-	(87,718)

Changes in operating assets and liabilities:
Accounts, notes and other receivables	6,220,090	4,402,819
Deposits, escrows, prepaid and deferred expenses	1,178,082	(1,721,436)
Cash and cash equivalents – restricted	(1,527,850)	1,704,311
Accrued liabilities	(2,791,036)	(2,037,634)
Deferred income	24,577	89,001
Accounts and other payables	(516,706)	(5,294,540)

Net cash provided (used) by operating activities	4,081,980	(4,456,784)

Investing activities:
Distributions from affiliates	200,000	481,020
Purchase of marketable securities	(151,136)	(160,000)
Purchase of equipment and tenant improvements	(83,545)	(134,164)
Proceeds from sale of real estate	1,559,658	-0-
Deconsolidation of CP Associates, LLC	-0-	(1,891,798)
Additions to developed properties and properties under construction	(5,876,126)	(16,922,580)

Net cash used by investing activities	(4,351,149)	(18,627,522)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2012	January 31, 2011

Financing activities:
Limited partners investment in consolidated joint ventures	$-0-	$1,553,927
Purchase of treasury stock	(19,453)	500,000
Proceeds from:
Construction loans payable	5,138,298	18,280,599
Mortgage loans payable	550,000	-0-
Notes payable	25,000	-0-
Principal payments on:
Construction loans payable	(3,777,312)	-0-
Mortgage loans payable	(1,388,508)	(788,579)
Notes payable	(237,941)	(484,598)
Advances to related parties and affiliates, net	(19,559)	(19,899)

Net cash provided by financing activities	270,525	19,041,450

Net change in cash and cash equivalents	1,356	(4,042,856)

Cash and cash equivalents, beginning of period	858,175	5,179,164

Cash and cash equivalents, end of period	$859,531	$1,136,308

Cash paid during the period for interest	$4,524,578	$4,663,547

Cash paid during the period for income taxes	$30,910	$65,179

Conversion of accrued liabilities into a note payable in connection with the redemption of Kaplan’s common stock	-0-	$3,172,385

Increase in accrued liabilities for the purchase of the remaining 50% interest in Rockland Place Developers, LLC	-0-	$600,000

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sales of real estate.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Hartford Corporation (the “Company”), its wholly owned subsidiaries, and all other entities in which the Company has a controlling interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board Accounting Standards Codification.  As such, included in the condensed consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership.  The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2011 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2011.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Change in Accounting Policy

The Company adopted, as required, Accounting Standards Update (“ASU”) 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.  Under this ASU, the identification of a primary beneficiary of a variable interest entity (“VIE”) as defined as the enterprise that has both of the following characteristics:  a) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on this updated guidance, the Company determined that it is no longer considered to be the primary beneficiary of CP Associates, LLC (“CP Associates”).  As a result of the initial application of this updated guidance, the Company deconsolidated CP Associates as of May 1, 2010 and has measured its 50% retained interest in CP Associates at the carrying amount of the Company’s retained interest had this updated guidance been effective when CP Associates was initially formed.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Significant Accounting Policies (concluded):

Change in Accounting Policy (concluded)

The difference between the net amount derecognized from the Company’s balance sheet and the amount of the Company’s 50% retained interest in CP Associates has been recognized as a cumulative effect adjustment to the Company’s equity as of May 1, 2010.

Currently, there are no ASUs that the Company is required to adopt which are likely to have a material effect on its financial statements.

Net Loss Per Common Share

Amounts for basic net loss per share were determined using the weighted average number of shares of common stock outstanding during the reporting period.  Common stock options of 40,077 and 78,125 for the three and nine month periods ended January 31, 2012 were anti-dilutive.  For the three and nine month periods ended January 31, 2011, common stock options of 85,330 and 107,513 were anti-dilutive as well.

Financial Instruments and Fair Value

The Company’s financial instruments included cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).   There were no significant gross unrealized gains or temporary losses on such securities as of either January 31, 2012 or April 30, 2011.  Net unrealized losses of $26,023 as of January 31, 2012 (gains of $64,210 as of April 30, 2011) are included in accumulated other comprehensive (loss) income.

2.    Consolidated Variable Interest Entities and Investments in Affiliated Partnerships:

The Company has consolidated both Rockland and Clarendon based on the express legal rights and obligations provided to it by the underlying partnership agreements and its control of their business activity.  The assets of these partnerships can only be used to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.  A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s condensed consolidated balance sheets follows:

	January 31, 2012	April 30, 2011
Real estate and equipment, net	$70,629,610	$68,919,929
Other assets	8,310,993	8,761,962
Total assets	78,940,603	77,681,891
Intercompany profit elimination	(3,184,916)	(3,140,022)
Total assets	$75,755,687	$74,541,869

Mortgages and other notes payable	$63,172,285	$60,640,156
Other liabilities	3,387,689	3,380,712
Total liabilities	$66,559,974	$64,020,868

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in CP Associates, LLC, Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for these entities follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
CP Associates, LLC
Revenue	$769,617	$779,506	$2,328,756	$2,336,216
Expenses	642,469	591,593	1,828,091	1,849,382
Gain (loss) on derivatives	(1,388,086)	1,198,046	(1,424,843)	(149,163)
Net income (loss)	($1,260,938)	$1,385,959	($924,178)	$337,671

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cranston Parkade, LLC
Revenue	$1,091,212	$1,121,660	$3,584,469	$3,613,796
Expenses	1,013,008	1,003,989	3,029,803	3,022,444
Net income	$78,204	$117,671	$554,666	$591,352

	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Dover Parkade, LLC
Revenue	$684,787	$654,611	$1,946,153	$1,937,163
Expenses	537,980	599,845	1,546,307	1,663,418
Net income	$146,807	$54,766	$399,846	$273,745

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations and had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them.  The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions.  The resulting carrying value of these investments is ($4,630,672) as of January 31, 2012 and ($4,387,981) as of April 30, 2011 is included in other liabilities.

3.    Income Taxes:

During the three months ended January 31, 2012, the Company concluded that because of cumulative losses it would not in the near term realize previously recognized net deferred income tax assets on net operating loss (NOL) carryovers and temporary differences between the carrying basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes.  As such, the Company increased its valuation allowance for those deferred income tax assets by $843,000, resulting in a non-cash charge to income tax expense of $843,000 and an aggregate valuation allowance of $5,926,000 as of January 31, 2012 equal to the amount of all deferred income tax assets.  The effects of future benefits from the use of NOL carryovers will be reflected in operations as realized.  Further, the Company will not be required to pay any federal income taxes on future earnings until all of its net operating loss carryovers are utilized. Income tax expense for the three and nine months ended January 31, 2012 also includes a charge for a change in estimate for state income taxes of $103,000.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Income Taxes (concluded):

During the three and six months ended October 31, 2011, deferred income tax expense of $395,000 was recognized on operating results.

4.    Comprehensive Income:

The net loss attributable to the noncontrolling interests and to the Company for the three and nine month periods ended January 31, 2011, approximated the comprehensive loss attributable to both.  The comprehensive loss for the three and nine month periods ended January 31, 2012 follows:

	Three months ended January 31, 2012	Nine months ended January 31, 2012

Consolidated net loss	($2,284,901)	($2,041,675)
Other comprehensive income – Unrealized losses on marketable securities	90,233	90,233
Comprehensive loss	(2,375,134)	(2,131,908)
Comprehensive loss attributable to noncontrolling interests	513,531	1,003,483
Comprehensive loss attributable to First Hartford Corporation	($1,861,603)	($1,128,425)

5.    Subsequent Events:

On December 16, 2011, former shareholder Richard Kaplan filed a suit to recover approximately $140,000 in legal fees.  On February 24, 2012, the Company settled the matter with Kaplan by paying $65,000. This amount was accrued prior to January 31, 2012.

On February, 27, 2012, the Company received a Certificate of Completion from the Massachusetts Housing Financing Agency (“MHFA”), for its Clarendon Hill project.  As a result, the Company received from MHFA via its 75% owned subsidiary, net cash of $2,642,000 after applying $2,900,000 to an outstanding bridge loan previously provided by MHFA.  Of the net amount received, $380,000 was for construction work and $2,262,000 for the Company’s Development Fee, both of which were billed prior to January 31, 2012.  The balance of the billed Development Fee of $2,040,000 is due to be received by August 27, 2012 at which time remaining outstanding bridge loan of $2,900,000 is due to be paid.

There was a completion assurance agreement for the construction of the Clarendon Hill project guaranteed by the Company and its President for $1,042,640.  This agreement was canceled and a collateralized letter of credit issued against the guarantee of $819,920 was returned.  In turn, the collateral for the letter of credit consisting of cash and marketable securities of CP Associates, LLC have been released.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitutes “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may involve risk and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationship with key customers may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2011 under the subheading “Critical Accounting Policies and Estimates”.  Significant judgment was required to estimate the cost of real estate sold.  Based upon the lot sold and negotiations with possible purchasers and/or tenants, management determined by best estimates the cost allocation of the lots between the lots sold and those retained.

Results of Operations

The three months ended January 31, 2012 signaled a difficult time for our shopping center in North Adams, Mass.  Staples closed their store prior to January 31st and paid a $135,000 lease termination fee as required under the lease.  Sears Hardware and the Cinema also vacated during this period.  The Company hired the former manager of the Cinema and is operating it.  The Company is actively engaged to replace the tenants.  The reduction in cash flows for this shopping center are not expected to be other than temporary.

The current period is considerably brighter for our shopping center in Edinburg, Texas.  In March or by April, the following tenants have or will open:  Anna’s Linens, Petco, Melrose Family Fashions and GNC.  Big Lots and Party City are also under construction and expect to open late Spring, 2012.

Rental Income

Rental income increased approximately $125,000 and $418,000 for the three and nine month periods ended January 31, 2012 compared to the three and nine month periods ended January 31, 2011.  The increase is mainly from Clarendon Towers as a result of having fewer apartments unoccupied for renovations.

Service Income

Service income increased approximately $1,742,000 and $3,510,000 for the three and nine month periods ended January 31, 2012 as compared to the same periods in 2011.  In the three and nine months ended January 31, 2012, the increases were mainly due to increases in CVS Pharmacy fees of approximately $790,000, leasing fees to non-affiliated entities of approximately $350,000, and incentive fee of $117,000 from other non-controlled entities. The balance was mainly from construction fees for non-affiliated entities.  Of the increase in the first six months of the period, $1,530,000 was due to a development fee received by Connolly and Partners, LLC (a 75% owned subsidiary of the Company).  The fee is related to arranging a purchase, financing and renovation for a partnership in which a subsidiary of the Company has a nominal, non-controlling interest as a limited partner.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Real Estate Transactions

On October 5, 2011, the Company purchased an 18.46 acre parcel of land in Del Valle, Texas for $2,412,875 and immediately sold a 2.26 acre parcel for approximately $1,560,000.  The three and nine month periods ended January  31, 2011 did not have any sales of real estate.  The Company realized a gain of $591,597 on the sale.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $715,000 and $716,000 for the three and nine month periods ended January 31, 2012 over the same periods in the prior year.  This was a result of recoveries of previous period costs in the period ended in 2011 which lowered the cost in the 2011 period, as well as $250,000 in commission expense in the current period for non-CVS income in service income.

Equity in Earnings of Unconsolidated Subsidiaries

The equity in earnings (losses) of unconsolidated subsidiaries was impacted by the Company’s share of a non-cash charge for unfavorable changes in the fair value of derivative liabilities of approximately $694,000 and $712,000, for the three and nine month periods ended January 31, 2012.  For the three and nine month periods ended January 31, 2011, there was a non-cash (credit) charge to income for changes in the fair value of derivative liabilities of ($599,000) and $75,000, respectively.

Capital Resource and Liquidity

The Company ended the period with approximately $860,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalent including approximately $462,000 belonging to VIE’s (Rockland Place, LP - $177,000 and Clarendon Hill Somerville, LP - $285,000).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments amounted to approximately $2,137,000 and is included in restricted cash and cash equivalents.

The reduction of the “other receivable” from April 30, 2011 to January 31, 2012, reflects amounts collected from the City of Edinburg, Texas of $4,403,382 on January 6, 2012 for a shopping center.  Of that amount, $3,600,000 was applied as a principal payment of a related outstanding loan and $803,382 was deposited into a special escrow account to meet any shortfall amounts of the shopping center.

The remaining balance of the receivable of $2,913,535 will be paid via sales tax or additional funding from bonds.

As described in footnote 5 – Subsequent Events, the Company received $5,542,738 on its Clarendon Hill Project on February 12, 2012, and will receive an additional $4,940,121 by August 27, 2012.  The Company has repaid bridge loans of $2,900,000 on February 27, 2012, and will pay the balance of the bridge loans when the cash is received in August.

With the August payment the Company will have received its 75% portion of the development fee and the construction profit.  Totaling in excess of $5,000,000, this construction profit was eliminated in consolidation as a reduction in the cost of developed properties and is not reflected in either operating results or equity.  However, the construction profit is taxable on our tax returns.  Fortunately we have a $17,880,000 net operating loss carry forward for tax purposes, and no net deferred income tax asset.

The Company believes it has sufficient cash to fund operations without any new bank borrowings through January 31, 2013.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Capital Resource and Liquidity (concluded):

As of January 31, 2012, the Company has $142,766,780 of mortgages and notes payable outstanding.  Maturities thereon which require cash payments over the next twelve months approximate those as of April 30, 2011.  Expenditures for renovation construction projects during that same time frame will continue to be funded from proceeds under existing borrowing arrangements.  Further, the Company expects that cash provided by operating activities along with its available cash resources as of January 31, 2012 will be sufficient to fund other activities.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation ( the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2012, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

	a)	Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

		Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis

April 19, 2012
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald

April 19, 2012
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer