Form 10-K
period 2012-04-30
FIRST HARTFORD CORP
filed 2012-09-06
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934.

For the fiscal year ended        April 30, 2012

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934.

For the transition period from ____________________ to _________________________

Commission File number   0-8862

FIRST HARTFORD CORPORATION
(Exact name of registrant as specified in its character)

Maine	01-0185800
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

149 Colonial Road, Manchester, Connecticut                                           06042
(Address of principal executive offices)                                                 (Zip Code)

Registrant’s telephone number, including area code 860-646-6555

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value of $1 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes     X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes     X  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X  Yes        No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

X  Yes       No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the Form 10-K.

                                                                                                                        X  Yes               No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b of the Exchange Act.  (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   X No

As of October 31, 2011, the aggregate market value of the registrant’s common stock (based upon $1.38 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was approximately $1,494,312.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.  2,419,802 as of July 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Concerning Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believe”, “anticipate”, “estimate” or “expect”, which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

ITEM 1.           BUSINESS

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (the “Company”), is engaged in the purchase, development, ownership, management and sale of real estate, which collectively is considered a single segment.

When profitable opportunities arise, the Company may consider selling certain properties.

The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, New Jersey, Texas, Massachusetts, Rhode Island and Delaware.  Non-residential tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants and an occasional inquiry by potential tenants at the Company’s on-site offices.  Residential tenants are obtained through advertisements and inquiry at on-site offices.

The Company’s real estate business is diversified by geographical locations, type of commercial property and form of ownership or management.  The commercial real estate business is not divided further into significant separate classes of products or services.

The Company has an agreement with CVS Pharmacy Inc. (“CVS”) to be a preferred developer in western Texas, the Rio Grande Valley in Texas, Houston, Austin, Long Island, New York, northern New Jersey and Louisiana.  Under a master development agreement dated September 1, 2011, but not finalized until early October between First Hartford Realty Corporation and Cumberland Farms Inc., the Company was given an exclusive arrangement to locate and develop sites for Cumberland Farms stores in parts of the Northeast United States.

The Company has no material patents, license, franchises or concessions.

Research and development is not a part of the Company’s business.

The Company’s operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health safety.

The Company’s economic performance and the value of its real estate are subject to the risks incidental to the development, construction and ownership of real estate properties, as well as the economic well being of its tenants.

On April 30, 2012, the Company employed 103 people full time.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Plainfield, CT	Strip Shopping Center	64,838 sq. ft. Big Y 78%	Owned by a subsidiary of the Company

ITEM 2:           PROPERTIES (continued)

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Putnam, CT	Shopping Center	57,311 sq. ft. Big Lots 46%	Owned by a subsidiary of the Company

X	W. Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Home Goods 18% Big Lots 21% Harbor Freight 12%	Owned by a subsidiary of the Company

	Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company

	Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25 % TJ Maxx 9%	50% owned by a subsidiary of the Company

	Cranston, RI	College	60,000 sq. ft. Career Education College	50% owned by a subsidiary of the Company

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease	50% owned by a subsidiary of the Company

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston	50% owned by a subsidiary of the Company

X	Rockland, MA	Apartments	204 units, low to moderate income	.01% owned by a 75% owned subsidiary of the Company

X	Somerville, MA	Apartments	501 units, low to moderate income	.0049% owned by a 75% owned subsidiary of the Company

X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company

ITEM 2:           PROPERTIES (continued)

Company Managed	Location of Commercial Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	North Adams, MA	Shopping Center	131,682 sq. ft. Steeple City Cinema 15% Peebles 14% Planet Fitness 8% 4,000 sq. ft. unleased and not renovated	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing after Company receives $500,000

X	Edinburg, TX	Shopping Center	338,058 sq. ft. JC Penney 31% Academy Sports 23% Burlington Coat Factory 24%, plus 111,526 sq.ft. under construction, approximately 90% leased.	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing

ITEM 3.           LEGAL PROCEEDINGS

In connection with a court order in the litigation styled Kaplan vs. First Hartford Corporation and Neil Ellis, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan on November 29, 2010. Under the terms set by the court, the Company made a cash payment of $500,000 and issued a secured note for $2,879,407. The note is payable in quarterly installments of $146,184 (interest of 5.92% included) through November 15, 2015. The accrual for this matter was recorded prior to May 1, 2009. In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $767,831 which is due upon the final quarterly payment of $146,184. Such interest has been accrued as the litigation proceeded.

The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral. On December 16, 2011, Kaplan filed a suit to recover approximately $140,000 in legal fees. This suit was settled with a $65,000 payment in February 2012.

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries. The Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

Other proceedings

The Company is not aware of any other material legal proceedings which would need to be cited herein.

For proceedings involving officers and directors, see Item 10(f) on Page 34.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                         AND ISSUER PURCHASES OF EQUITY SECURITIES

First Hartford Corporation (OTCQX:  FHRT) trades on OTCQX.  Investors can find current financial disclosure and Real-Time Level 2 quotes for the Company on www.otcmarkets.com.

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2012	High	Low	Dividends Paid Per Common Share
First Quarter	$2.00	$1.85	None
Second Quarter	$1.85	$1.38	None
Third Quarter	$1.40	$1.05	None
Fourth Quarter	$1.45	$1.30	None

2011
First Quarter	$3.00	$1.90	None
Second Quarter	1.60	1.60	None
Third Quarter	2.10	1.45	None
Fourth Quarter	2.10	1.90	None

No dividends have been paid in the past two fiscal years and none can be paid until all the payments discussed in Item 3 are paid.

Sales of common stock have occurred sporadically.  The last reported sale was for $1.10  per share on August 10, 2012.

The Company repurchased 13,509 of common stock during the year ended Aril 30, 2012.

The Company has not sold unregistered shares of securities during the year ended April 30, 2012.

There are approximately 763 shareholders of record for the Company’s common stock as of April 30, 2012.

ITEM 6.           SELECTED FINANCIAL DATA

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

This and certain other sections of the Company’s Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance and constitute  “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may differ materially from the results discussed in such forward-looking  statements.  Readers should consider that various factors including changes in general economic conditions, interest rates and the availability of funds, and competition and relationships with key customers and their financial condition which

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Sales of Real Estate

During the year ended April 30, 2012, the Company purchased 18.46 acres of land in Del Valle, Texas for approximately $2,413,000 and then sold 2.26 acres of that land for $1,560,000.  During the year ended April 30, 2011, the Company sold an “out parcel” in its Edinburg, Texas shopping center for $798,000.  Gains on these sales were approximately $592,000 in 2012 and $129,000 in 2011. These were the only sales of real estate for these years. Significant judgment was required to estimate the cost of real estate sold, particularly in 2012. Based on the acres sold and the best available estimates of the sales value of the remaining acres held using comparable sales, cost was allocated between the acres sold and those held.

Rental Income

Rental income was approximately $17,938,000 and $16,804,000 for the years ended April 30, 2012 and 2011 respectively.  The increase was mostly a result of a better occupancy rate in the Clarendon project due to the completion of renovations plus increases in rents.

Service Income

Service income was approximately $7,849,000 and $4,478,000 for the years ended April 30, 2012 and 2011, respectively.  Included in service income is $4,220,000 and $3,094,000 of income from CVS development projects for the above respective periods.

Construction income included in service income, was approximately $1,342,000 for the year ended April 30, 2012 and nil for the year ended April 30, 2011.  The 2012 income is a result of renovations in the B’nai B’rith Housing project in Delaware.  This property is not controlled by the Company.  Profits on renovations for properties that are controlled and consolidated with the Company are eliminated in consolidation.

Also included in service income for the year ended April 30, 2012 is approximately $1,759,000 related to the B’nai B’rith project in Delaware. This income was realized from a development fee related to arranging the purchase, financing and renovation for the B’nai B’rith partnership in which a subsidiary of the Company has a nominal, non-controlling interest as a limited partner.  In the year ended April 30, 2011, a development fee for Rockland and Clarendon of approximately $1,184,000 (25% of fee) was included in service income.  The remaining portion representing the 75% owned by the Company was eliminated in consolidation as a reduction of the costs of the property renovations.

In December 2011, the Company re-opened the Cinema in the North Adams shopping plaza, as a subsidiary of the Company.  Approximately $243,000 included in other income is for the revenues of the Cinemas’ operations.

Operating Costs and Expenses

Rental Expenses

Rental expense decreased to approximately $14,066,000 from $14,613,000 for a number of reasons, better weather and related cost was as a definite cause.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Service Expenses

Service expenses of approximately $3,760,000 for the year ended April 30, 2012 and $2,852,000 for April 30, 2011 includes $3,010,000, and $2,445,000, respectively, of CVS related expenses.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased approximately $787,000 for the year ended April 30, 2012 over the same period in the prior year.  In the current year there was also approximately $250,000 in expenses for the cinema in the North Adams shopping plaza as well as, increases in a broad spectrum of items including write-off of pending projects $74,000, and leasing expenses of $127,000.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

The equity in earnings (losses) of unconsolidated subsidiaries was impacted by the Company’s share of a non-cash charge for unfavorable changes in the fair value of derivative liabilities of approximately $700,000 and $400,000, for the years ended December 31, 2011 and 2010, respectively. The loss in CP Associates LLC was due to the unfavorable change in the fair value of derivative liabilities. However, the amount of loss recognized by the Company has been reduced by $400,000 for the Company’s share of losses in excess of its commitment to provide additional funding. No income will be recognized in the future until such unrecognized losses are recovered.

Income Taxes

See note 9 to the Company’s financial statements for information about the effective income tax rate. In general, the Company has significant net operating loss carryforwards, so it will likely not be required to pay income taxes in the near term.

Capital Resources and Liquidity

The Company ended the 2012 fiscal year with approximately $3,058,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalents includes approximately $419,000 belonging to VIE’s (Rockland Place, LP and Clarendon Hill Somerville, LP).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments,  amounted to approximately $458,000 and are included in restricted cash and cash equivalents.

The reduction of the “other receivable” from April 30, 2011 to April 30, 2012, reflects amounts collected from the City of Edinburg, Texas of $4,403,382 on January 6, 2012 for reimbursement of the shopping center’s infrastructure costs.  Of that amount, $3,600,000 was applied as a principal payment of a related outstanding loan and $803,382 was deposited into a special escrow account to meet any shortfall amounts of the shopping center. The remaining balance of the receivable of $2,594,415 will be paid via sales tax or additional funding from bonds sold by the City of Edinburg, Texas.

As described in the notes to the financial statements, the Company received capital contributions of $5,557,738 on its Clarendon Hill Project on February 12, 2012, from which it paid $2,900,000 of the $5,800,000 bridge loan. On August 22, 2012, Clarendon Hill received $4,940,041 and repaid the balance of the bridge loan. On September 22, 2012, the final installment of the capital contribution will be made.

With the August and September payments the Company will have received its 75% portion of the development fee. The development fee and the construction profit was eliminated in consolidation as a reduction in the cost of developed properties and is not reflected in either operating results or equity.  However, both profits are taxable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded);

RESULTS OF OPERATIONS (concluded):

Capital Resources and Liquidity (concluded):

Fortunately, we have a $17,880,000 Federal net operating loss carry-forward for tax purposes, and no net deferred income tax asset. The Company will not have to pay any Federal taxes until its net operating losses are used or expired.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities of $4,822,000 in the next fiscal year without any new bank borrowings beyond April 30, 2013.

This discussion and analysis of financial condition and results of operations is based on the Company’s Consolidated Financial Statements contained in Item 8 in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

For a discussion of accounting policies see Note 1 to the consolidated financial statements included in Item 8, Summary of Significant Accounting Policies.

ITEM 7A:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on page 15.  See the index to Financial Statements in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See Item 14.

ITEM 9A:        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the President and Treasurer, of the effectiveness of the design and operation of disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a – 15b of the Exchange Act.

Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.

ITEM 9A:        CONTROLS AND PROCEDURES (concluded):

Management’s Report on Internal Control over Financial Reporting

The management of First Hartford Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2012, the company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

Lack of Appropriate Independent Oversight.  There are no independent members of the Board of Directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.

Although the Company has identified a lack of appropriate independent oversight as a material weakness, an independent board of directors is not required by The OTC Markets (the electronic quotation system that trades the Company’s securities) and the Company does not intend to remediate this material weakness at this time.

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

Changes in Internal control Over Financial Reporting

During the quarter ended April 30, 2012, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2012 and 2011, and their results of operations and cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, under the caption “New Accounting Pronouncements”, the Company adopted, as required, ASU 2009-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut

September 5, 2012

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND 2011

 ASSETS

	2012	2011

Real estate and equipment:
Developed properties (including $70,644,959 in 2012 and $67,500,964 in 2011 for VIE’s)	$139,096,722	$136,321,737
Equipment and tenant improvements (including $2,004,014 in 2012 and $1,790,162 in 2011for VIE’s)	2,661,928	2,434,052
	141,758,650	138,755,789
Less accumulated depreciation and amortization (including $5,722,182 in 2012 and $3,636,804 in 2011 for VIEs)	15,086,499	11,546,363
	126,672,151	127,209,426
Property under construction (including $28,838 in 2012 and $125,586 in 2011 for VIEs)	6,381,722	1,125,437

	133,053,873	128,334,863

Cash and cash equivalents (including $418,838 in 2012 and $821,706 in 2011 for VIEs)	3,057,736	858,175

Cash and cash equivalents – restricted	457,952	618,086

Marketable securities (including $155,799 in 2012 and $0 in 2011 for VIEs)	657,299	13,436

Accounts and notes receivable, less allowance for doubtful accounts of $367,500 in 2012 and $205,700 in 2011 (including $172,899 in 2012 and $163,138 in 2011 for VIE’s)	1,955,838	3,004,800

Other receivables	8,600,078	12,187,535

Deposits and escrow accounts (including $5,954,372 in 2012 and $6,264,318 in 2011 for VIEs)	7,087,150	7,595,913

Prepaid expenses (including $204,747 in 2012 and $188,619 in 2011 for VIEs)	546,498	558,008

Deferred expenses, net (including $1,215,904 in 2012 and $1,324,181 in 2011 for VIEs)	2,261,266	3,066,433

Investment in affiliate	9,665	9,665

Due from related parties and affiliates (including $65,345 in 2012 and $0 in 2011 for VIE’s)	517,713	484,888

Deferred income taxes	-0-	1,238,000

Total assets	$158,205,068	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND 2011
(continued)

LIABILITIES AND DEFICIENCY

	2012	2011

Liabilities:
Mortgages and other notes payable:
Construction loans payable (including $24,289,341 in 2012 and $24,191,497 in 2011 for VIEs)	$74,026,262	$72,478,683
Mortgages payable (including $33,795,664 in 2012 and $34,468,962 in 2011 for VIEs)	64,241,626	65,360,424
Notes payable – other (including $2,004,697 in 2012 and $1,979,697 in 2011 for VIEs)	4,283,654	4,618,135

	142,551,542	142,457,242

Accounts payable (including $801,353 in 2012 and $763,453 in 2011 for VIEs)	2,673,293	3,297,878
Other payables	6,102,292	5,218,947
Accrued liabilities (including $2,367,143 in 2012 and $2,397,453 in 2011 for VIEs)	4,160,079	6,930,289
Deferred income (including $214,217 in 2012 and $219,806 in 2011 for VIEs)	657,215	665,549
Other liabilities	4,098,351	4,387,981
Due to related parties and affiliates	102,752	102,752
Total liabilities	160,345,524	163,060,638

Commitments and Contingencies

Deficiency:
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,298,609 in 2012 and 2011, outstanding 2,423,202 and 2,436,355 in 2012 and 2011, respectively	3,298,609	3,298,609

Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(18,419,410)	(17,503,081)
Accumulated other comprehensive income (loss)	(12,558)	64,210
Treasury stock, at cost, 875,407 and 861,898 shares in 2012 and 2011, respectively	(4,943,289)	(4,923,836)
Total First Hartford Corporation	(14,877,720)	(13,865,170)

Noncontrolling interests	12,737,264	8,774,334
Total deficiency	(2,140,456)	(5,090,836)

Total liabilities and deficiency	$158,205,068	$157,969,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011

Revenues:
Rental income	$17,938,326	$16,803,894
Service income	7,849,297	4,478,390
Sales of real estate	1,559,658	798,000
Other income	266,159	43,896
	27,613,440	22,124,180

Operating costs and expenses:
Rental expenses	14,065,821	14,612,886
Service expenses	3,760,385	2,852,239
Cost of real estate sales	968,061	668,912
Selling, general and administrative expenses	3,798,745	3,010,950
	22,593,012	21,144,987

Income from operations	5,020,428	979,193

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	1,307,101	1,001,970
Other income	319,120	267,536
Interest expense	(7,684,732)	(7,121,653)
	(6,058,511)	(5,852,147)

Loss before income taxes	(1,038,083)	(4,872,954)

Income taxes	1,273,054	148,461

Consolidated net loss	(2,311,137)	(5,021,415)

Net loss attributable to noncontrolling interests	1,394,808	670,499

Net loss attributable to First Hartford Corporation	$ (916,329)	$ (4,350,916)

Net loss per share – basic	$(0.38)	$(1.56)

Net loss per share – diluted	$(0.38)	$(1.56)

Shares used in basic per share computation	2,433,055	2,781,777
Shares used in diluted per share computation	2,433,055	2,781,777

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011

Consolidated net loss	$(2,311,137)	$(5,021,415)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	(76,768)	64,210

Other comprehensive (loss) income	(76,768)	64,210

Comprehensive loss	(2,387,905)	(4,957,205)
Comprehensive loss attributable to noncontrolling interests	1,394,808	670,499

Comprehensive loss attributable to First Hartford Corporation	$ (993,097)	$(4,286,706)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income*	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Balance, April 30, 2010	$3,298,609	$2,176,704	$(15,118,235)	$(85,414)	$(2,044,429)	$(11,772,765)	$9,131,749	$(2,641,016)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	1,553,927	1,553,927

Reclassification of cost of treasury stock	-0-	2,879,407	-0-	-0-	(2,879,407)	-0-	-0-	-0-

Deconsolidation of CP Associates, LLC	-0-	-0-	1,966,070	85,414	-0-	2,051,484	(498,026)	1,553,458

Acquisition of minority interest in Rockland Place Developers, LLC	-0-	142,817	-0-	-0-	-0-	142,817	(742,817)	(600,000)

Net loss	-0-	-0-	(4,350,916)	-0-	-0-	(4,350,916)	(670,499)	(5,021,415)

Unrealized gain on marketable securities	-0-	-0-	-0-	64,210	-0-	64,210	-0-	64,210

Balance, April 30, 2011	3,298,609	5,198,928	(17,503,081)	64,210	(4,923,836)	(13,865,170)	8,774,334	(5,090,836)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	5,557,738	5,557,738

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(200,000)	(200,000)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(19,453)	(19,453)	-0-	(19,453)

Net loss	-0-	-0-	(916,329)	-0-	-0-	(916,329)	(1,394,808)	(2,311,137)

Unrealized loss on marketable securities	-0-	-0-	-0-	(76,768)	-0-	(76,768)	-0-	(76,768)

Balance, April 30, 2012	$3,298,609	$5,198,928	$(18,419,410)	$(12,558)	$(4,943,289)	$(14,877,720)	$12,737,264	$(2,140,456)

*Consists exclusively of net unrealized gains (losses) on available-for-sale marketable securities.

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011
Operating activities:
Consolidated net loss	$(2,311,137)	$(5,021,415)
Adjustments to reconcile consolidated net loss
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of
distributions of $725,794 in 2012 and $750,690 in 2011	(581,308)	(251,280)
Gains on sale of real estate	(591,597)	(129,088)
Depreciation and amortization of real estate and equipment	3,573,831	3,208,718
Amortization of deferred expenses	357,583	354,022
Deferred income taxes	1,238,000	-0-
Changes in operating assets and liabilities:
Accounts, notes and other receivables	4,636,419	2,275,674
Deposits and escrow accounts	508,763	(790,222)
Prepaid expenses	11,510	(32,101)
Deferred expenses	447,584	(863,441)
Cash and cash equivalents – restricted	160,134	1,731,917
Accrued liabilities	(2,770,210)	3,337,881
Deferred income	(8,334)	604,812
Accounts and other payables	258,760	(3,432,182)
Net cash provided by operating activities	4,929,998	993,295

Investing activities:
Distributions from affiliates	200,000	-0-
Investments in marketable securities	(628,953)	(1,220)
Purchases of equipment and tenant improvements	(227,876)	(1,025,846)
Proceeds from sales of real estate	1,559,658	631,450
Purchase of noncontrolling interest in Rockland Place Developers,
LLC	-0-	(600,000)
Deconsolidation of CP Associates, LLC	-0-	(1,891,798)
Additions to developed properties and property under construction	(9,033,025)	(21,523,984)
Net cash used in investing activities	(8,130,196)	(24,411,398)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011
(continued)

	2012	2011
Financing activities:
Contributions from noncontrolling interests – limited partners	$5,557,738	$1,553,927
Purchase of treasury stock	(19,453)	-0-
Distribution to noncontrolling interests	(200,000)	-0-
Proceeds from:
Construction loans	8,235,550	20,444,074
Mortgages	550,000	-0-
Other notes	25,000	-0-
Principal payments on:
Construction loans	(6,687,971)	(648,580)
Mortgages	(1,668,799)	(1,021,367)
Other notes	(359,481)	(1,223,565)
Advances to related parties and affiliates, net	(32,825)	(7,375)
Net cash provided by financing activities	5,399,759	19,097,114

Net change in cash and cash equivalents	2,199,561	(4,320,989)
Cash and cash equivalents, beginning of year	858,175	5,179,164

Cash and equivalents, end of year	$3,057,736	$858,175

Cash paid during the year for interest	$7,389,980	$6,272,726
Cash paid during the year for income taxes	$80,092	$87,902

Non cash investing and financing activities:
Transfer from accrued liabilities to notes payable – other for
litigation settlement	-0-	$3,676,379

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.    Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate which is considered a single segment.

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

Revenue Recognition

Construction Revenue - The Company primarily develops real estate for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  The Company did not build any projects for third parties in the year ended April 30, 2011. Construction revenues were approximately $1,342,000 for the year ended April 30, 2012. Such revenues are included in service income and relate primarily to a single contract.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.     Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.  For the years ended April 30, 2012 and 2011, the Company had sales of approximately $ 1,560,000 and $798,000, respectively.  The cost of the property sold was approximately $968,000 and $669,000 for 2012 and 2011, respectively.  None of the property sold was otherwise providing cash flows to the Company.

Rental Income – Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents.

Service Income

The Company is party to a Preferred Developer Agreement with CVS Pharmacy Inc. (“CVS”).  Under this agreement, the Company’s fee for such services provided is recognized as earned when services are provided.  Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2012 and 2011 were approximately $4,220,000 and $3,094,000, respectively, which is included in service income in the consolidated statements of operations.

The Company also provides management and maintenance services to others.  Fees for such services provided are recognized in service income as earned when services are provided.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification of and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with the identification of and development of these pharmacy stores but not yet funded were $6,102,292 and $5,218,947 as of April 30, 2012 and 2011, respectively, and have been included as “other payables” in the consolidated balance sheets.  Related reimbursements due from CVS were $ 6,005,663 and $4,708,410 as of April 30, 2012 and 2011, respectively, and have been included in other receivables in the consolidated balance sheets.

Cash and Cash Equivalents – Restricted

Cash and cash equivalents – restricted, consist entirely of funds received from CVS in connection with the Company’s Preferred Developer Agreement.  Such amounts are to be used for the payment of costs incurred by the Company for the development and construction of CVS retail pharmacy stores.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.    Summary of Significant Accounting Policies (continued):

Developed Properties, Equipment and Tenant Improvements

Developed properties, equipment and tenant improvements are recorded at cost.

Depreciation and amortization is provided using the straight-line method based on the following estimated useful lives.

Description	Years
Developed properties	15 – 40
Equipment	3 – 10
Tenant improvements	Lesser of improvement life or lease term

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, equipment and tenant improvements, are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Property Under Construction

The Company capitalizes costs clearly associated with the property under construction, including interest.

Deferred Expenses

Expenditures directly related to real estate under consideration for development are deferred and included in deferred expenses in the consolidated balance sheets.  These costs include option payments, attorney’s fees, architect and engineering fees, consultants, etc., but only to the extent they are from outside sources.  If development of the real estate commences, all of the accumulated costs are reclassified to property under construction in the consolidated balance sheets.  If the project is later abandoned, all of the accumulated costs are charged to expense.

Leasing costs incurred, primarily commissions, are capitalized for signed leases.  Financing costs including legal fees and other costs relating to the acquisition of debt financing are deferred.  Leasing and deferred financing costs are included in deferred expenses in the accompanying consolidated balance sheets.  Such costs are amortized using the straight-line method over the terms of the related leases and debt, respectively.  The unamortized balance of such cost was $2,196,296 and $2,492,953 as of April 30, 2012 and 2011, respectively.  Amortization expense was $ 357,583 and $354,022 for the years ended April 30, 2012 and 2011, respectively.  Amortization expense for the next five years is expected to be as follows:

Year Ending April 30
2013	$334,583
2014	243,103
2015	173,705
2016	115,694
2017	110,613

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.     Summary of Significant Accounting Policies (continued):

Investment in Affiliated Entities

The Company has a 1.99% general partner ownership interest in Hartford Lubbock Parkade LLP which is managing agent for a shopping center in Lubbock, Texas.  The remaining interest is owned by Lubbock Parkade, Inc., a wholly owned subsidiary of Journal Publishing, Inc. which is owned by the Company’s President and his wife.  This investment is carried at cost of $9,665. Any distributions received from this investment are recorded in income.

The Company also has investments in four other affiliated partnerships and limited liability entities including Dover Parkade, LLC, Cranston Parkade, LLC, CP Associates, LLC and Trolley Barn Associates.  The Company has a 50% ownership interests in each of these entities and does not control their operating and financial policies.  As such, these investments are accounted for using the equity method.  For the years prior to May 1, 2009, the Company was committed to provide funding to these equity method investees.  The Company’s investments in them was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions.  The resulting carrying value of these investments ($4,098,351) as of April 30, 2012 and ($4,387,983) as of April 30, 2011 is included in other liabilities.

Dover Parkade, LLC (“Dover”) owns a shopping center in Dover Township, NJ.  Cranston Parkade, LLC (“Cranston) has an interest in Cranston/BVT Associates LP, which owns a shopping center in Cranston, RI.  CP Associates, LLC owns a retail commercial shopping center in Cranston, RI.  Trolley Barn Associates holds undeveloped land in Cranston, RI and is otherwise inactive.

On May 1, 2010, the Company deconsolidated CP Associates, LLC based on updated consolidation guidance issued by the FASB.  As referred to above, CP Associates, LLC is now accounted for under the equity method. Prior to May 1, 2010, CP Associates, LLC was included in the Company’s consolidated financial statements.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 200 unit subsidized housing project in Willington, Delaware.  The Company is a limited partner in the entity which borrowed $8,150,000 for the purchase and renovation of the property.  A subsidiary of the Company will make the estimated $3,000,000 renovation while another subsidiary of the Company will be the managing agent.

The Company recorded equity in earnings of unconsolidated subsidiaries (including CP Associates, LLC) of $1,307,101 and $1,001,970 for the years ended April 30, 2012 and 2011, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.    Summary of Significant Accounting Policies (continued):

Fair Value Measurements

Certain assets and liabilities are presented at fair value on a recurring basis.  In addition, fair values are disclosed for certain other assets and liabilities.  In all cases, fair value is determined using valuation techniques based on a hierarchy of inputs.  A summary of the hierarchy follows:

•	Level 1 –	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 –

Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 –	Prices or valuations that require inputs that are unobservable.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value debt since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Information about the fair values of marketable securities and derivative liabilities is presented below.

Marketable Securities

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date.  As of April 30, 2012 and 2011, investments consist of equity securities, which are classified as available for sale.  Investments in marketable securities are stated at fair value.  Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency.  There were no significant gross unrealized gains or temporary losses on such securities as of either April 30, 2012 or 2011. Net unrealized losses of $12,558 as of April 30, 2012 and gains of $64,210 as of April 30, 2011 are included in accumulated other comprehensive (loss) income. Net unrealized losses for the year ended April 30, 2012 of $76,768 included $91,678 as the Company’s share of net unrealized losses on marketable securities held by a 50% owned investee and $14,910 of unrealized gains on the Company’s holdings. Gains or losses on securities sold are based on the specific identification method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.    Summary of Significant Accounting Policies (continued):

Long-Lived Assets

Long-lived assets held and used in operations are reviewed for impairment whenever events of changes in circumstances indict that their carrying amount might not be recovered.  There we no impairments for any period presented.

The Company presents operations related to developed properties that have been sold or developed properties that are intended to be sold as discontinued operations.  Developed properties intended to be sold are designated as “held for sale” on the consolidated balance sheets.  No developed properties were sold during the years ended April 30, 2012 or 2011 and none are designated as held for sale at year end.

  Income Taxes

Deferred income taxes are provided on the differences between the financial statement and income tax bases of assets and liabilities and on net operating loss carryforwards using the enacted tax rates.

A valuation allowance is provided for deferred income tax assets for which realization is not likely in the near term.

As of April 30, 2012 and 2011, the Company has no significant uncertain income tax positions.  The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense.

The State of Massachusetts recently concluded an audit for the years ended April 30, 2008 and 2009. In addition, the Internal Revenue Service has been conducting an audit for the year ended April 30, 2010.  The Company does not have any indication that any adjustments are necessary. Otherwise, tax returns for fiscal years after 2008 are open to examination by Federal, local and state authorities.

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year.  Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants.  All outstanding options and warrants were anti-dilutive and were excluded from the dilutive earnings (loss) per share calculations for those years since the Company had net losses.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

1.    Summary of Significant Accounting Policies (concluded):

New Accounting Pronouncements

The Company adopted as required, ASU 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities effective May 1, 2010.  Under this ASU, the identification of a primary beneficiary of a variable interest entity (“VIE”) is defined as the enterprise that has both of the following characteristics:  a) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on this updated guidance, the Company determined that it was no longer considered to be the primary beneficiary of CP Associates, LLC (“CP Associates”).  As a result of the initial application of this updated guidance, the Company deconsolidated CP Associates as of May 1, 2010 and has measured its 50% retained interest in CP Associates at the carrying amount of the Company’s retained interest had this updated guidance been effective when CP Associates was initially formed.  The difference between the net amount derecognized from the Company’s balance sheet and the amount of the Company’s 50% retained interest in CP Associates has been recognized as a cumulative effect adjustment to the Company’s equity as of May 1, 2010.

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

Rockland owns and operates a rental housing project consisting of 204 units located in Rockland, Massachusetts.  Clarendon owns and operates a 501 unit apartment complex in Somerville, Massachusetts.  Both projects were renovated by the Company.  Renovation costs were financed with loans from Massachusetts Housing Finance Agency (MHFA), subsidies from U.S. Departments of Housing and Urban Development (HUD) and limited partner capital contributions.

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

Each project’s low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42.  Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest.  In addition, such potential noncompliance may result in a adjustment to the capital contributed by the investment limited partner.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

2.    Consolidated Variable Interest Entities (continued):

Rockland has an agreement with the Rockland Housing Authority whereby the Housing Authority has the option to purchase the property, after the 15-year tax credit compliant period on January 1, 2024, from Rockland.  The option price is based on a specified formula in the agreement.

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Associated, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.  The option price is the greater of:

a.      Outstanding debt and taxes, or

b.      Fair market value of the property

On February 27, 2012, the Company received a Certificate of Completion from the Massachusetts Housing Financing Agency (“MHFA”) for its Clarendon Hill project.  As a result, the Company received from MHFA via its 75% owned subsidiary, net cash of $2,642,000 after applying $2,900,000 to an outstanding bridge loan previously provided by MHFA.  Of the net amount received, $380,000 was for construction work and $2,262,000 for the Company’s Development Fee.  Of the remaining development fee of $2,040,000, $1,423,000 was paid on August 22, 2012 and $617,000 will be paid in September 2012. The balance of the bridge loan was paid on August 22, 2012 from the partner’s capital contribution.

There was a completion assurance agreement for the construction of the Clarendon Hill project guaranteed by the Company and its President for $1,042,640.  This agreement was canceled and a collateralized letter of credit issued against the guarantee of $819,920 was returned during the year ended April 30, 2012.  In turn, the collateral for the letter of credit consisting of cash and marketable securities of CP Associates, LLC was also released.

The assets at April 30, 2012 and 2011 of the consolidated VIEs (Rockland and Clarendon), that can be used only to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets follows:

	April 30
	2012	2011

Real estate and equipment, net	$70,112,601	$68,919,929
Other assets	8,187,903	8,761,962
Total assets	78,300,504	77,681,891

Intercompany profit elimination	(3,156,971)	(3,140,022)
Consolidated	$75,143,533	$74,541,869

Mortgages and other notes payable	$60,089,702	$60,640,156
Other liabilities	3,382,713	3,380,712
Total liabilities	$63,472,415	$64,020,868

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

2.     Consolidated Variable Interest Entities (concluded):

Combined revenues for Rockland and Clarendon were $10,662,444 for the year April 30, 2012 and $10,062,799 for the year ended April 30, 2011. The combined net loss for Rockland and Clarendon was $1,427,433 for the year ended April 30, 2012 and $1,590,093 for the year ended April 30, 2011. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

The limited partners in Clarendon made capital contributions of $5,557,738 for the year ended April 30, 2012 and $617,526 for the year ended April 30, 2011. The limited partners are committed to make additional capital contributions of $4,940,041 for the year ended April 30, 2013. Final payments by the Limited Partners of Rockland ($936,401) were made during the year ended April 30, 2011.

During the year ended April 30, 2011, the Company purchased the noncontrolling interest in Rockland Place Developers, LLC with a carrying value of $742,817 for $600,000. The accounts of Rockland Place Developers, LLC continue to be consolidated with those of the company.

3.     Construction Loans, Mortgages and Notes Payable:

Information about the Company’s debt follows:

	2012	2011
Construction loans and mortgages payable with interest rates ranging from zero to 11.00% at April 30, 2012 and maturities at various dates through 2056.
	$138,267,888	$137,839,107

Notes payable on Clarendon with interest rates ranging from zero to 4.40% at April 30, 2012 and maturities ranging from 2030 to 2050.
	1,704,697	1,679,697

Note and pre-judgment interest payable to Richard E. Kaplan in quarterly installments with interest and final payment of $790,423 due November 29,2016
	2,578,957	2,938,438

	$142,551,542	$142,457,242

For the year ended April, 30, 2011, the Company capitalized interest of $115,000 for property under construction.
No interest was capitalized for the year ended April 30, 2012.

Aggregate principal payments due on the above debt follow:

Year Ending April 30

2013	$ 4,822,052
2014	38,677,816
2015	14,434,457
2016	1,808,010
2017	2,261,587
Thereafter	80,547,620
$142,551,542

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

3.    Construction Loans, Mortgages and Notes Payable (concluded):

Debt maturities for 2013 include $2,900,000 of bridge financing for debt of a VIE. This amount will be repaid to the lender from equity contributions of the noncontrolling interest due at the end of August 2012. Included in the 2014 maturities is $36,625,591 of non-amortizing debt which will be converted to amortizing debt (25 years).

Substantially all real estate owned is pledged as collateral for construction and mortgage loans.

4.    Public Infrastructure Reimbursements and Other Incentives:

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, Texas, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with agreement, the Company receives reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives.

Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg and reduction of the cost of the shopping center of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is payable solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $5,405,585 in reimbursements of eligible public infrastructure costs through April 30, 2012.  The remaining receivable of $2,594,415 is included in other receivables at April 30, 2012.  The remaining receivable will be collected from the proceeds from the issuance of additional public infrastructure bonds by the City of Edinburg or collection of sales tax.

Other Cash Incentives

In connection with the agreements, the Company also receives contributions from the Edinburg Economic Development Corporation (“EEDC”) up to $4,000,000 as its .5% share of sales tax revenue generated from the shopping center.  Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other operating revenue when received.  The Company received $319,120 and $304,311 from the EEDC for the years ended April 30, 2012 and 2011, respectively.

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

The President of the Company has guaranteed the following outstanding amounts at April 30, 2012:

Loan for Career Education building -
5% of loan balance outstanding	$512,000
Mortgage – Corporate Office	$235,000
Construction loan – Edinburg, Texas	$49,737,000

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

6.     Related Party Transactions:

Amounts included in revenue resulting from transactions with Hartford Lubbock LLP (in which the Company has a 2% minority interest), and Journal Publishing Inc, a company which is owned by the President of the Company and his wife are as follows:

	2012	2011
Management Fees	$63,827	$61,407
Service Fees	5,280	7,714
Total	$69,107	$69,121

7.    Stock Option Plan:

On February 11, 2004, the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted options to purchase 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expires February 11, 2014.  The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000, which has been expensed fully in prior periods.  On February 10, 2011, the put options expiration date was extended to February 11, 2014.

As of April 30, 2012 and 2011, 250,000 options were outstanding and exercisable at a weighted average exercise price of $1.10 a share. During the years ended April 30, 2012 and 2011, no options were granted or exercised.  All options granted vested prior to May 1, 2009. As such, there was no compensation expense for the years presented.  The aggregate intrinsic value of outstanding options as of April 30, 2012, was approximately $325,000.

8.     Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $70,244 and $70,495 for the years ended April 30, 2012 and 2011, respectively.

9.     Income Taxes:

The provision for income taxes consists of:

	2012	2011

Current state income taxes	$ 35,054	$148,461
Deferred income taxes	1,238,000	-0-
	$1,273,054	$148,461

The components of the net deferred income tax asset follow:

Tax effect of net operating loss carry-forwards	$4,452,000	$4,980,000
Investment in CP Associates, LLC	895,000	602,000
Valuation allowance	(5,347,000)	(4,344,000)
	$-0-	$1,238,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

9.     Income Taxes (concluded):

The current provision for state income taxes for the years ended April 30, 2012 and 2011 reflects profitable operations of certain of the Company’s subsidiaries in those jurisdictions. As of April 30, 2011, the Company concluded that it was more likely than not that the Company would realize $1,238,000 in net deferred income tax assets. As of April 30, 2012, no additional net deferred income tax assets are expected to be realized in the near term.  Accordingly, the Company increased its valuation allowance by $1,003,000 for the year ended April 30, 2012. For the year ended April 30, 2011, the valuation allowance was increased by $1,368,000. The Company has Federal net operating loss carry-forwards totaling approximately $13,100,000 at April 30, 2012 that are available to offset future Federal taxable income through various periods expiring between 2013 and 2027.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2012	2011

Federal statutory rate (34%)	$(355,000)	$(1,657,000)
State tax – net of Federal effect	23,000	96,000
Change in valuation allowance on deferred tax assets	1,003,000	1,368,000
Losses attributable to noncontrolling interests	474,000	228,000
Other	128,000	113,000

Provision for income taxes	$1,273,000	$ 148,000

10.  Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2012 are as follows:

Year Ending April 30

2013	$ 5,482,091
2014	5,449,534
2015	5,173,793
2016	4,690,546
2017	4,295,137
Thereafter	15,046,192
Total	$40,137,293

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

11.    Investments in Affiliates:

Summarized financial and other information for the Company’s investments in Dover, Cranston and CP Associates, LLC follow:

Dover – New Jersey:

As of and for the years ended April 30

Company ownership – 50% investment at inception was $147,500.

	2012	2011

Assets	$13,077,126	$13,320,394
Liabilities	18,714,818	19,099,996
Members’ deficit	(5,637,692)	(5,779,602)
Revenue	2,519,411	2,555,375
Operating expenses	1,118,631	1,253,401
Non-operating expense	(1,008,870)	(1,019,596)
Net income	391,910	282,378

Dover’s major tenant is Stop & Shop, which provided 56% and 53% of the total revenue in both 2012 and 2011 under a lease that expires June 30, 2026.

Cranston – Rhode Island:

As of and for the years ended December 31

Company ownership – 25% investment at inception was $700,000, with $1,375,000 at renegotiation of terms and $3,000,000 upon an additional purchase of 25% interest in April, 2005.

	2011	2010

Assets	$23,798,904	$25,097,019
Liabilities	33,218,817	33,771,380
Partners’ deficit	(9,419,913)	(8,674,361)
Revenue	4,817,439	4,850,573
Operating expenses	2,185,047	2,159,642
Non-operating expense	(1,862,889)	(1,894,750)
Net income	769,503	796,181

The property has two major tenants, Stop & Shop and Kmart which provided approximately 65% and 63% of total revenue in 2011 and 2010 under leases that expire October 30, 2021 and May 30, 2027, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

11.    Investments in Affiliates (concluded):

CP Associates, LLC – Rhode Island:

As of the years ended December 31

Company ownership – 50% investment.

	2011	2010

Assets	$21,059,293	$21,447,415
Liabilities	24,050,307	23,038,127
Partners’ deficit	(2,991,014)	(1,590,712)
Revenue	3,030,689	3,017,247
Operating expenses	1,195,546	1,188,604
Non-operating expense	2,633,790	1,984,643
Net loss	(798,647)	(156,000)

The property has three tenants, Career Education, City of Cranston and Texas Roadhouse.

12.    Concentrations of Credit Risk:

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

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores.  Based on historical experience and other information, no allowance for doubtful accounts is considered necessary by management as of April 30, 2012.

13.  Litigation:

In connection with a court order in the litigation styled Kaplan vs. First Hartford Corporation and Neil Ellis, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan on November 29, 2010. Under the terms set by the court, the Company made a cash payment of $500,000 and issued a secured note for $2,879,407. The note is payable in quarterly installments of $146,184 (interest of 5.92% included) through November 15, 2015. The accrual for this matter was recorded prior to May 1, 2009. In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $767,831 which is due upon the final quarterly payment of $146,184. Such interest has been accrued as the litigation proceeded.

The Company has pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral. On December 16, 2011, Kaplan filed a suit to recover approximately $140,000 in legal fees. This suit was settled with $65,000 payment in February 2012.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

13.   Litigation (concluded):

The Company is also involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts and personal injuries. The Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

14.    Subsequent Events:

On May 1, 2012, the lender of the Edinburg project reduced the interest rate on $45,458,492 of debt from 6.125 percent to 5.0 percent. None of the other terms of this debt or the profit sharing arrangement was changed. The new rate is saving the Company $46,617 monthly or $511,404 annually.

Between May 1, 2012 and an expected date of early October 2012, the following stores, totaling 101,1680 square feet have opened or will open in the Edinburg project:

Petco

Anna’s Linens

Big Lots

Party City

Melrose Fashions

GNC

Burkes Outlet Stores

Carters

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors

 The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:

Name	Age	Period of Service
Neil H. Ellis	84	1966 – Present
Stuart I. Greenwald	70	1980 – Present
David B. Harding	67	1998 – Present

 There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)          Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	84	President	1966 – Present
Stuart I. Greenwald	70	Treasurer/Secretary	1980 - Present
David B. Harding	67	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)          Identification of Certain Significant Employees

Name	Age	Position	Period of Service
John Toic	40	Vice President	2003 - Present

(d)         Family Relationships

There are no family relationships among any directors or executive officers.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(e)           Business Experience

1.             Following is a brief description of the background of each director or executive officer:

Mr. Ellis has been President of the company since 1966.  He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.) owned by him and his wife.

Mr. Greenwald has been Treasurer of the Company since 1980 and also holds the position of Secretary.

Mr. Harding has been Vice President of the Company since 1998.  Additionally, he has been the President or Vice President of Richmond Realty, LLC (“Richmond”) a Real Estate Management

Company owned by he and his wife since January 1996.  Prior to that, he had worked for the Company in the finance area for three years.  In the past, Richmond has managed certain properties of the Company. Richmond Realty has been inactive since 2007 and has been dissolved.

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

(g)           Promoter and Control Persons:

Not applicable.

(h)           Audit Committee Financial Expert:

First Hartford does not have an audit committee.  Instead its entire Board of Directors attempts to fulfill the functions of an audit committee.  Mr. Ellis, Mr. Greenwald and Mr. Harding are members of the Company’s management. Mr. Ellis has various business relationships with First Hartford described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  First Hartford does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

(i)            Section 16 (a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 and 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(i)            Section 16 (a) of the Exchange Act - Beneficial Ownership Reporting Compliance (concluded):

to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2012, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act. Except for the following:

During the fiscal year, Mr. Ellis filed a Form 4 on four (4) occasions. On April 15, 2011, he filed a Form 4 reporting the purchase of more than $10,000 worth of shares; thereafter, the small acquisition exemption was not available for six months. On May 19, 2011, he filed a Form 4 reporting a purchase of 15 shares on April 25, 2011, resulting in a late report; on June 23, 2011 he filed a Form 4 reporting a purchase of 75 shares on May 19, 2011, 500 shares on June 16, 2011 and 1,000 shares on June 20, 2011, resulting in a late report; on July 6, 2011, he filed a Form 4 reporting a purchase of 1,000 shares on June 29, 2011, resulting in a late report; and on July 18, 2011, he filed a Form 4 reporting a purchase of 1,000 shares on July 6, 2011, resulting in a late report.

Mr. Filippelli filed a Form 5 for 2011 due by May 14, 2011 late on February 8, 2012 and Mrs. Filippelli filed a Form 3 late on March 19, 2012 for a January 30, 2012 event.

(j)            Code of Ethics

The Company’s Code of Ethics, applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, was included in the second quarter 10-Q filed on December 19, 2005.  The Company will provide any person, without charge, a copy of any portion of the Code of Ethics upon request directed to the Office on the Treasurer and Secretary of the Company.

ITEM 11.               EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis Director and (CEO)	2012	$251,053	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$251,053
	2011	$251,053	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$251,053
Stuart I. Greenwald Director, Treasurer and Secretary	2012	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$4,500	$154,500
	2011	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$4,500	$154,500

ITEM 11.         EXECUTIVE COMPENSATION (continued):

(a)

Summary Compensation Table (continued):

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
David B. Harding director and Vice President	2012	$176,053	$-0-	$-0-	$-0-	$-0-	$-0-	$5,250	$181,303
	2011	$176,053	$-0-	$-0-	$-0-	$-0-	$-0-	$5,250	$181,303

Directors Compensation

Directors have not received any compensation for serving on the Board.

 (b)          Stock Options

The Company has a stock option plan which was approved and ratified by the shareholders of the Company.  The Company does not have a formal schedule for issuing options.  In the past 25 years, the Company awarded an aggregate of 250,000 options in increments of 50,000 options each to 5 long term employees; such options were awarded in February 2004.  Mr. Harding and Mr. Greenwald were included in these employees.  The options fully vested in February of 2006 and expire February 11, 2014.  These options have never been repriced.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards				Stock Awards
Name	Number of Securities Under-lying Un-exercised Options (#) Exercisable	Number of Securities Under-lying Un-exercised Options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stuart I. Greenwald	50,000	0	0	1.10	2/11/14	0	0	0	0
David B. Harding	50,000	0	0	1.10	2/11/14	0	0	0	0
Other Employees	150,000	0	0	1.10	2/11/14	0	0	0	0

ITEM 11.         EXECUTIVE COMPENSATION (continued):

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

Life Insurance

Each Employee of First Hartford, including executive officers, is eligible to receive life insurance that, in the event of such employee’s death, will provide proceeds of two times the annual salary of each employee until such employee reaches the age of 70.  At the age of 70, the amount of life insurance proceeds each employee is entitled to receive upon his death is equal to one times such employee’s annual salary.

(d)     Automobiles

To assist management of the Company in carrying out its responsibilities and to improve job performance, the Company provides its executive officers with automobiles.  The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles.  However, after reasonable inquiry, the Company has concluded that the amount of any such immaterial and does not in any event exceed $10,000 to any officer.  No provision had therefore been made for any such benefit.  All of the above mentioned officers are provided automobiles.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)            Security Ownership of Certain Beneficial Owners – per SEC filings:

The following table sets forth information as of the date hereof with respect to all persons know to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	(3) Percent Of Class

Common Stock	Neil H. Ellis	1,353,876 (1)	50.7%
	43 Butternut Road
	Manchester, CT 06040

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)                Security Ownership of Certain Beneficial Owners – per SEC filings (concluded):

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	(3) Percent Of Class

Common Stock	John Filippelli	307,706 (2)	11.5%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	7.5%
	231 Atlantic Street
	Keyport, NJ 07735-2044

(1)       Includes 416,483 shares owned by a corporation, which is wholly owned by Mr. & Mrs. Ellis: 17,693 shares owned beneficially and of record by Mr. Ellis’ wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership.  Excludes 14,250 shares held as trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(2)       Included in Mr. Filippelli’s shares are 204,693 shares over which he has Shared Dispositive Power and 38,350 owned by Mr. Filippelli’s wife.

(3)       Percent of class calculation included options for 250,000 shares.

(b)             Security Ownership of Directors and Executive Officers:

The following sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common	Neil H. Ellis	1,353,876 (1)	50.7%
	43 Butternut Road
	Manchester, CT 06040

Common	All Directors and Officers	1,453,876 (4)	54.4%
	As a Group (3 in number)

(4)     Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart Greenwald.

(c)             Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued):

(d)            Equity Compensation Plan Information

Information for our equity compensation plans in effect as of April 30, 2012 is as follows:

	(a)	(b)	(c)
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans Approved by security holders Equity compensation plans not Approved by security holders	250,000 0	$1.10 0	750,000 0
Total..........	250,000	$1.10	750,000

(b)  The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The put options have been extended until the option expiration date of the underlying options.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

(a)            Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a .0199% Interest in Hartford Lubbock Parkade LP, a partnership, which owns a shopping center in Lubbock, Texas.  Lubbock Parkade Inc., is a wholly owned subsidiary of Journal Publishing Inc. owns .9801% of the Partnership.  Journal Publishing Inc. is owned by Neil Ellis, the president and chairman of First Hartford Corporation, and his wife Elizabeth.  First Hartford Realty Corporation manages the Property and receives a 4% management fee, which is the industry norm for a shopping center.

For the year ended April 30, 2012, Parkade Center Inc. and First Hartford Realty Corporation

Were paid the following:

Management Fee (at 4%)	$63,827
Miscellaneous Service	5,280

For the year ended April 30, 2012, Parkade Center Inc. received distributions of $4,294 and Lubbock Parkade Inc. received distributions in that period of $211,087 from Hartford Lubbock LP.

Mr. and Mrs. Ellis also own a small residential property (40 apartment units) in Enfield, Connecticut that the Company no longer manages.

(b)             Certain Business Relationships:

Refer to (a) above.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (concluded):

(c)             Indebtedness of Management:

There is none.

(d)             Transactions with Promoters:

There is none.

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

                               The Company dismissed CCR LLP on April 29, 2011 and engaged J.H. Cohn LLP on April 29, 2011. Set forth below is a summary of the fees paid J. H. Cohen LLP for the fiscal year ended April 30, 2012 and 2011.

	2012	2011
Audit Fees (1)	$98,750	$80,000
Audit Related Fees (2)	37,500	37,500
Tax Fees (3)	-0-	-0-
All Other Fees (4)	15,000	-0-

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

(c)          Reviewed and discussed the independence of the auditors and received a written disclosure from the audit  firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Neil H. Ellis

Stuart I. Greenwald

David B. Harding

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES		Pages

(a)	(1)	The following items are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	11

Financial Statements:

		Consolidated Balance Sheets – April 30, 2012 and 2011	12-13

Consolidated Statements of Operations for the Years
		Ended April 30, 2012 and 2011	14

Consolidated Statements of Comprehensive Loss for the Years
		Ended April, 30, 2012 and 2011	15

Consolidated Statements of Changes in Deficiency
		for the Years Ended April 30, 2012 and 2011	16

Consolidated Statements of Cash Flows for the Years
		Ended April 30, 2012 and 2011	17-18

		Notes to Consolidated Financial Statements	19-33

	(2)	Financial statement schedules

All financial statement schedules are omitted because they are not required.
(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of
Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

	(4)	Instruments defining the rights of security holders, including Indentures.

Not applicable.

	(5)	Voting Trust Agreement.

Not Applicable.

	(6)	Material Contracts.

Not Applicable.

	(7)	Statement regarding computation of per share earnings.

Not Applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(8)	Statement regarding computation of ratios.

Not Applicable.

	(9)	Annual report to Security Holders, Form 10-Q or Quarterly Report To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the

President’s letter attached as Exhibit 13.

	(10)	Letter regarding change in accounting principle.

Not Applicable.

	(11)	Previously Unfilled Documents.

Not Applicable.

	(12)	Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

		DE 150 Corp.	Delaware

		Brewery Parkade, Inc.	Rhode Island

		Cranston Parkade, LLC	Rhode Island

		Tri-City Plaza, Inc.	New Jersey

		1150 Union Street Corp.	Massachusetts

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):

		Name of Subsidiary	State in which Incorporated

		CP Associates, LLC	Rhode Island

		Trolley Barn Associates, LLC	Rhode Island

		Main Street NA Parkade, LLC	Connecticut

		Connolly & Partners, LLC	Massachusetts

		Cranston/BVT Associates Limited Partnership	Rhode Island

		FHRC Management Corp.	Delaware

		The Shoppes at Rio Grande Valley, LP	Texas

		Rockland Place Apartments, LLC	Massachusetts

		Rockland Place Developers, LLC	Massachusetts

		Rockland Place Apartments, LP	Massachusetts

		Independence Park Asset Management Co., LLC	Delaware

		EH&N U Inc.	Massachusetts

		First Harford Plumbing Inc.	Massachusetts

		FALAH Corp.	Massachusetts

		Clarendon Hill Somerville Limited Partnership	Massachusetts

		Clarendon Developer, LLC	Massachusetts

		Clarendon Hill Somerville, LLC	Massachusetts

		LTI Environmental Services Inc.	Massachusetts

	(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

	(14)	Power of Attorney.

Not Applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(15)	Additional Exhibits.

Not Applicable.

	(16)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

	(17)	Exhibit 31.1

	(18)	Exhibit 31.2

	(19)	Exhibit 32.1

	(20)	Exhibit 32.2

(c)		Other Financial Statements - Nonconsolidated subsidiaries

Cranston/BVT Associates Limited Partnership

Dover Parkade LLC

CP Associates, LLC

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant

Has duly caused this Report to be signed on its behalf by the undersigned,

Dated:  September 5, 2012

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

September 5, 2012	/s/ Neil H. Ellis
Neil H. Ellis
Principal and Executive Officer
President and Director

September 5, 2012	/s/Stuart I. Greenwald
Stuart I. Greewald
Principal Financial Officer
Secretary, Treasurer and Director

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

CRANSTON/BVT ASSOCIATES

LIMITED PARTNERSHIP

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	2

FINANCIAL STATEMENTS

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Partners’ Deficit	5

Statements of Cash Flows	6

7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners

Cranston/BVT Associates Limited Partnership:

We have audited the accompanying balance sheets of Cranston/BVT Associates Limited Partnership as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranston/BVT Associates Limited Partnership as of December 31, 2011 and 2010, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  /s/ J.H. Cohn LLP

Glastonbury, Connecticut
September 5, 2012

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Balance Sheets

For the Years Ended December 31, 2011 and 2010

ASSETS

	2011	2010
Real estate and improvements:
Land	$6,530,822	$6,530,822
Land improvements	3,804,003	3,804,003
Building and improvements	17,336,650	17,336,650
	27,671,475	27,671,475
Less accumulated depreciation and amortization	6,517,113	5,876,042
	21,154,362	21,795,433

Cash and cash equivalents	550,490	1,551,984
Tenant accounts receivable, less allowance for doubtful accounts of $60,000 in 2011 and 2010	196,103	99,894
Rent receivable	977,510	915,624
Prepaid expenses	58,885	56,495
Mortgage escrow accounts	635,212	397,095
Mortgage origination costs, net	78,414	101,939
Tenant improvements, net	13,263	26,526
Deferred leasing commissions, net	134,665	152,029
	2,644,542	3,301,586

Total assets	$23,798,904	$25,097,019

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage note payable	$32,545,951	$33,158,970
Accounts payable	18,014	24,117
Accrued liabilities	332,295	159,986
Rents collected in advance	277,867	383,617
Tenant security deposits	44,690	44,690
	33,218,817	33,771,380

Partners' deficit	(9,419,913)	(8,674,361)

Total liabilities and partners' deficit	$23,798,904	$25,097,019

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Rental income	$4,817,439	$4,850,573

Operating expenses:
Rental expense	1,268,656	1,207,371
Depreciation and amortization	695,223	706,804
Selling, general and administrative	38,607	69,269
Management fees - related party	182,561	176,198
	2,185,047	2,159,642

Income from operations	2,632,392	2,690,931

Non-operating income (expense):
Interest and other income	1,973	4,051
Interest expense	(1,864,862)	(1,898,801)
	(1,862,889)	(1,894,750)

Net income	$769,503	$796,181

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Statements of Changes in Partners' Deficit

For the Years Ended December 31, 2011 and 2010

	Cranston Parkade, LLC (98% Owner)	CP/BVT, Inc. (2% Owner)	Total Partners' Deficit

Balance, December 31, 2009	$(9,140,453)	$109,320	$(9,031,133)

Net income	780,257	15,924	796,181

Distributions	(435,498)	(3,911)	(439,409)

Balance, December 31, 2010	(8,795,694)	121,333	(8,674,361)

Net income	754,113	15,390	769,503

Distributions	(1,510,400)	(4,655)	(1,515,055)

Balance, December 31, 2011	$(9,551,981)	$132,068	$(9,419,913)

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

Operating activities:
Net income	$769,503	$796,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681,960	693,542
Amortization of tenant improvements	13,263	13,262
Bad debt expense	-	22,000
Changes in operating assets and liabilities
Tenant accounts receivable	(96,209)	21,325
Rent receivable	(61,886)	(72,290)
Prepaid expenses	(2,390)	(1,779)
Mortgage escrow accounts	(238,117)	(69,627)
Accounts payable	(6,103)	(13,790)
Accrued liabilities	172,309	(2,794)
Rents collected in advance	(105,750)	(81,963)

Net cash provided by operating activities	1,126,580	1,304,067

Financing activities:
Repayments of mortgage note payable	(613,019)	(579,243)
Partner distributions	(1,515,055)	(439,409)

Net cash used in financing activities	(2,128,074)	(1,018,652)

Net change in cash and cash equivalents	(1,001,494)	285,415

Cash and cash equivalents at beginning of year	1,551,984	1,266,569

Cash and cash equivalents at end of year	$550,490	$1,551,984

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,867,820	$1,901,595

See accompanying notes.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies

Business

Cranston/BVT Associates Limited Partnership (the “Partnership”) owns a retail commercial shopping center in Cranston, Rhode Island. It leases space to a limited number of tenants under non-cancellable operating leases which range from five to 25 years. Such leases generally contain renewal options.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheets are unclassified.

Use of Estimates

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and includes reimbursements from tenants for their share of certain expenses such as real estate taxes, utilities, insurance, common area maintenance and others as provided for in the lease agreements.  Amounts due from tenants for rent recognized on a straight-line basis in excess of collections are shown as rent receivable. Reimbursements of expenses are shown as tenant accounts receivable.  Amounts collected from tenants in excess of rent recognized on a straight-line basis are shown as rent collected in advance. There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost.

Buildings and improvements are depreciated using the straight line method over their estimated useful lives which range from 10 to 40 years. Depreciation expense was $641,071 for both 2011 and 2010.

Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered cash equivalents.  Cash (including restricted cash in mortgage escrow accounts) and cash equivalents are on deposit with various financial institutions. At times the balance on deposit may exceed current Federal depository insurance limits.  Management regularly monitors the financial institutions and its cash balances to minimize this potential risk.  At December 31, 2011 and 2010, cash equivalents were $537,909 and $1,526,709, respectively.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies (Continued)

Mortgage Origination Costs

Mortgage origination costs are being amortized on a straight-line basis over the term of the related mortgage note payable. Amortization expense was $23,525 for both 2011 and 2010. Future amortization expense is $23,525 for each year from 2012 through 2014 and $7,839 for 2015.

Deferred Leasing Commissions

Deferred leasing commissions are amortized on a straight-line basis over the life of the related leases. Amortization expense was $17,364 for 2011 and $28,946 for 2010.  Future amortization expense is expected to be as follows:

Year ending December 31,
2012	$22,297
2013	18,631
2014	9,804
2015	8,881
2016	8,881
Thereafter	66,171
$134,665

Tenant Improvements

Tenant improvements represent improvements to leased space made by the Partnership to accommodate the specific requirements of tenants.  Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income.  For both 2011 and 2010, amortization of tenant improvements reduced rental income by $13,263.

Income Taxes

The Partnership is not subject to income taxes. The operating results of the Partnership are allocated to its partners under the Partnership Agreement and included in their respective income tax returns.  As such, no provision or credit for income taxes is recognized in the financial statements.

There are no uncertain income tax positions nor are there any amounts required to be included in the financial statements for related interest or penalties. Tax returns for the years 2009 and later are open to examination by Federal, local and state authorities.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Partnership does not currently have any financial or nonfinancial assets or liabilities measured at fair value.

Long-Lived Assets

Long-lived assets held and used in operation are reviewed for impairment whenever events or changes in circumstances indict that their carrying amount might not be recovered.  There were no impairments for any period presented.

Subsequent Events

In connection with the preparation of the financial statements, the Partnership’s management evaluated events subsequent to December 31, 2011 through September 5, 2012, which is the date the financial statements are available to be issued.

Note 2 – Concentrations of Credit Risk

The Partnership's financial instruments that are subject to concentrations of credit risk consist of amounts due from tenants.  The Partnership assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Partnership establishes an allowance for doubtful tenant accounts receivable based on factors surrounding the credit risk of specific tenants, historical trends and other information.  As of December 31, 2011 and 2010, approximately 62% and 67%, respectively, of the tenant accounts receivable balance was due from two and four tenants, respectively. Approximately 63% and 65%, respectively of the Partnership's rental income was from two tenants in both 2011 and 2010.

Note 3 – Mortgage Note Payable

The mortgage note is payable in monthly payments of $206,737, including interest at 5.6% to May 2015 at which time the remaining outstanding balance is due and payable.

Principal payments to maturity follow: 2012 - $643,494; 2013 - $686,286; 2014 - $726,303 and 2015 - $30,489,868.

Substantially all real estate is mortgaged as collateral.

Note 4 – Related Party Transactions

The Partnership is a party to a property management agreement with Paolino Management, LLC, which is related to a partner of the Partnership. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until canceled by either party.

CRANSTON/BVT ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 5 – Leases

Lease payments are due to the Partnership in monthly installments and escalate by varying amounts annually. Minimum future payments to be received on non-cancelable leases as of December 31, 2011 follow:

2012	$3,671,482
2013	3,634,755
2014	3,432,336
2015	3,359,584
2016	3,330,230
Thereafter	19,362,747
Total	$36,791,134

DOVER PARKADE, LLC

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

APRIL 30, 2012 AND 2011

DOVER PARKADE LLC
TABLE OF CONTENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Dover Parkade LLC:

We have audited the accompanying balance sheets of Dover Parkade LLC (a Limited Liability Company) as of April 30, 2012 and 2011, and the related statement of operations, changes in members' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Parkade LLC as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  /s/ J.H. Cohn LLP

Glastonbury, Connecticut
September 5, 2012

DOVER PARKADE LLC

Balance Sheets

April 30, 2012 and 2011

ASSETS

	2012	2011
Real estate and improvements:
Land	$3,154,000	$3,154,000
Building and improvements	10,994,066	10,994,066
	14,148,066	14,148,066
Less accumulated depreciation	3,172,000	2,889,648
	10,976,066	11,258,418

Cash and cash equivalents	187,913	258,450
Tenant accounts receivable	75,596	42,193
Rent receivable	1,048,856	1,016,131
Prepaid expenses	63,312	58,264
Mortgage escrow accounts	131,771	90,538
Mortgage origination costs, net	74,112	97,516
Tenant improvements, net	324,225	304,676
Deferred leasing commissions, net	195,275	194,208
	2,101,060	2,061,976

Total assets	$13,077,126	$13,320,394

LIABILITIES AND MEMBERS' DEFICIT

Liabilities:
Mortgage note payable	$18,383,647	$18,746,352
Accounts payable and accrued liabilities	125,998	160,269
Rents collected in advance	155,108	133,332
Tenant security deposits	50,065	60,043
	18,714,818	19,099,996
Contingencies

Members' deficit	(5,637,692)	(5,779,602)

Total liabilities and members' deficit	$13,077,126	$13,320,394

See accompanying notes.

DOVER PARKADE LLC

Statements of Operations

For the Years Ended April 30, 2012 and 2011

	2012	2011
Revenues:
Rental income	$2,519,411	$2,555,375

Operating expenses:
Rental expense	579,835	717,591
Depreciation and amortization	379,069	373,989
Selling, general and administrative	50,272	60,124
Management fees - related party	109,455	101,697
	1,118,631	1,253,401

Income from operations	1,400,780	1,301,974

Non-operating income (expense):
Interest and other income	1,730	7,600
Interest expense	(1,010,600)	(1,027,196)
	(1,008,870)	(1,019,596)

Net income	$391,910	$282,378

See accompanying notes.

DOVER PARKADE LLC

Statements of Changes in Partners' Deficit

For the Years Ended April 30, 2012 and 2011

	Sixth Venture, LLC	Tri-City Plaza, Inc.	Total Members' Deficit

Balance, May 1, 2010	$(2,880,990)	$(2,880,990)	$(5,761,980)

Net income	141,189	141,189	282,378

Distributions	(150,000)	(150,000)	(300,000)

Balance, April 30, 2011	(2,889,801)	(2,889,801)	(5,779,602)

Net income	195,955	195,955	391,910

Distributions	(125,000)	(125,000)	(250,000)

Balance, April 30, 2012	$(2,818,846)	$(2,818,846)	$(5,637,692)

See accompanying notes.

DOVER PARKADE LLC

Statements of Cash Flows

For the Years Ended April 30, 2012 and 2011

	2012	2011

Operating activities:
Net income	$391,910	$282,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336,853	333,776
Amortization of tenant improvements	42,216	40,213
Bad debt expense	-	100,107
Changes in operating assets and liabilities
Tenant accounts receivable	(33,403)	(101,810)
Rent receivable	(32,725)	(94,406)
Prepaid expenses	(5,048)	(1,992)
Mortgage escrow accounts	(41,233)	64,335
Tenant improvements	(61,765)	(139,522)
Deferred leasing commissions	(32,164)	(58,550)
Accounts payable and accrued liabilities	(34,271)	71,521
Rents collected in advance	21,776	90,262
Tenant security deposits	(9,978)	4,479

Net cash provided by operating activities	542,168	590,791

Investing activities:
Collection of loan to tenant	-	100,000
Net cash provided by investing activities	-	100,000

Financing activities:
Repayments of mortgage note payable	(362,705)	(346,181)
Partner distributions	(250,000)	(300,000)

Net cash used in financing activities	(612,705)	(646,181)

Net change in cash and cash equivalents	(70,537)	44,610

Cash and cash equivalents at beginning of year	258,450	213,840

Cash and cash equivalents at end of year	$187,913	$258,450

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,012,219	$1,028,740

See accompanying notes

DOVER PARKADE LLC

Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies

Business

Dover Parkade LLC (the "Company") was formed on May 6, 1999, under the laws of the State of New Jersey and has elected to be a Limited Liability Company (“LLC”). As an LLC, the members' liability is limited to their investment in the Company plus any obligations they may have personally guaranteed. The Company owns and operates a retail commercial shopping center in Dover, New Jersey.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, as provided for in the lease agreements. Amounts due from tenants for rent recognized on a straight-line basis in excess of collections are shown as rent receivable. Reimbursements of expenses are shown as tenant accounts receivable. Amounts collected from tenants in excess of rent recognized on a straight-line basis are shown as rent collected in advance. There are no contingent rents.

DOVER PARKADE LLC

Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies (Continued)

Real Estate and Improvements

Real estate and improvements thereon are stated at cost.

Buildings and improvements are depreciated using the straight line method over their estimated useful lives which range from 25 to 40 years. Depreciation expense was $282,352 for each of the years ended April 30, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash consisting of mortgage escrow accounts with various financial institutions, the balance of which may periodically exceed current federal depository insurance limits. Management regularly monitors the financial institutions, together with its cash balances, and attempts to keep this potential risk to a minimum. At April 30, 2012, cash equivalents totaled approximately $187,912 ($258,450 at April 30, 2011), and consisted of a money market account.

Mortgage Origination Fees

Mortgage origination fees are being amortized on a straight-line basis over the term of the related mortgage note payable. Amortization expense was $23,404 for each of the years ended April 30, 2012 and 2011. Future amortization expense is expected to be $23,404 for each of the years ending April 30, 2013 through 2015, and $3,900 for the year ending April 30, 2016.

Deferred Leasing Commissions

Deferred leasing commissions are amortized on a straight-line basis over the term of the related leases. Amortization expense for the next five years is expected to be as follows:

Year ending April 30:
2013	$ 28,128
2014	28,128
2015	26,463
2016	21,773
2017	17,628

DOVER PARKADE LLC

Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies (Concluded)

Tenant Improvements

Tenant improvements represent improvements to leased space made by the Company to accommodate the specific requirements of tenants. Such improvements are amortized on a straight-line basis over the life of the related tenant lease and recorded as a reduction of rental income. For the years ended April 30, 2012 and 2011, amortization of tenant improvements reduced rental income by $42,216 and $40,213, respectively.

Income Taxes

The income or losses of the Company are allocated on a pro-rata basis to each of its members, as defined by the Agreement. Income taxes or credits resulting from the operations of the Company are payable by or accrue to the benefit of the members. As such, no provision or credit for income taxes is required to be recognized in the financial statements.

There are no uncertain income tax positions nor are there any amounts required to be included in the financial statements for related interest or penalties. Tax returns for the years 2008 and later are open to examination by federal, local and state taxing authorities.

Fair Value Measurements

The Company does not currently have any financial or nonfinancial assets or liabilities measured at fair value.

Long-Lived Assets

Long-lived assets held and used in operation are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount might not be recovered.  There were no impairments for any period presented.

Subsequent Events

In connection with the preparation of the financial statements, management evaluated events subsequent to April 30, 2012 through September 5, 2012, which is the date the financial statements are available to be issued.

Note 2 – Concentrations of Credit Risk

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

DOVER PARKADE LLC

Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2 – Concentrations of Credit Risk (Concluded)

Amounts due from tenants are written off when the likelihood of collection is not probable. Management believes that all amounts due from tenants are fully collectible as of April 30, 2012 and 2011. As of April 30, 2012 and 2011, approximately 72% and 71%, respectively, of the tenant accounts receivable balance was due from two tenants. Approximately 56% and 55% of the Company's rental income is from one tenant in the years ended April 30, 2012 and 2011, respectively.

Note 3 – Mortgage Note Payable

The mortgage note is payable in monthly payments of $114,577, including interest at a fixed rate of 5.358% to July 2015 at which time the remaining outstanding balance is due and payable.

Principal payments to maturity for each of the years ending April 30 follow: 2013 - $385,665; 2014 - $407,145; 2015 - $429,822 and 2016 -$17,161,015.

Substantially all real estate is mortgaged as collateral.

Note 4 – Related Party Transaction

The Company is a party to a property management agreement with Paramount Realty, which is related to a member of the Company. The agreement provides for a management fee of 4% of gross receipts and certain leasing commissions and continues until cancelled by either party.

Note 5 – Leases

Lease payments are due to the Company in monthly installments and escalate by varying amounts annually.

Minimum future rentals to be received on non-cancelable leases as of April 30, 2012 follow:

Year ending April 30:
2013	$1,964,712
2014	1,978,518
2015	1,933,663
2016	1,788,727
2017	1,703,237
Thereafter	12,810,298
Total	$22,179,155

DOVER PARKADE LLC

Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 6 – Contingencies

The Company is involved in certain legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is difficult to predict, management currently believes that their ultimate resolution will not have a material adverse effect on the Company’s financial position, operating results or cash flows.

CP ASSOCIATES, LLC

(A LIMITED LIABILITY COMPANY)

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010.

CP ASSOCIATES, LLC

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members

CP Associates, LLC

We have audited the accompanying balance sheets of CP Associates, LLC, a Limited Liability Company, as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, changes in members’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CP Associates, LLC as of December 31, 2011 and 2010, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  /s/ J.H. Cohn LLP

Glastonbury, Connecticut
September 5, 2012

CP ASSOCIATES, LLC

Balance Sheets

December 31, 2011 and 2010

ASSETS

	2011	2010
Real estate and improvements:
Building and improvements	$17,999,418	$17,999,418
Land and land improvements	2,497,161	2,497,161
	20,496,579	20,496,579
Accumulated depreciation and amortization	(3,928,950)	(3,264,541)
	16,567,629	17,232,038

Cash and cash equivalents	2,490,790	1,920,149
Marketable securities	1,113,942	1,356,541
Tenant accounts receivable	170,487	163,372
Rent receivable	386,726	391,536
Prepaid expenses	1,067	1,067
Mortgage origination costs, net	27,273	34,884
Deferred leasing commissions, net	301,380	347,828
	4,491,665	4,215,377

Total assets	$21,059,294	$21,447,415

LIABILITIES AND MEMBERS' DEFICIT

Liabilities:
Mortgage note payable	$19,464,832	$19,934,313
Accrued liabilities	108,989	94,329
Derivative liabilities	4,476,486	3,009,485
	24,050,307	23,038,127
Members' deficit
Members' deficit	(2,663,706)	(1,465,059)
Accumulated other-comprehensive loss	(327,307)	(125,653)
	(2,991,013)	(1,590,712)

Total liabilities and members' deficit	$21,059,294	$21,447,415

See accompanying notes.

CP ASSOCIATES, LLC

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Rental income	$3,030,689	$3,017,247

Operating expenses:
Rental expense	385,891	394,595
Depreciation and amortization	718,469	718,469
Selling, general and administrative	19,631	6,402
Management fees - related party	71,555	69,138
	1,195,546	1,188,604

Income from operations	1,835,143	1,828,643

Non-operating income (expense):
Interest and other income	99,036	92,372
Interest expense	(1,265,825)	(1,277,240)
	(1,166,789)	(1,184,868)
	668,354	643,775

Change in fair value of derivative liabilities	(1,467,001)	(799,775)

Net loss	(798,647)	(156,000)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(201,654)	141,020

Comprehensive loss	$(1,000,301)	$(14,980)

See accompanying notes.

CP ASSOCIATES, LLC

Statements of Changes in Members' Deficit

For the Years Ended December 31, 2011 and 2010

	Accumulated	Members' Deficit
	Other Comprehensive Income (Loss)*	Cranston Brewery, LLC (50% Owner)	Brewery Parkade, LLC (50% Owner)	Total

Balance, December 31, 2009	$(266,673)	$(671,586)	$(337,473)	$(1,009,059)

Net loss	-	(78,000)	(78,000)	(156,000)

Other comprehensive income	141,020	-	-	-

Reallocation of capital	-	107,056	(107,056)	-

Distributions	-	(90,000)	(210,000)	(300,000)

Balance, December 31, 2010	(125,653)	(732,530)	(732,529)	(1,465,059)

Net loss	-	(399,324)	(399,324)	(798,647)

Other comprehensive income	(201,654)	-	-	-

Distributions	-	(200,000)	(200,000)	(400,000)

Balance, December 31, 2011	$(327,307)	$(1,331,854)	$(1,331,853)	$(2,663,706)

*  Consists exclusively of unrealized temporary gains and losses on marketable securities.

See accompanying notes.

CP ASSOCIATES, LLC

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

Operating activities:
Net loss	$(798,647)	$(156,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	718,469	718,469
Change in fair value of derivative liabilities	1,467,001	799,775
Changes in operating assets and liabilities
Tenant accounts receivable	(7,115)	(778)
Rent receivable	4,810	4,811
Due from related parties	-	(13,611)
Prepaid expenses	-	(4)
Accrued liabilities	14,660	(1,445)

Net cash provided by operating activities	1,399,178	1,351,217

Investing activities:
Purchase of marketable securities	(409,056)	-
Sale and maturities of marketable securities	450,000	-

Net cash provided by investing activities	40,944	-

Financing activities:
Repayments of mortgage note payable	(469,481)	(441,822)
Member distributions	(400,000)	(300,000)

Net cash used in financing activities	(869,481)	(741,822)

Net change in cash and cash equivalents	570,641	609,395

Cash and cash equivalents at beginning of year	1,920,149	1,310,754

Cash and cash equivalents at end of year	$2,490,790	$1,920,149

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,253,384	$1,278,685

See accompanying notes

CP ASSOCIATES, LLC

Notes To Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies

Business

CP Associates, LLC, a Limited Liability Company, (the “Company”) was formed September 11, 2000 under the laws of the State of Rhode Island. The Company owns and leases commercial real estate in Cranston, Rhode Island.

The rights and obligations of the members of the Company are governed by the Limited Liability Company Agreement of CP Associates, LLC (the "Agreement") dated as of September 11, 2000. Generally, members are not personally liable for any debts or losses of the Company beyond their capital contributions. Further, profits, losses and gains and losses are allocated to the members based on their interest in the Company. Each of the Company’s members (Cranston Brewery, LLC and Brewery Parkade, Inc.) owns 50%.

Financial Statement Presentation

Consistent with accepted practice in the real estate industry, the accompanying balance sheets are unclassified.

Use of Estimates

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the terms of the respective leases and includes reimbursements from tenants for their share of certain expenses such as real estate taxes, utilities, insurance, common area maintenance and other expenses as provided for in the lease agreements.  Amounts due from tenants for rent recognized on a straight-line basis in excess of collections are shown as rent receivable. Reimbursements of expenses are shown as tenant accounts receivable. There are no contingent rents.

Real Estate and Improvements

Real estate and improvements thereon are stated at cost.

Buildings and improvements are depreciated using the straight-line method over their estimated useful lives which range from 25 to 40 years. Depreciation expense was $664,411 for both 2011 and 2010.

CP ASSOCIATES, LLC

Notes To Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

All highly-liquid investments with a maturity date of three months or less when purchased are considered cash equivalents. Cash (including restricted cash in mortgage escrow accounts) and cash equivalents are on deposit with various financial institutions. At times the balance on deposit with individual institutions may exceed current Federal depository insurance limits. Management regularly monitors the financial institutions and its cash and cash equivalents on deposit with them to minimize this potential risk.  At December 31, 2011 and 2010, cash equivalents were approximately $978,000 and $719,000, respectively.

Mortgage Origination Costs

Mortgage origination costs are being amortized on a straight-line basis over the term of the related mortgage notes payable. Amortization expense was $7,611 for both 2011 and 2010. Future amortization expense is $7,611 for each of the next three years and $4,440 for the fourth year.

Deferred Leasing Commissions

Deferred leasing commissions are amortized on a straight-line basis over the life of the related leases. Amortization expense was $46,447 for both 2011 and 2010 with similar amortization expense expected for each of the next five years.

Income Taxes

The Company is not subject to income taxes. The operating results of the Company are allocated to its members under the Agreement and included in their respective income tax returns. As such, no provision or credit for income taxes is recognized in the financial statements.

There are no uncertain income tax positions nor are there any amounts required to be included in the financial statements for related interest or penalties. Tax returns for the years 2009 and later are open to examination by Federal, local and state authorities.

Fair Value Measurements

Certain assets and liabilities are presented at fair value on a recurring basis. Fair value is determined using valuation techniques based on a hierarchy of inputs. A summary of the hierarchy follows:

  Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

  Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

  Level 3 – Prices or valuations that require inputs that are unobservable.

CP ASSOCIATES, LLC

Notes To Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 1 – Business and Summary of Significant Accounting Policies (Concluded)

Fair Value Measurements (Concluded)

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

Fair Value of Derivative Liabilities

Derivative liabilities consist solely of interest rate swap agreements. In the normal course of business, the Company is exposed to the effects of interest rate changes on its variable rate debt. The Company has entered into interest rate swap agreements to mitigate the exposure to such risk. However, it has not designated such interest rate swap agreements as cash flow hedges. As such, the interest swap agreements are stated at fair value with changes in fair value recognized in operations. Under the terms of the interest rate swap agreements, the Company pays a fixed rate to a third party who in turn pays a variable rate, as defined, to the Company on the respective notional principal amounts.

Long-Lived Assets

Long-lived assets held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount might not be recovered.  There were no impairments for any period presented.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. As of December 31, 2011 and 2010, investments in marketable securities consist solely of equity securities, which are classified as “available for sale.”  Available for sale securities are stated at fair value. Net unrealized holding gains and temporary losses thereon are included as a separate component of members’ deficit. As of December 31, 2011, there were no gross unrealized gains; gross unrealized losses were $327,307. As of December 31, 2010, gross unrealized gains were $12,960 and gross unrealized losses were $138,613. Gains or losses on securities sold are based on the specific identification method. All gross unrealized losses were considered temporary.

Subsequent Events

In connection with the preparation of the financial statements, the Company’s management evaluated events subsequent to December 31, 2011 through September 5, 2012, the date these financial statements were available to be issued.

CP ASSOCIATES, LLC

Notes To Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 2 – Concentrations of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk include amounts due from tenants.  The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Company evaluates the collectability of the amounts due from tenants based on factors surrounding the credit risk of specific tenants, and historical trends and other information.  As of December 31, 2011, all amounts were due from a single tenant and considered fully collectible. For 2011 and 2010, 85% and 86%, respectively, of the Company's rental income is attributable to two tenants.  As of December 31, 2011 and 2010, one of the Company’s major tenants is experiencing financial difficulties. That tenant has ceased operations and subleased the rental space, and has continued to fund its required minimum lease payments through the date these financials were available to be issued. The Company expects that all future payments under the original lease will be collected.

Note 3 – Mortgage Notes Payable

Mortgage notes payable as of December 31, 2011 and 2010 consist of the following.

	2011	2010	Maturity Date
Police Station	$ 9,126,080	$ 9,349,975	July 1, 2031
Gibbs College	10,338,752	10,584,338	June 10, 2015
	$ 19,464,832	$ 19,934,313

The Police Station mortgage note is payable in monthly principal installments of increasing amounts plus interest at the one month US LIBOR rate plus 1.50%. At December 31, 2011 and 2010, the variable interest rate was 1.5202% and 1.5075%, respectively.

The Gibbs College mortgage note is payable in monthly principal installments of increasing amounts plus interest at the one month US LIBOR rate plus 1.10%. At December 31, 2011 and 2010, the variable interest rate was 1.3763% and 1.3625%, respectively.

The above mortgage notes were effectively converted from variable interest rates to fixed interest rates through interest rate swap agreements. Under the interest rate swap agreements related to the Police Station and Gibbs College mortgages, the Company pays interest at fixed rates of 5.16% and 5.01%, respectively, and receives interest at variable rates of the one month US LIBOR.

Substantially all real estate and lease agreements are pledged as collateral.

Future principal payments under both mortgage notes as of December 31, 2011 follow: 2012 – $499,840; 2013 - $533,079; 2014 - $567,550; 2015 - $9,794,203; 2016 - $309,604 and thereafter - $7,760,556.

CP ASSOCIATES, LLC

Notes To Financial Statements

For the Years Ended December 31, 2011 and 2010

Note 4 – Related Party Transaction

The Company is party to a property management agreement with Paolino Management, LLC, which in turn is controlled by Mr. Joseph R. Paolino, Jr.  Mr. Paolino is a member of Cranston Brewery, LLC – a 50% member of the Company. The agreement provides for an annual management fee of 2.5% of gross receipts and continues until cancelled by either party.

Note 5 – Leases

Lease payments are due to the Company in monthly installments and escalate by varying amounts annually. Minimum future payments to be received on non-cancelable leases as of December 31, 2011 follow:

2012	$2,709,640
2013	2,709,640
2014	2,705,843
2015	2,665,830
2016	2,665,830
Thereafter	19,620,410
Total	$33,077,193

Note 6 – Fair Values

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

2011
	Level 1	Level 2	Level 3
Marketable equity securities classified as available-for-sale securities	$ 1,113,942	$ -	$ -
Interest rate swap agreements	$ -	$ 4,476,486	$ -

2010
	Level 1	Level 2	Level 3
Marketable equity securities classified as available-for-sale securities	$ 1,356,451	$ -	$ -
Interest rate swap agreements	$ -	$ 3,009,485	$ -

The marketable securities are used as collateral for a bank letter of credit for Brewery Parkade Inc.’s parent.

Note 6 – Fair Values (Concluded)

The notional principal amounts, expiration dates and fair value of the Company’s interest rate swap agreements as of December 31 follow:

2011

Mortgage Debt	Notional Amount of Swap Agreement	Expiration Date	Fair Value of Swap Agreement
Police Station	$ 9,126,080	July 1, 2031	$ 2,986,075
Gibbs College	10,338,752	June 10, 2015	1,490,411
	$ 19,464,832		$ 4,476,486

2010

Police Station	$ 9,349,975	July 1, 2031	$ 1,572,726
Gibbs College	10,584,338	June 10, 2015	1,436,759
	$ 19,934,313		$ 3,009,485

Net interest expense applicable to the interest rate swap agreements was $980,585 for 2011 and $984,240 for 2010. Interest expense on the related mortgage debt was $285,240 for 2011 and $293,000 for 2010.