Form 10-Q
period 2012-07-31
FIRST HARTFORD CORP
filed 2012-10-05
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012.

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

2,418,302 as of September 30, 2012

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

The financial statements for the three months ended July 31, 2012 have not been reviewed by an independent registered public accounting firm.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	July 31, 2012	April 30, 2012

Real estate and equipment:
Developed properties (including $70,655,253 in July and $70,644,959 in April for VIEs)	$143,711,276	$139,096,722
Equipment and tenant improvements (including $2,026,630 in July and $2,004,014 in April for VIEs)	2,962,719	2,661,928
	146,673,995	141,758,650

Less accumulated depreciation and amortization (including $6,250,437 in July and $5,722,182 in April for VIEs)	16,004,772	15,086,499
	130,669,223	126,672,151

Property under construction (including $28,838 in July and April for VIEs)	3,183,983	6,381,722
	133,853,206	133,053,873

Cash and cash equivalents (including $585,660 in July and $418,838 in April for VIEs)	1,873,180	3,057,736

Cash and cash equivalents – restricted	332,345	457,952

Marketable securities (including $161,048 in July and $155,799 in April for VIEs)	978,642	657,299

Accounts and notes receivable, less allowance for doubtful accounts of $367,500 as of July 31, 2012 and April 30, 2012, respectively (including $124,178 in July and $172,899 in April for VIEs)	2,281,215	1,955,838

Other receivables	6,386,053	8,600,078

Deposits, escrows, prepaid and deferred expenses, net (including $7,323,126 in July and $7,375,023 in April for VIEs)	10,115,867	9,894,914

Investments in affiliates	9,665	9,665

Due from related parties and affiliates (including $0 in July and $65,345 in April for VIEs)	524,513	517,713

Total Assets	$156,354,686	$158,205,068

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND DEFICIENCY

	July 31, 2012	April 30, 2012
Liabilities:
Mortgages and notes payable:
Construction loans payable (including $24,257,043 in July and $24,289,341 in April for VIEs)	$76,408,845	$74,026,262
Mortgages payable (including $33,619,376 in July and $33,795,664 in April for VIEs)	63,959,483	64,241,626
Notes payable (including $2,004,697 in July and April for VIEs)	4,166,057	4,283,654
	144,534,385	142,551,542

Accounts payable (including $623,547 in July and $801,353 in April for VIEs)	1,787,185	2,673,293
Other payables	3,992,396	6,102,292
Accrued liabilities (including $2,516,706 in July and $2,367,143 in April for VIEs)	3,771,199	4,160,079
Deferred income (including $212,820 in July and $214,217 in April for VIEs)	665,328	657,215
Other liabilities	3,873,516	4,098,351
Due to related parties and affiliates (including $249 in July for VIEs)	104,552	102,752
	158,728,561	160,345,524

Deficiency:
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 Shares	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(18,444,732)	(18,419,410)
Accumulated other comprehensive (loss) income	19,482	(12,558)
Treasury stock, at cost, 878,807 and 875,407 shares as of July 31, 2012 and April 30, 2012, respectively	(4,947,981)	(4,943,289)
Total First Hartford Corporation	(14,875,694)	(14,877,720)
Noncontrolling interests	12,501,819	12,737,264

Total Deficiency	(2,373,875)	(2,140,456)

Total Liabilities and Deficiency	$156,354,686	$158,205,068

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011
Operating revenues:
Rental income	$4,562,373	$4,420,707
Service income	2,192,975	910,242
Other income	214,339	1,165
	6,969,687	5,332,114

Operating costs and expenses:
Rental expenses	3,444,322	3,160,936
Service expenses	1,440,058	632,391
Selling, general and administrative	1,007,458	731,548
	5,891,838	4,524,875

Income from operations	1,077,849	807,239

Non-operating income (expense):
Interest expense	(1,776,099)	(1,912,767)
Other income	79,780	74,769
Equity in earnings of unconsolidated subsidiaries	365,720	791,757
	(1,330,599)	(1,046,241)

Loss before income taxes	(252,750)	(239,002)

Provision for (benefit from) income taxes	8,017	(125)

Consolidated net loss	(260,767)	(238,877)

Net loss attributable to noncontrolling interests	235,445	265,826

Net (loss) income attributable to First Hartford Corporation	$(25,322)	$26,949

Net (loss) income per share – basic	$(0.01)	$0.01

Net (loss) income per share – diluted	$(0.01)	$0.01

Shares used in basic per share computation	2,419,802	2,436,711

Shares used in diluted per share computation	2,419,802	2,541,974

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011

Consolidated net loss	$(260,767)	$(238,877)
Other comprehensive income, net of tax:
Unrealized gains on marketable securities	32,040	-0-

Other comprehensive income	32,040	-0-

Comprehensive loss	(228,727)	(238,877)
Comprehensive loss attributable to noncontrolling interests	235,445	265,826

Comprehensive gain attributable to First Hartford Corporation	$ 6,718	$ 26,949

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011

Operating activities:

Consolidated net loss	$(260,767)	$(238,877)

Adjustments to reconcile consolidated net loss to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $140,885 in 2012 and $365,519 in 2011	(224,835)	(426,238)
Depreciation	944,466	860,863
Amortization	94,417	89,563

Changes in operating assets and liabilities:
Accounts, notes and other receivables	1,888,648	3,256,170
Deposits, escrows, prepaid and deferred expenses	(315,370)	250,485
Cash and cash equivalents – restricted	125,607	(389,644)
Accrued liabilities	(388,880)	18,585
Deferred income	8,113	(47,651)
Accounts and other payables	(2,996,004)	(2,057,037)

Net cash provided (used) by operating activities	(1,124,605)	1,316,219

Investing activities:
Distributions from affiliates	-0-	200,000
Purchase of marketable securities	(289,303)	(151,136)
Purchase of equipment and tenant improvements	(300,791)	(24,919)
Additions to developed properties and properties under construction	(1,443,007)	(2,200,384)

Net cash used by investing activities	(2,033,101)	(2,176,439)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011

Financing activities:
Purchase of treasury stock	$(4,692)	$-0-

Proceeds from:
Construction loans payable	2,414,880	1,445,817
Mortgage loans payable	-0-	550,000
Notes payable	-0-	-0-
Principal payments on:
Construction loans payable	(32,298)	(177,312)
Mortgage loans payable	(282,143)	(816,866)
Notes payable	(117,597)	(118,970)
Advances to related parties and affiliates, net	(5,000)	(14,750)

Net cash provided by financing activities	1,973,150	867,919

Net change in cash and cash equivalents	(1,184,556)	7,699

Cash and cash equivalents, beginning of period	3,057,736	858,175

Cash and cash equivalents, end of period	$1,873,180	$865,875

Cash paid during the period for interest	$1,780,702	$1,370,411

Cash paid during the period for income taxes	$209,681	$12,395

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2012 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2012.

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

Net Loss Per Common Share

Basic net income (loss) per share amounts are determined using the weighted average number of shares of common stock outstanding during the reporting period.  Common stock options of 46,297 were anti-dilutive for the three month period ended July 31, 2012. Diluted earnings (loss) per share amounts include the weighted average outstanding common shares as well as dilutive common stock options of 105,263 for the three months ended July 31, 2011.

Financial Instruments and Fair Value

The Company’s financial instruments included cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).   There were no significant gross unrealized gains or temporary losses on such securities as of either July 31, 2012 or April 30, 2012.  Net unrealized gains of $32,040 are included in accumulated other comprehensive income.

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

	July 31, 2012	April 30, 2012
Real estate and equipment, net	$69,589,300	$70,112,601
Other assets	8,194,012	8,187,903
Total assets	77,783,312	78,300,504
Intercompany profit elimination	(3,129,016)	(3,156,971)
Total assets	$74,654,296	$75,143,533

Mortgages and other notes payable	$59,881,116	$60,089,702
Other liabilities	3,353,322	3,382,713
Total liabilities	$63,234,438	$63,472,415

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in CP Associates, LLC, Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for these entities follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
CP Associates, LLC
Revenue	$778,243	$776,986
Expenses	602,278	587,145
Gain on derivatives	463,444	330,387
Net income	$639,409	$520,228

	March 31, 2012	March 31, 2011
Cranston Parkade, LLC
Revenue	$1,299,921	$1,224,115
Expenses	980,519	1,000,181
Net income	$319,402	$223,934

	July 31, 2012	July 31, 2011
Dover Parkade, LLC
Revenue	$640,603	$598,760
Expenses	510,335	484,711
Net income	$130,268	$114,049

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them.  The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions.  The resulting carrying value of these investments is ($3,873,516) as of July 31, 2012 and ($4,098,351) as of April 30, 2012 is included in other liabilities.

3.     Income Taxes:

As of July 31, 2012 the Company has Federal net operating loss carryforwards totaling approximately $13,100,000 that are available to offset future Federal taxable income through various periods expiring between 2013 and 2027. The Company has concluded that it is more likely than not that it would realize any deferred tax asset,

4.     Litigation:

There has been no change in Litigation since April 30, 2012.

5.    Subsequent Events:

On September 5, 2012 a prepayment of $290,000 was made to Richard Kaplan that will apply to a final payment of approximate $754,000 due in 2015.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2012 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations

Rental Income

Rental income increased approximately $142,000 for the three month period ended July 31, 2012 compared to the period ended July 31, 2011.  Approximately $105,000 was from housing and the balance from shopping centers. The increase in the shopping centers came from opening of stores in our Edinburg, Texas center.

Service Income

Service income for the three month periods ended July 31, 2012 and 2011 was approximately $2,192,000 and $910,000, respectively. Of the $1,282,000 increase, approximately $1,200,000 was from construction income. This construction activity was for a non-controlled entity which is not consolidated and thereby not eliminated. For the period ended July 31, 2011, the construction income was $972,000 but had to be eliminated in consolidation as it was for a controlled entity.

For the comparative periods there was a decrease in CVS Pharmacy fees of approximately $154,000. This is anticipated to be made up in future periods. Fees earned by Connolly and Partners (75% owned) amounted to $216,000.

Other Income

Included in other income is revenue of approximately $190,000 from the movie theater the company owns in North Adams, Massachusetts. This was not owned in the three months ended July 30, 2011.

Operating Cost and Expenses

Operating cost for the three months ended July 31, 2012 increased approximately $1,367,000 over the three months ended July 31, 2011. Of this increase, $872,000 was from construction cost and $196,000 was cost of running the movie theater.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operation (concluded):

Interest Expense

Interest expense for the three months ended July 31, 2012 decreased approximately $136,000 which was a result of the interest rate reduction the Company received from the mortgage holder for the Edinburg, Texas shopping center.

Equity in Earnings of Unconsolidated Subsidiaries

Earnings for the three months ended July 31, 2012 decreased approximately $426,000. At April 30, 2012 the loss in CP Associates LLC was due to an unfavorable change in the fair value of derivative liability. However, the loss was reduced by $400,000 for the Company’s share of losses in excess of it’s commitment to provide additional funding.  No income will be recognized until such unrecognized losses are recovered. At July 31, 2012 approximately $320,000 of that loss was recognized.

Income Taxes

The Company has significant net operating loss carryforwards, so it will likely not be required to pay income taxes in the near term.

Capital Resource and Liquidity

The Company ended the period with approximately $2,852,000 of unrestricted cash, cash equivalents and marketable securities. The unrestricted cash and cash equivalents includes approximately $747,000 belonging to VIE’s (Rockland Place, LP and Clarendon Hill Somerville, LP).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments, amounted to approximately $332,000 and are included in restricted cash and cash equivalents.

In August and September 2012, the Company received the balance of the capital contributions due ($5,557,737) and paid off the $2,900,000 balance of the bridge loan.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities (approximately $2,000,000 (plus the $2,900,000 above)) in the next twelve months without any new bank borrowings.

Item 3.  QUANTATIVE AND QUALLITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation ( the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls

Item 4.  CONTROLS AND PROCEDURES (concluded):

Evaluation of Disclosure Controls and Procedures (concluded);

and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2012, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II               OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

                                There has been no change in litigation since April 30, 2012.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
October 5, 2012
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
October 5, 2012
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer