Form 10-Q
period 2012-10-31
FIRST HARTFORD CORP
filed 2012-12-19
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012.

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

2,417,925 as of October 31, 2012

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

The financial statements for the three months ended October 31, 2012 have not been reviewed by an independent registered public accounting firm.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2012	April 30, 2012

Real estate and equipment:
Developed properties (including $70,750,847 in October and $70,644,959 in April for VIEs)	$147,590,431	$139,096,722
Equipment and tenant improvements (including $2,049,542 in October and $2,004,014 in April for VIEs)	3,153,121	2,661,928
	150,743,552	141,758,650

Less accumulated depreciation and amortization (including $6,778,263 in October and $5,722,182 in April for VIEs)	16,945,599	15,086,499
	133,797,953	126,672,151

Property under construction (including $28,838 in April for VIEs)	103,146	6,381,722
	133,901,099	133,053,873

Cash and cash equivalents (including $3,569,184 in October and $418,838 in April for VIEs)	5,949,310	3,057,736

Cash and cash equivalents – restricted	429,102	457,952

Marketable securities (including $216,034 in October and $155,799 in April for VIEs)	1,092,735	657,299

Accounts and notes receivable, less allowance for doubtful accounts of $367,500 as of October 31, 2012 and April 30, 2012 (including $155,676 in October and $172,899 in April for VIEs)	2,660,631	1,955,838

Other receivables	8,132,605	8,600,078

Deposits, escrows, prepaid and deferred expenses, net (including $4,095,935 in October and $7,375,023 in April for VIEs)	6,895,119	9,894,914

Investments in affiliates	9,665	9,665

Due from related parties and affiliates (including $65,345 in April for VIEs)	529,729	517,713

Total Assets	$159,599,995	$158,205,068

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	October 31, 2012	April 30, 2012
Liabilities:
Mortgages and notes payable:
Construction loans payable (including $21,324,256 in October and $24,289,341 in April for VIEs)	$74,571,386	$74,026,262
Mortgages payable (including $33,441,256 in October and $33,795,664 in April for VIEs)	63,674,019	64,241,626
Notes payable (including $1,704,697 in October and $2,004,697 in April for VIEs)	3,774,035	4,283,654
	142,019,440	142,551,542

Accounts payable (including $477,907 in October and $801,353 in April for VIEs)	1,162,445	2,673,293
Other payables	5,849,766	6,102,292
Accrued liabilities (including $2,595,838 in October and $2,367,143 in April for VIEs)	3,959,421	4,160,079
Deferred income (including $249,505 in October and $214,217 in April for VIEs)	743,460	657,215
Other liabilities	3,708,375	4,098,351
Due to related parties and affiliates	102,752	102,752
	157,545,659	160,345,524

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 Shares	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(18,773,083)	(18,419,410)
Accumulated other comprehensive income (loss)	71,329	(12,558)
Treasury stock, at cost, 880,684 and 875,407 shares as of October 31, 2012 and April 30, 2012, respectively	(4,951,601)	(4,943,289)
Total First Hartford Corporation	(15,155,818)	(14,877,720)
Noncontrolling interests	17,210,154	12,737,264

Total Equity (Deficiency)	2,054,336	(2,140,456)

Total Liabilities and Equity (Deficiency)	$159,599,995	$158,205,068

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2012	Oct. 31, 2011	Oct. 31, 2012	Oct. 31, 2011
Operating revenues:
Rental income	$4,678,967	$4,374,374	$9,241,340	$8,795,081
Service income	1,954,477	2,533,124	4,147,452	3,443,366
Sales of real estate	-0-	1,559,658	-0-	1,559,658
Other income	148,830	6,637	363,169	7,801
	6,782,274	8,473,793	13,751,961	13,805,906

Operating costs and expenses:
Rental expenses	3,705,398	3,461,833	7,149,720	6,622,769
Service expenses	1,221,500	657,997	2,661,558	1,290,388
Cost of real estate sales	-0-	968,061	-0-	968,061
Selling, general and administrative expenses	1,067,645	1,007,127	2,075,103	1,738,675
	5,994,543	6,095,018	11,886,381	10,619,893

Income from operations	787,731	2,378,775	1,865,580	3,186,013

Non-operating income (expense):
Interest expense	(1,792,357)	(1,928,549)	(3,568,456)	(3,841,315)
Other income	93,245	74,770	173,025	149,538
Equity in earnings of unconsolidated subsidiaries	224,539	352,126	590,259	1,143,883
	(1,474,573)	(1,501,653)	(2,805,172)	(2,547,894)

(Loss) income before income taxes	(686,842)	877,122	(939,592)	638,119

Income taxes	117	395,018	8,134	394,893

Consolidated net (loss) income	(686,959)	482,104	(947,726)	243,226

Net loss attributable to noncontrolling interests	358,608	224,126	594,053	489,952

Net (loss) income attributable to First Hartford Corporation	$(328,351)	$706,230	$(353,673)	$733,178

Net (loss) income per share – basic	$(0.14)	$0.29	$(0.15)	$0.30

Net (loss) income per share – diluted	$(0.14)	$0.28	$(0.15)	$0.29

Shares used in basic per share computation	2,418,863	2,436,711	2,419,333	2,436,711

Shares used in diluted per share computation	2,418,863	2,509,292	2,419,333	2,529,569

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2012	Oct. 31, 2011	Oct. 31, 2012	Oct. 31, 2011

Consolidated net (loss) income	$(686,959)	$482,104	$(947,726)	$243,226

Other comprehensive income, net of income taxes:
Unrealized gains on marketable securities	51,847	-0-	83,887	-0-

Other comprehensive income	51,847	-0-	83,887	-0-

Comprehensive (loss) income	(635,112)	482,104	(863,839)	243,226
Comprehensive loss attributable to noncontrolling interests	358,608	224,126	594,053	489,952

Comprehensive (loss) gain attributable to First Hartford Corporation	$(276,504)	$706,230	$(269,786)	$733,178

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2012	October 31, 2011

Operating activities:

Consolidated net (loss) income	$(947,726)	$243,226

Adjustments to reconcile consolidated net (loss) income to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $200,283 in 2012 and $610,751 in 2011	(389,976)	(533,132)
Gain on sale of property	-0-	(591,597)
Depreciation	1,890,214	1,764,694
Amortization	236,251	178,643
Deferred income taxes	-0-	395,000

Changes in operating assets and liabilities:
Accounts, notes and other receivables	(237,320)	820,053
Deposits, escrows, prepaid and deferred expenses	2,763,544	1,385,042
Cash and cash equivalents – restricted	28,850	81,694
Accrued liabilities	(200,659)	(2,934,052)
Deferred income	86,245	13,464
Accounts and other payables	(1,763,374)	(936,051)

Net cash provided (used) by operating activities	1,466,049	(113,016)

Investing activities:
Distributions from affiliates	-0-	200,000
Purchase of marketable securities	(351,549)	(151,136)
Purchase of equipment and tenant improvements	(491,193)	(72,476)
Proceeds from sale of real estate	-0-	1,559,658
Additions to developed properties and properties under construction	(2,246,246)	(2,785,296)

Net cash used by investing activities	(3,088,988)	(1,249,250)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	October 31, 2012	October 31, 2011

Financing activities:
Limited partners investment in VIEs	$5,066,943	$-0-
Purchase of treasury stock	(8,312)	-0-

Proceeds from:
Construction loans payable	3,510,210	2,310,618
Mortgage loans payable	-0-	550,000
Notes payable	-0-	25,000
Principal payments on:
Construction loans payable	(2,965,086)	(177,312)
Mortgage loans payable	(567,607)	(1,095,639)
Notes payable	(509,619)	(237,941)
Advances to related parties and affiliates, net	(12,016)	(16,809)

Net cash provided by financing activities	4,514,513	1,357,917

Net change in cash and cash equivalents	2,891,574	(4,349)

Cash and cash equivalents, beginning of period	3,057,736	858,175

Cash and cash equivalents, end of period	$5,949,310	$853,826

Cash paid during the period for interest	$3,623,116	$3,007,214

Cash paid during the period for income taxes	$209,598	$13,114

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Significant Accounting Policies:

Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sales of real estate.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Hartford Corporation (the “Company”), its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board Accounting Standards Codification.  As such, included in the condensed consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership.  The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously accrued loss provisions) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2012 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2012.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Currently, there are no Accounting Standards Update (ASUs) that the Company is required to adopt which are likely to have a material effect on its financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Significant Accounting Policies (concluded):

Net Loss Per Common Share

Basic net income (loss) per share amounts are determined using the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share amounts include the weighted average outstanding common shares as well as dilutive common stock options of 104,193 and 75,236 shares for the three and six month periods ended October 31, 2012. Common stock options of 7,258 and 92,858 for three and six month periods ended October 31, 2011 were anti-dilutive.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized gains of $51,847 and $83,887 for the three and six month periods ended October 31, 2012 are included in accumulated other comprehensive income.

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

	October 31, 2012	April 30, 2012

Real estate and equipment, net	$69,123,187	$70,112,601
Other assets	8,036,828	8,187,903
Total assets	77,160,015	78,300,504
Intercompany profit elimination	(3,101,060)	(3,156,971)
Total assets	$74,058,955	$75,143,533

Mortgages and other notes payable	$56,470,209	$60,089,702
Other liabilities	3,323,250	3,382,713
Total liabilities	$59,793,459	$63,472,415

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in CP Associates, LLC, Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for these entities follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
CP Associates, LLC
Revenues	$783,459	$782,153	$1,561,702	$1,559,139
Expenses	591,735	598,477	1,194,013	1,185,622
Gain (loss) on derivatives	(445,442)	(367,144)	18,002	(36,757)
Net income (loss)	($253,718)	($183,468)	$385,691	$336,760

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cranston Parkade, LLC
Revenue	$1,190,782	$1,269,142	$2,490,703	$2,493,257
Expenses	1,005,761	1,003,614	1,986,280	2,016,795
Net income	$185,021	$265,528	$504,423	$476,462

	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Dover Parkade, LLC
Revenue	$640,373	$662,606	$1,280,976	$1,261,366
Expenses	495,112	523,616	1,005,447	1,008,327
Net income	$145,261	$138,990	$275,529	$253,039

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them.  The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions.  The resulting carrying value of these investments is ($3,708,375) as of October 31, 2012 and ($4,098,351) as of April 30, 2012 is included in other liabilities.

3.   Income Taxes:

As of October 31, 2012 the Company has Federal net operating loss carryforwards totaling approximately $13,100,000 that are available to offset future Federal taxable income through various periods expiring between 2013 and 2027. The Company has concluded that it is not more likely than not that it will realize any deferred income tax assets.

4.   Litigation:

There has been no change in Litigation since April 30, 2012.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Subsequent Events:

The Company received a notice from the Internal Revenue Service dated November 29, 2012 that the service has completed its examination of the Company’s Federal income tax return for period ended April 30, 2010.  The examination resulted in a no change in reported tax.  The determination does not include any partnerships in which the Company has an interest.

On December 10, 2012 Career Education Corp. (a major tenant of a partnership in which the Company owns a 50% interest) filed a Form 8-K with the SEC.  In the filing it identifies the partnership building in Cranston as one of 23 locations they are closing.  Career Education anticipates that a majority of the campus closures will be completed by the second quarter of 2014.  The filing refers to the remaining lease obligations of the 23 locations and the expected cost to it.  Under the lease which does not end until December 31, 2018, Career Education pays approximately $1,525,000 annually plus real estate taxes of approximately $280,000 annually.  The Company anticipates that the rent will continue to be paid through the end of the lease, and the Company has ample time to find a replacement tenant.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s financial position, results of operations and cash flows.  This analysis should be read in conjunction with the condensed consolidated financial statements and related notes.

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may involve risk and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationship with key tenants may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2012 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations

Rental Income

Rental income for three and six months periods ended October 31, 2012, increased approximately $304,000 and $446,000 respectively as compared to the period ended October 31, 2011.

For the three and six months periods ended October 31, 2012, rental income from housing increased $252,000 and $356,000 respectively over the comparable periods in 2011.  Approximately ½ of the increase is from rent increases and the balance from higher occupancy.

13

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operations (concluded):

Rental Income (concluded):

Rental income from retail accounted for the difference with vacancies in our shopping center in North Adams, Mass. made up for by new occupancies in Edinburg Texas, none of the new stores were occupied for the full period.

Service Income

Service income decreased approximately ($579,000) and increased $704,000 on a year over year basis for the three and six month periods ended October 31.  The increases and decreases were due to the following:

	Three Months	Six Months
Construction services	$635,000	$1,835,000
Management fees	$87,000	$227,000
Preferred developer fees	$229,000	$172,000
Development fee on a noncontrolled, nonconsolidated entity
	($1,530,000)	($1,530,000)
	($579,000)	$704,000

The construction revenue above was a result of a project which was finalized by October 31, 2012.

Other Income

For the three and nine months ended October 31, 2012 other income contain proceeds from the movie theater that the Company reopened in North Adams, Mass. on December 6, 2011.  Revenue from the theater was approximately $135,000 and $325,000 for the three and six months period ended October 31, 2012.

Operating Cost and Expenses

To compare operating cost, the following was adjusted for cost that did not effect the comparable periods.

	Three Months		Six Months
	Oct. 31, 2012	Oct. 31, 2011	Oct. 31, 2012	Oct. 31, 2011

Operation Cost – 000’s emitted	$5,994	$6,095	$11,886	$10,619
Less sale of real estate	-0-	(968)	-0-	(968)
Construction cost	(437)	-0-	(1,256)	-0-
Movie theater cost	(168)	-0-	(364)	-0-
	$5,389	$5,127	$10,266	$9,651

The net increase in operating cost and expenses were mainly in line with additional income.

Interest Expense

Reduction of interest expense for periods presented, resulted from a negotiated interest rate reduction with the Company’s lender on the debt to fund the construction of the Edinburg Shopping Center.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased approximately $128,000 and $554,000 on a year over year basis for the three and six months ended October 31, 2012.  During the same periods the amounts distributed from a 50% owned investee were lower than the prior periods by $145,500 and $415,500. Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation and amortization) have exceeded capital contributions.

While the Company has a policy of recording distributions in excess of basis as income, it does not control the rate of distributions of the investee partnership. Cash flow in excess of distribution is held at the partnership level.  Please refer to the financial statements of the Company’s investee partnerships which are included in the Company’s Form 10-K for the year ended April 30, 2012.

Income Taxes

The Company has significant net operating loss carryforwards, so it will likely not be required to pay income taxes in the near term.

Capital Resource and Liquidity

The Company ended the period with approximately $7,042,000 of unrestricted cash, cash equivalents and marketable securities. The unrestricted cash and cash equivalents includes approximately $3,785,000 belonging to VIE’s (Rockland Place, LP and Clarendon Hill Somerville, LP).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments, amounted to approximately $429,000 and are included in restricted cash and cash equivalents.

In August and September 2012, the Company received the balance of the capital contributions due ($5,557,737) and paid off the $2,900,000 balance of the bridge loan.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next twelve months without any new bank borrowings.

Item 3.  QUANTATIVE AND QUALLITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation ( the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of

Item 4.  CONTROLS AND PROCEDURES (concluded):

Evaluation of Disclosure Controls and Procedures (concluded):

the Exchange Act.  Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of October 31, 2012, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

As reported in Form 8-K dated November 6, 2012, the Company approved the appointment of BDO USA, LLC as the Company’s certifying accountants.  While the current 10-Q will be filed without benefit of the accountants review, BDO will subsequently review the July and October 2012 Quarters and the Company will issue amended reports.

Item 5.            OTHER INFORMATION (concluded):

                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on October 25, 2012 in Hartford, Connecticut.

Proposal One:

The following nominees were elected as directors by the votes indicated:

Name	For	Against	Abstain	Broker Non-Votes
Neil H. Ellis	2,009,613	57,508
David B. Harding	2,009,613	57,508
Stuart I. Greenwald	2,009,613	57,508

Proposal Two:

The following proposal from shareholder David E. Kaplan was not approved. That had proposed requiring the Board of Director to take effective action to assure that the Company makes it required SEC Filings in a timely manner and that it includes in its Proxy Statement all of the executive compensation information required by SEC regulations. The votes with respect to Proposal Two were as follows:

Proposal Two	For	Against	Abstain	Broker Non-Votes
Shareholder proposal	111,980	1,955,141

Item 6.	EXHIBITS
a) Exhibits:
	Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the
Securities Exchange Act of 1934.

	Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the
Securities Exchange Act of 1934.

	Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

	Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 18, 2012
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
December 18, 2012
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer