Form 10-Q
period 2013-01-31
FIRST HARTFORD CORP
filed 2013-03-29
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013.

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

2,417,725 as of March 18, 2013

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

The financial statements for the three and nine months ended January 31, 2013 have not been reviewed by an independent registered public accounting firm.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2013	April 30, 2012

Real estate and equipment:
Developed properties (including $70,856,300 in January and $70,644,959 in April for VIEs)	$147,888,282	$139,096,722
Equipment and tenant improvements (including $2,063,431 in January and $2,004,014 in April for VIEs)	3,152,499	2,661,928
	151,040,781	141,758,650

Less accumulated depreciation and amortization (including $7,286,565 in January and $5,722,182 in April for VIEs)	17,893,591	15,086,499
	133,147,190	126,672,151

Property under construction (including $28,838 in April for VIEs)	204,619	6,381,722
	133,351,809	133,053,873

Cash and cash equivalents (including $3,107,638 in January and $418,838 in April for VIEs)	4,539,456	3,057,736

Cash and cash equivalents – restricted	69,995	457,952

Marketable securities (including $693,799 in January and $155,799 in April for VIEs)	2,147,357	657,299

Accounts and notes receivable, less allowance for doubtful accounts of $261,777 as of January 31, 2013 and April 30, 2012 (including $261,777 in January and $172,899 in April for VIEs)	2,254,061	1,955,838

Other receivables	8,531,837	8,600,078

Deposits, escrows, prepaid and deferred expenses, net (including $4,000,179 in January and $7,375,023 in April for VIEs)	6,420,586	9,894,914

Investments in affiliates	9,665	9,665

Due from related parties and affiliates (including $65,345 in April for VIEs)	535,629	517,713

Total Assets	$157,860,395	$158,205,068

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	January 31, 2013	April 30, 2012
Liabilities:
Mortgages and notes payable:
Construction loans payable (including $24,289,341 in April for VIEs)	$53,247,131	$74,026,262
Mortgages payable (including $54,552,247 in January and $33,795,664 in April for VIEs)	84,692,606	64,241,626
Notes payable (including $1,704,697 in January and $2,004,697 in April for VIEs)	3,651,671	4,283,654
	141,591,408	142,551,542

Accounts payable (including $586,874 in January and $801,353 in April for VIEs)	1,113,883	2,673,293
Other payables	6,123,257	6,102,292
Accrued liabilities (including $2,566,945 in January and $2,367,143 in April for VIEs)	3,201,381	4,160,079
Deferred income (including $247,856 in January and $214,217 in April for VIEs)	754,766	657,215
Other liabilities	3,633,469	4,098,351
Due to related parties and affiliates	102,752	102,752
	156,520,916	160,345,524

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 Shares; outstanding 2,417,725 shares in in January 2013 and 2,423,202 in April 2012	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(19,202,132)	(18,419,410)
Accumulated other comprehensive income (loss)	103,778	(12,558)
Treasury stock, at cost, 880,884 and 875,407 shares as of January 31, 2013 and April 30, 2012, respectively	(4,951,601)	(4,943,289)
Total First Hartford Corporation	(15,552,418)	(14,877,720)
Noncontrolling interests	16,891,897	12,737,264

Total Equity (Deficiency)	1,339,479	(2,140,456)

Total Liabilities and Equity (Deficiency)	$157,860,395	$158,205,068

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2013	Jan. 31, 2012	Jan. 31, 2013	Jan. 31, 2012
Operating revenues:
Rental income	$4,819,291	$4,425,802	$14,060,631	$13,220,883
Service income	1,512,638	2,264,662	5,660,090	5,708,028
Sales of real estate	-0-	-0-	-0-	1,559,658
Other income	233,095	91,127	596,264	98,928
	6,565,024	6,781,591	20,316,985	20,587,497

Operating costs and expenses:
Rental expenses	3,483,768	3,459,230	10,633,488	10,081,999
Service expenses	950,009	1,180,728	3,611,567	2,471,116
Cost of real estate sales	-0-	-0-	-0-	968,061
Selling, general and administrative expenses	1,249,829	1,254,526	3,324,932	2,993,201
	5,683,606	5,894,484	17,569,987	16,514,377

Income from operations	881,418	887,107	2,746,998	4,073,120

Non-operating income (expense):
Interest expense	(1,822,748)	(1,891,516)	(5,391,204)	(5,732,831)
Other income	115,349	149,537	288,374	299,075
Equity in earnings (losses) of unconsolidated subsidiaries	152,456	(484,233)	742,715	659,650
	(1,554,943)	(2,226,212)	(4,360,115)	(4,774,106)

Loss before income taxes	(673,525)	(1,339,105)	(1,613,117)	(700,986)

Income taxes	52,781	945,796	60,915	1,340,689

Consolidated net loss	(726,306)	(2,284,901)	(1,674,032)	(2,041,675)

Net loss attributable to noncontrolling interests	297,257	480,883	891,310	970,835

Net loss attributable to First Hartford Corporation	$(429,049)	$(1,804,018)	$(782,722)	$(1,070,840)

Net loss per share – basic	$(0.18)	$(0.74)	$(0.32)	$(0.44)

Net loss per share – diluted	$(0.18)	$(0.74)	$(0.32)	$(0.44)

Shares used in basic per share computation	2,417,725	2,435,552	2,418,797	2,436,315

Shares used in diluted per share computation	2,417,725	2,435,552	2,418,797	2,436,315

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2013	Jan. 31, 2012	Jan. 31, 2013	Jan. 31, 2012

Consolidated net loss	$(726,306)	$(2,284,901)	$(1,674,032)	$(2,041,675)

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on marketable securities	32,449	(90,233)	116,336	(90,233)

Other comprehensive income (loss)	32,449	(90,233)	116,336	(90,233)

Comprehensive loss	(693,857)	(2,375,134)	(1,557,696)	(2,131,908)
Comprehensive loss attributable to noncontrolling interests	320,329	513,531	868,238	1,003,483

Comprehensive loss attributable to First Hartford Corporation	$(373,528)	$(1,861,603)	$(689,458)	$(1,128,425)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2013	January 31, 2012

Operating activities:

Consolidated net loss	$(1,674,032)	$(2,041,675)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $277,833 in 2013 and $644,483 in 2012	(464,882)	(15,167)
Gain on sale of property	-0-	(591,597)
Depreciation	2,839,696	2,637,394
Amortization	311,551	267,868
Deferred income taxes	-0-	1,238,000

Changes in operating assets and liabilities:
Accounts, notes and other receivables	(229,982)	6,220,090
Deposits, escrows, prepaid and deferred expenses	3,162,777	1,178,082
Cash and cash equivalents – restricted	387,957	(1,527,850)
Accrued liabilities	(958,698)	(2,791,036)
Deferred income	97,551	24,577
Accounts and other payables	(1,538,445)	(516,706)

Net cash provided by operating activities	1,933,493	4,081,980

Investing activities:
Distributions from affiliates	-0-	200,000
Purchase of marketable securities	(1,373,722)	(151,136)
Purchase of equipment and tenant improvements	(490,571)	(83,545)
Proceeds from sale of real estate	-0-	1,559,658
Additions to developed properties and properties under construction	(2,647,061)	(5,876,126)

Net cash used by investing activities	(4,511,354)	(4,351,149)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2013	January 31, 2012

Financing activities:
Distributions to noncontrolling interests	$(21,000)	$-0-
Contributions from noncontrolling interests -limited partners investment in VIEs	5,066,943	-0-
Purchase of treasury stock (5,477 shares in 2013 and 13,509 shares in 2012)	(8,312)	(19,453)

Proceeds from:
Construction loans payable	3,510,210	5,138,298
Mortgage loans payable	21,564,256	550,000
Notes payable	-0-	25,000
Principal payments on:
Construction loans payable	(24,289,341)	(3,777,312)
Mortgage loans payable	(1,113,276)	(1,388,508)
Notes payable	(631,983)	(237,941)
Advances to related parties and affiliates, net	(17,916)	(19,559)

Net cash provided by financing activities	4,059,581	270,525

Net change in cash and cash equivalents	1,481,720	1,356

Cash and cash equivalents, beginning of period	3,057,736	858,175

Cash and cash equivalents, end of period	$4,539,456	$859,531

Cash paid during the period for interest	$5,390,231	$4,524,578

Cash paid during the period for income taxes	$336,328	$30,910

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Significant Accounting Policies (concluded):

Net Loss Per Common Share

       Amounts for basic net loss per share were determined using the weighted average number of shares of common stock outstanding during the reporting period. Common stock options of 129,913 and 85,127 for the three and nine month periods ended January 31, 2013 were anti-dilutive. For the three and nine month periods ended January 31, 2012, common stock options of 40,077 and 78,125 were anti-dilutive as well.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized gains of $103,778 as of January 31, 2013 (losses of $12,558 as of April 30, 2012) are included in accumulated other comprehensive (loss) income.

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

	January 31, 2013	April 30, 2012

Real estate and equipment, net	$68,706,271	$70,112,601
Other assets	8,063,393	8,187,903
Total assets	76,769,664	78,300,504
Intercompany profit elimination	(3,073,105)	(3,156,971)
Total assets	$73,696,559	$75,143,533

Mortgages and other notes payable	$56,256,944	$60,089,702
Other liabilities	3,401,675	3,382,713
Total liabilities	$59,658,619	$63,472,415

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in CP Associates, LLC, Cranston Parkade, LLC and Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for these entities follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
CP Associates, LLC
Revenues	$812,399	$769,617	$2,374,101	$2,328,756
Expenses	643,604	642,469	1,837,617	1,828,091
Gain (loss) on derivatives	158,606	(1,388,086)	176,608	(1,424,843)
Net income (loss)	$327,401	($1,260,938)	$713,092	($924,178)

	September 30		September 30
	2012	2011	2012	2011
Cranston Parkade, LLC
Revenue	$1,214,311	$1,091,212	$3,705,014	$3,584,469
Expenses	1,128,883	1,013,008	3,115,163	3,029,803
Net income	$85,428	$78,204	$589,851	$554,666

	January 31		January 31
	2013	2012	2013	2012
Dover Parkade, LLC
Revenue	$593,572	$684,787	$1,874,548	$1,946,153
Expenses	529,489	537,980	1,534,936	1,546,307
Net income	$64,083	$146,807	$339,612	$399,846

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them.  The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions.  The resulting carrying values of these investments is ($3,633,469) as of January 31, 2013 and ($4,098,351) as of April 30, 2012 are included in other liabilities.

On December 10, 2012 Career Education Corp. (a major tenant of C P Associates, LLC) filed a Form 8-K with the SEC.  In the filing it identifies the partnership building in Cranston as one of 23 locations they are closing.  Career Education anticipates that a majority of the campus closures will be completed by the second quarter of 2014.  The filing refers to the remaining lease obligations of the 23 locations and the expected cost to it.  Under the lease which does not end until December 31, 2018, Career Education pays approximately $1,525,000 annually plus real estate taxes of approximately $280,000 annually.  The Company anticipates that the rent will continue to be paid through the end of the lease, and the Company has ample time to find a replacement tenant.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Income Taxes:

As of January 31, 2013 the Company has Federal net operating loss carryforwards totaling approximately $13,100,000 that are available to offset future Federal taxable income through various periods expiring between 2013 and 2027. The Company has concluded that it is not more likely than not that it will realize any deferred income tax assets.

The Company received a notice from the Internal Revenue Service dated November 29, 2012 that the service has completed its examination of the Company’s Federal income tax return for period ended April 30, 2010.  The examination resulted in a no change in reported tax.  The determination does not include any partnerships in which the Company has an interest.

During the three months ended January 31, 2012, the Company concluded that because of cumulative losses it would not in the near term realize previously recognized net deferred income tax assets on net operating loss (NOL) carryovers and temporary differences between the carrying basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes.  As such, the Company increased its valuation allowance for those deferred income tax assets by $843,000, resulting in a non-cash charge to income tax expense of $843,000. Income tax expense for the three and nine months ended January 31, 2012 also includes a charge for a change in estimate for state income taxes of $103,000.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Results of Operations:

Rental Income:

Rental Income by type of tenant follows:

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2013	2012	2013	2012
Residential	$2,778,121	$2,703,612	$8,323,205	$7,892,579
Commercial	2,034,696	1,722,190	5,730,952	5,328,304
	$4,812,817	$4,425,802	$14,054,157	$13,220,883

Residential

Increases in rental income of approximately $75,000 and $431,000 for the three and nine month periods ended January 31, 2013 resulted from the completion of construction in Clarendon Hills Tower during the period ended January 31, 2012. Substantially all apartments removed from rental stock for construction improvements have since been rented. There are minimal vacancies.  There have not been rent increases in the last twelve months.

Commercial

Increases in rental income of approximately $312,000 and $402,000 for the three and nine month periods ended January 31, 2013 comes from Edinburg, Texas.  The three months ended January 31, 2013 represents nearly full occupancy of recently built stores.

Service Income

Service income decreased approximately ($752,000) and ($48,000) on a year over year basis for the three and nine month periods ended January 31, 2013.  The increases and decreases were due to the following:

	Three Months	Nine Months
Construction services	($465,000)	$1,370,000
Management fees	53,000	280,000
Preferred developer fees	149,000	321,000
Leasing fee on a noncontrolled, nonconsolidated entity	(321,000)	(321,000)
Development fee on a noncontrolled, nonconsolidated entity	(168,000)	(1,698,000)
	($752,000)	($48,000)

Other Income

For the three and nine months ended January 31, 2013, other income contains proceeds from the movie theater that the Company reopened in North Adams, Mass. on December 6, 2011.  Revenue from the theater was approximately $209,000 and $534,000 for the three and nine months period ended January 31, 2013. For the period December 6, 2011 to January 31, 2012, the revenue was approximately $89,000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Results of Operations (continued):

Operating Cost and Expenses

Rental Expenses

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2013	2012	2013	2012
Residential	$2,257,336	$2,230,800	$6,951,360	$6,733,648
Commercial	1,226,432	1,228,431	3,682,128	3,348,351
	$3,483,768	$3,459,231	$10,633,488	10,081,999

Service Expenses

For the three and nine month periods ended January 31, 2013, service expenses decreased approximately $230,000 and increased approximately $1,140,000, respectively.  In the three month period ended January 31, 2013, the decrease was a result of a payment in the 2012 period of $250,000 which was the cost of the $321,000 item shown above in service income. The increase for the nine months ended January 31, 2013 was mainly a result of approximately $1,256,000 in construction costs.

Selling, General and Administrative

The movie theater that the Company operates in North Adams, Massachusetts opened mid-December 2011 and only had one and a half months of operation up to January 31, 2012, (approximately $95,000 of expenses). For the nine months ended January 31, 2013, the expenses were approximately $564,000, resulting in the increase between 2012 and 2013.

Non-operating Income (Expense)

Interest Expens

Interest expense breaks out as follows:

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2013	2012	2013	2012
Commercial	$1,086,434	$1,156,730	$3,186,925	$3,489,759
Residential	709,290	729,687	2,124,608	2,220,690
Other	27,024	5,099	79,671	22,382
	$1,822,748	$1,891,516	$5,391,204	$5,732,831

Interest  cost were reduced as previous discussed by the lender of the Edinburg project reducing the interest rate on over $45,000,000 of debt from 6.125% to 5.0%, saving the Company $46,617 monthly. The Company has additional borrowing between October 2011 and October 2012 to build the approximate 110,000 square feet of new stores that opened in 2012 in Edinburg (at 5.0%).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Results of Operations (concluded):

Interest Expense (concluded):

The increase in other interest is due to the interest rate change on the Kaplan note. (See form 10-K April 30, 2012 for additional explanation.)

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries increased approximately $637,000 and $83,000 on a year over year basis for the three and nine months ended January 31, 2013.  During the same periods the amounts distributed from a 50% owned investee were higher (lower) than the prior periods by approximately $44,000 and ($367,000). Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation, amortization and gain or losses from derivatives which are noncash) have exceeded capital contributions.

While the Company has a policy of recording distributions in excess of basis as income, it does not control the rate of distributions of the investee partnership. Cash flow in excess of distribution is held at the partnership level.  Please refer to the financial statements of the Company’s investee partnerships which are included in the Company’s Form 10-K for the year ended April 30, 2012.

Income Taxes

The Company has significant net operating loss carryforwards, so it will likely not be required to pay Federal income taxes in the near term.

Income tax expense for the three and nine month periods ended January 31, 2012, contains a write off of a deferred tax asset, as discussed in Note 3 to the condensed financial statements.

Capital Resource and Liquidity

The Company ended the period with approximately $6,687,000 of unrestricted cash, cash equivalents and marketable securities. The unrestricted cash, cash equivalents and marketable securities include approximately $3,801,000 belonging to VIE’s (Rockland Place, LP and Clarendon Hill Somerville, LP).  Funds received from CVS Pharmacy, which are to be paid out in connection with CVS developments, amounted to approximately $70,000 and are included in restricted cash and cash equivalents.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation ( the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on this Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2013, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

As reported in Form 8-K dated November 6, 2012, the Company approved the appointment of BDO USA, LLC as the Company’s certifying accountants.  While the current 10-Q will be filed without benefit of the accountants review, BDO will subsequently review all periods not reviewed and the Company will issue amended reports.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
March 29, 2013
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
March 29, 2013
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer