Form 10-K
period 2013-04-30
FIRST HARTFORD CORP
filed 2014-03-25
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  ___April 30, 2013________________________

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

                                                                                                                           Yes             X  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

                                                                                                                               Yes             X  No

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   X No

As of October 31, 2012, the aggregate market value of the registrant’s common stock (based upon $2.25 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was approximately $1,251,772.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.  2,412,611 as of March 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Concerning Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of First Hartford Corporation and Subsidiaries (the Company) filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believe”, “anticipate”, “estimate” or “expect”, which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

Restatement

At a Board of Directors meeting on October 23, 2013, the Board determined after conferring with our now former auditors, BDO USA, LLP, that the Company was required to consolidate the following subsidiaries, which had been previously accounted for under the equity or cost method of accounting:

CP Associates, LLC (50% owned)                               Cranston/BVT Limited Partnership (50% owned)

Trolley Barn Associates, LLC (50% owned)                Hartford Lubbock, LP (1.9% owned)

As a result the financial information contained in the previously filed Form 10-K for the period ended April 30, 2012 and the previously filed Forms 10-Q for the periods ended July 31, 2011, October 31, 2011, January 31, 2012, July 31, 2012, October 31, 2012 and January 31, 2013 are not to be relied upon and will be restated.

This report contains the re-audited and restated financial statement for April 30, 2012.

PART I

ITEM 1.           BUSINESS

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (the “Company”), is engaged in the purchase, development, ownership, management and sale of real estate, which collectively is considered a single segment.  The Company has a second segment – “Fee for Service” discussed below.

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

The Company has an agreement with CVS Caremark Corporation (“CVS”) to be a preferred developer in Western Texas, the Rio Grande Valley, Houston, Austin, Long Island, NY, Northern New Jersey and Louisiana.  This is a fee for service agreement whereby the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for real estate committee approval.  Once approved the Company will negotiate a purchase or lease and obtain permits.  The Company will invoice (and record as income) approximately 75% of the fee when the property is purchased or leased and a building permit is issued.  Fees vary based on location and style of the store.  A third party contractor is selected who will work through the Company.  The Company will manage the construction and administrate the contracts and payments.  When a Certificate of Occupancy is obtained, CVS will make a payment of approximately 50% of the balance.  After the store is opened and all the open items are closed out the Company will receive a final payment. These two payments are recognized as income when invoiced.  The entire process will normally take 1-3 years.

The Company is also a preferred developer for Cumberland Farms Inc. Fees for Cumberland Farms Inc. have not been material through April 30, 2013.

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

On April 30, 2013, the Company employed 77 people full time.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

Consolidated Subsidiaries

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Edinburg, TX	Shopping Center	449,558 sq. ft. JC Penney 23% Academy Sports 17% Burlington Coat Factory 18%, Effective rent per sq. ft. occupied, exclusive of JC Penney (JC Penney owns building) is $8.70, occupied 98%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing

X	W. Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Home Goods 18% Big Lots 21% Harbor Freight 12%, Effective rent per sq. ft. occupied is $8.47, 100% occupied	Owned by a subsidiary of the Company

X	North Adams, MA	Shopping Center

131,682 sq. ft.
Steeple City Cinema 20% Company owned;
Steeple City Liquor 11% Company owned;
Peebles 14%
Planet Fitness 8%
Effective rent per sq. ft. occupied – net of 41,067 sq. ft. Company owned $9.02, 85% occupied

100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing after Company receives $500,000

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries (continued):

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Plainfield, CT	Strip Shopping Center	60,154 sq. ft. Big Y 76%, effective rent per sq. ft. occupied is $10.61, 95.8% occupied	Owned by a subsidiary of the Company
X	Putnam, CT	Shopping Center	57,311 sq. ft. Big Lots 46%, Effective rent per sq. ft. occupied is $9.74 100% occupied	Owned by a subsidiary of the Company
	Cranston, RI	Shopping Center	259,600 sq. ft. Kmart 40% Stop & Shop 25 % TJ Maxx 9% Effective rent per sq. ft. occupied is $13.46 99.5% occupied	50% owned by a subsidiary of the Company

	Cranston, RI	College	60,000 sq. ft. Career Education College Effective rent per sq. ft. occupied is $25.41 100% occupied	50% owned by a subsidiary of the Company

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease 100% occupied	50% owned by a subsidiary of the Company

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston Effective rent per sq. ft. occupied is $17.75 100% occupied	50% owned by a subsidiary of the Company

X	Lubbock, TX	Shopping Center	160,555 sq. ft. Steinmart 26% Mardel 25% TJ Maxx 19% Effective rent per sq. ft. occupied is $8.60 91.9% occupied	2.0% owned by a subsidiary of the Company

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries (continued):

The properties listed above, contain approximately 1,383,000 of rentable sq. ft. of which approximately 60,000 sq. ft. was vacant at April 30, 2013.  Over the next 10 years, 76 of the current 87 leases will expire as follows:

Year Ended	Number of Leases	Sq. Ft.	Base Rent	Percentage of Base Rent
4/30/14	4	34,432	$279,235	1.99%
4/30/15	7	100,437	$841,934	6.01%
4/30/16	9	100,215	$758,867	5.42%
4/30/17	17	102,611	$1,295,998	9.25%
4/30/18	9	66,318	$783,875	5.60%
4/30/19	14	235,662	$3,230,134	23.06%
4/30/20	3	77,429	$759,201	5.42%
4/30/21	1	4,256	$68,096	0.49%
4/30/22	4	97,781	$1,424,418	10.17%
4/30/23	7	92,000	$984,864	7.03%

Total rental income of these properties for the year ended April 30, 2013 was approximately $16,908,000 of which approximately $3,342,000 is for reimbursement of Real Estate tax, common area and insurance expense.

The Company does not have any individual tenants which accounts for 5% or more of the Company’s revenues.

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Rockland, MA	Apartments	204 units, low to moderate income 96% occupied, effective sq. ft. rent - $15.27	.01% owned by a 75% owned subsidiary of the Company

X	Somerville, MA	Apartments	501 units, low to moderate income, 98% occupied, effective sq. ft. rent - $23.26	.0049% owned by a 75% owned subsidiary of the Company

ITEM 2.           PROPERTIES (concluded):

Non Consolidated Subsidiaries

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company

	Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company

ITEM 3.           LEGAL PROCEEDINGS

In connection with a court order in the litigation styled Kaplan vs. First Hartford Corporation and Neil H. Ellis, filed in the United States District court for the District of Maine, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan on November 29, 2010. Under the terms set by the court, the Company made a cash payment of $500,000 and issued a secured note for $2,879,407. The note is payable in quarterly installments of $146,184 (interest of 5.92% included) through November 15, 2015. The accrual for this matter was recorded prior to May 1, 2009. In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $767,831 which was paid down to $413,660 by May 15, 2013 and is due upon the final quarterly payment of $146,184.  On October 4, 2013 the Company filed Form 8-K stating the entire debt was paid from the proceeds of a refinancing. There was not any judgment filed against Neil Ellis.

The Company had pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral. All collateral has been returned to the Company.  On December 16, 2011, Kaplan filed a suit to recover approximately $140,000 in legal fees. This suit was settled with a $65,000 payment in February 2012.

The Company may also be involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts, employee disputes and personal injuries. The Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

Other proceedings

The Company is not aware of any other material legal proceedings which would need to be cited herein.

For proceedings involving officers and directors, see Item 10(f) on Page 41.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS                              AND ISSUER PURCHASES OF EQUITY SECURITIES

First Hartford Corporation (OTCQX:  FHRT) trades on OTCQX.  Investors can find current financial disclosure and Real-Time Level 2 quotes for the Company on www.otcmarkets.com. The Company has been suspended from the OTCQX due to non-filings caused by the restatement. Quotes are available on Yahoo Finance.

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2013	High	Low	Dividends Paid Per Common Share
First Quarter	$1.35	$1.35	None
Second Quarter	$2.49	$1.04	None
Third Quarter	$2.71	$2.25	None
Fourth Quarter	$2.61	$2.25	None

2012
First Quarter	$2.00	$1.85	None
Second Quarter	$1.85	$1.38	None
Third Quarter	$1.40	$1.05	None
Fourth Quarter	$1.45	$1.30	None

No dividends have been paid in the past two fiscal years and none could be paid until all the payments discussed in Item 3 were paid.

Sales of common stock have occurred sporadically.  The last reported sale was for $2.75 per share on November 26, 2013.

The Company repurchased 6,377 shares of common stock during the year ended April 30, 2013.

The Company has not sold unregistered shares of securities during the year ended April 30, 2013.

There are approximately 731 shareholders of record for the Company’s common stock as of April 30, 2013.

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

This and certain other sections of the Company’s Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance and constitute  “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors including changes in general economic conditions, interest rates and the availability of funds, and competition and relationships with key customers and their financial condition which may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements, as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Sales of Real Estate

On April 29, 2013 the Company purchased 7.9467 acres of land in Humble, Texas for $2,219,906, of that parcel 1.959 acres was leased to a national retailer.  That lease was simultaneously sold to an investor for $2,385,000.  Approximately $1,205,000 of the purchase price was allocated to cost.  Additionally 2.341 acres was sold to a supermarket chain for $1,220,000 in July of 2013.  See Note 16 subsequent events.  During the year ended April 30, 2012 the Company purchased 18.46 acres of land in Del Valle, Texas for approximately $2,413,000 and sold 2.26 acres of that land for $1,560,000.  The allocated cost of this parcel was approximately $968,000.  The balance of these parcels are available for development.

Rental Income

Rental income for the year ended April 30, by type of tenant follows:

	2013	2012
Residential	$11,105,125	$10,662,444
Commercial	17,171,079	16,862,785
	$28,276,204	$27,525,229

Residential

Increases in rental income of approximately $443,000 resulted from the completion of construction in Clarendon Hills Tower by January 31, 2012.  Subsequently all apartments removed from rental stock for construction improvements have since been rented.  There are minimal vacancies.  There have not been rent increases in the last twelve months.

Commercial

Although commercial increases in rental income increased by approximately $308,000 year over year, there were increases of approximately $479,000 as a result of new rentals in Edinburg, Texas.  We currently only have 9,000 sq. ft. of space unleased in Edinburg (which we are currently in lease negotiations) but we still have the space to double the size of the center.  This would be contingent upon leasing and financing.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Service Income

Service income is approximately made up of the following:

	2013	2012
Income from CVS	$4,822,000	$4,220,000
Cumberland Farms Fees	130,000	-
Construction Income, Delaware Housing	1,966,000	1,342,000
Development Fee, Delaware Housing	-	1,759,000
Management Fees	586,000	310,000
Other Service Income	36,000	149,000
	$7,540,000	$7,780,000

In 2013 the income from CVS was a result of 21 fees as compared to 19 in the prior year.  The Cumberland Farms fee was for the first fee.  As in CVS there is a pipeline of deals but closings have been slow, this will pick up in FYE 2014.

Construction in Delaware was completed by October 2012.  Management fees are mainly from the Delaware project, as the fees which result from controlled projects are eliminated in consolidations.

Other Income

In December 2011, the Company re-opened the cinema in the North Adams shopping plaza, as a subsidiary of the Company.  In the partial year ended April 30, 2012 the cinema operations resulted in revenue of approximately $243,000. For the year ended April 30, 2013 the revenue was approximately $687,000.

Operating Costs and Expenses

Rental Expenses

Rental expense is made up as follows:

Commercial	2013	2012
Depreciation and Amortization	$3,521,000	$3,302,000
Other Rental Expenses	5,893,000	5,140,000
	$9,414,000	$8,442,000
Residential
Depreciation and Amortization	$2,140,000	$2,163,000
Other Rental Expenses	7,040,000	7,011,000
	$9,180,000	$9,174,000

TOTAL	$18,594,000	$17,616,000

The increase in the rental expense from the commercial properties is mainly a result of adding in excess of 100,000 sq. ft. to the Edinburg property.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Service Expense

Service Expense is explained as follows:

CVS Expense	2013	2012
Payroll	$1,070,000	$994,000
Fees	1,648,000	1,425,000
Other	635,000	592,000
	$3,353,000	$3,011,000
Construction and other cost	1,372,000	749,000
	$4,725,000	$3,760,000

The increases above are in line with the increase in income, with the exception the item identified as Development Fee- Delaware Housing in Service Income.  The payroll and other cost of this item are in Selling, General and Administrative Cost.

Selling, General and Administrative (“SG&A”)

The movie theater that the Company operates in North Adams, Massachusetts was not opened until mid-December 2011 and had an operating cost of approximately $250,000 for the partial year ended April 30, 2012.  For the year ended April 30, 2013 the theater had an operating cost of approximately $747,000.

Non Operating Income (Expense)

Interest Expense

	2013	2012
Commercial	$8,086,000	$8,493,000
Residential	2,814,000	2,969,000
Other	124,000	99,000
	$11,024,000	$11,561,000

On January 4, 2012, Protective Life (the lender) was repaid $3,600,000 from a bond issue related to a funding of a Public Infrastructure reimbursement from the City of Edinburg.  This saved the Company in 2013 $147,000 over what we paid in 2012.  Interest costs were reduced as previously discussed by the lender of the Edinburg project reducing the interest rate on over $45,000,000 of debt from 6.125% to 5.0%, saving the Company $46,617 monthly.  The Company has additional borrowings between October 2011 and October 2012 to build the approximate 110,000 square feet of new building in Edinburg, Texas (at 5.0%).

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Equity in Earnings (Losses) of Unconsolidated Subsidiary

The equity in earnings (losses) of unconsolidated subsidiary are broken down as follows:

	April 30, 2013	April 30, 2012
Income from operations	$255,872	$195,953
Distributions	178,500	162,500
Equity in Earnings of Unconsolidated Subsidiary	$434,372	$358,453

Income Taxes

See Note 10 to the Company’s financial statements for information about the effective income tax rate. In general, the Company has significant net operating loss carryforwards, so it will likely not be required to pay Federal income taxes in the near term.

Capital Resources and Liquidity

The Company ended the 2013 fiscal year with approximately $8,347,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalents includes approximately $3,823,000 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to approximately $860,000 and tenant security deposits held by VIE’s of approximately $412,000 are included in restricted cash and cash equivalents.  Additionally $1,220,000 was received in July 2013 from the sale of land which had no debt.

The Company ended the 2013 fiscal year with approximately $4,847,000 of investment in marketable securities, of which approximately $2,937,000 belongs to partner entities.

The Company has a Federal net operating loss carry-forward in excess of $15,000,000 for tax purposes, and no net deferred income tax asset. The Company will not have to pay any Federal taxes until its net operating losses are used or expired.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through April 30, 2014.  Borrowing for new construction loans or property purchases are unclear at this time.

This discussion and analysis of financial condition and results of operations is based on the Company’s Consolidated Financial Statements contained in Item 8 in this Annual Report.

Recently Issued Accounting Guidance:

For a description of recently issued accounting pronouncements, see Note 1 to the consolidated financial statements included in Item 8. Summary of Significant Accounting Policies.

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

Management’s Report on Internal Control over Financial Reporting (concluded):

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2013, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

The Company has engaged a consultant to assist the Company with certain complex, non-routine and unusual accounting issues and transactions when they are encountered.

Changes in Internal control Over Financial Reporting

During the years ended April 30, 2013 and 2012, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
First Hartford Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in deficiency and cash flows for each of the years in the two-year period ended April 30, 2013.  First Hartford Corporation and Subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Hartford Corporation and Subsidiaries as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the 2012 consolidated financial statements have been restated to correct a misstatement.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut
March 19, 2014

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND 2012

ASSETS

	2013	2012
		Restated
Real estate and equipment:
Developed properties (including $70,735,840 in 2013 and $70,644,959 in 2012 for VIEs)	$202,050,054	$192,263,331
Equipment and tenant improvements (including $2,084,461 in 2013 and $2,004,014 in 2012 for VIEs)	3,458,587	2,942,873
	205,508,641	195,206,204
Less accumulated depreciation and amortization (including $7,781,281 in 2013 and $5,722,182 in 2012 for VIEs)	31,695,129	26,501,667
	173,813,512	168,704,537
Property under construction (including $391,905 in 2013 and $420,743 in 2012 for VIEs)	613,200	6,773,627

	174,426,712	175,478,164

Cash and cash equivalents (including $2,052,427 in 2013 and $27,385 in 2012 for VIEs)	8,346,956	6,599,325

Cash and cash equivalents – restricted (including $412,518 in 2013 and $391,938 in 2012 for VIEs)	1,272,924	849,890

Marketable securities (including $1,424,072 in 2013 and $155,799 in 2012 for VIEs)	4,846,778	2,006,964

Accounts and notes receivable, less allowance for doubtful accounts of $508,700 in 2013 and $427,500 in 2012 (including $126,408 in 2013 and $172,899 in 2012 for VIE’s)	3,684,774	3,938,226

Other receivables	8,744,470	8,600,078

Deposits and escrow accounts (including $2,824,785 in 2013 and $5,954,372 in 2012 for VIEs)	5,222,827	8,465,039

Prepaid expenses (including $178,762 in 2013 and $232,200 in 2012 for VIEs)	571,775	660,270

Deferred expenses, net (including $1,091,734 in 2013 and $1,216,492 in 2012 for VIEs)	2,983,819	2,957,117

Investment in affiliates	100	0

Due from related parties and affiliates	165,188	167,259

Total assets	$210,266,323	$209,722,332

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND 2012
(continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2013	2012
		Restated
Liabilities:
Mortgages and other notes payable:
Construction loans payable (including $0 in 2013 and $24,289,341 in 2012 for VIEs)	$52,847,132	$74,026,262
Mortgages payable (including $54,335,209 in 2013 and $33,795,664 in 2012 for VIEs)	146,327,723	127,508,072
Notes payable – other (including $1,704,697 in 2013 and $2,004,697 in 2012 for VIEs)	3,534,301	4,283,654

	202,709,156	205,817,988

Accounts payable (including $434,309 in 2013 and $801,911 in 2012 for VIEs)	1,853,976	3,006,427
Other payables	6,832,367	6,102,294
Accrued liabilities (including $2,648,075 in 2013 and $2,367,143 in 2012 for VIEs)	4,866,430	5,044,902
Accrued cost of derivatives	3,656,380	4,013,042
Deferred income (including $247,856 in 2013 and $214,217 in 2012 for VIEs)	455,475	480,678
Other liabilities	2,198,045	2,453,918
Due to related parties and affiliates (including $377,775 in 2013 and $357,191 in 2012 for VIEs)	449,757	429,044
Total liabilities	223,021,586	227,348,293

Commitments and Contingencies

Shareholders’ Equity (Deficiency):
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,298,609 in 2013 and 2012, outstanding 2,416,825 and 2,423,202 in 2013 and 2012, respectively	3,298,609	3,298,609

Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(22,553,780)	(22,714,515)
Accumulated other comprehensive income (loss)	146,666	(28,748)
Treasury stock, at cost, 881,784 and 875,407 shares in 2013 and 2012, respectively	(4,952,574)	(4,943,289)
Total First Hartford Corporation	(18,862,151)	(19,189,015)

Noncontrolling interests	6,106,888	1,563,054
Total shareholders’ equity (deficiency)	(12,755,263)	(17,625,961)

Total liabilities and shareholders’ equity (deficiency)	$210,266,323	$209,722,332

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	2013	2012
		Restated
Revenues:
Rental income	$28,276,204	$27,525,229
Service income	7,540,019	7,780,090
Sales of real estate	2,385,000	1,559,658
Other income	1,099,192	476,962
	39,300,415	37,341,939

Operating costs and expenses:
Rental expenses	18,594,461	17,616,277
Service expenses	4,725,887	3,760,385
Cost of real estate sales	1,221,627	968,061
Selling, general and administrative expenses	4,717,697	4,195,429
	29,259,672	26,540,152

Income from operations	10,040,743	10,801,787

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	434,372	358,453
Other income	383,155	319,120
Gain (loss) on derivatives	356,662	(1,333,944)
Interest expense	(11,024,267)	(11,560,741)
	(9,850,078)	(12,217,112)

Income (loss) before income taxes	190,665	(1,415,325)

Income taxes	64,985	1,283,470

Consolidated net income (loss)	125,680	(2,698,795)

Net loss attributable to noncontrolling interests	33,279	921,026

Net income (loss) attributable to First Hartford Corporation	$ 158,959	$(1,777,769)

Net income (loss) per share – basic	$0.07	$(0.73)

Net income (loss) per share – diluted	$0.06	$(0.73)

Shares used in basic per share computation	2,418,286	2,433,055
Shares used in diluted per share computation	2,521,227	2,433,055

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	2013	2012
		Restated

Consolidated net income (loss)	$125,680	$(2,698,795)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	330,960	(18,413)

Other comprehensive income (loss)	456,640	(2,717,208)

Amounts Attributable to noncontrolling interests:
Net loss	33,279	921,026
Unrealized gain (loss) on marketable securities	(155,546)	18,788

	(122,267)	939,814

Comprehensive income (loss) attributable to First Hartford Corporation	$ 334,373	$(1,777,394)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income*	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Restated Balance, April 30, 2011	$3,298,609	$5,198,928	$(20,944,545)	$(29,121)	$(4,923,836)	$(17,399,965)	$(1,733,080)	$(19,133,045)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	5,557,738	5,557,738

Equity adjustment for reversing equity method	-0-	-0-	7,799	-0-	-0-	7,799	-0-	7,799

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(1,321,790)	(1,321,790)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(19,453)	(19,453)	-0-	(19,453)

Net loss	-0-	-0-	(1,777,769)	-0-	-0-	(1,777,769)	(921,026)	(2,698,795)

Unrealized loss on marketable securities	-0-	-0-	-0-	373	-0-	373	(18,788)	(18,415)

Restated Balance, April 30, 2012	3,298,609	5,198,928	(22,714,515)	(28,748)	(4,943,289)	(19,189,015)	1,563,054	(17,625,961)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	5,066,944	5,066,944

Equity adjustment for reversing equity method	-0-	-0-	1,776	-0-	-0-	1,776	-0-	1,776

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(645,377)	(645,377)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(9,285)	(9,285)	-0-	(9,285)

Net income (loss)	-0-	-0-	158,959	-0-	-0-	158,959	(33,279)	125,680

Unrealized gain on marketable securities	-0-	-0-	-0-	175,414	-0-	175,414	155,546	330,960

Balance, April 30, 2013	$3,298,609	$5,198,928	$(22,553,780)	$146,666	$(4,952,574)	$(18,862,151)	$6,106,888	$(12,755,263)

*Consists exclusively of net unrealized gains (losses) on available-for-sale marketable securities.

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	2013	2012
Operating activities:		Restated
Consolidated net income (loss)	$125,680	$(2,698,795)
Adjustments to reconcile consolidated net income (loss)
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of
distributions of $178,500 in 2013 and $162,500 in 2012	(255,872)	(195,953)
Gains on sale of real estate	(1,163,373)	(591,597)
Depreciation and amortization of real estate and equipment	5,223,066	5,030,731
Amortization of deferred expenses	514,823	493,155
Deferred income taxes	-0-	1,238,000
Changes in operating assets and liabilities:
Accounts, notes and other receivables	109,060	4,141,681
Deposits and escrow accounts	3,242,212	680,177
Prepaid expenses	88,495	3,597
Deferred expenses	(541,525)	433,466
Cash and cash equivalents – restricted	(423,034)	(231,804)
Accrued liabilities	(178,472)	(2,513,185)
Accrued cost of derivatives	(356,662)	1,333,945
Deferred income	(25,203)	(171,452)
Accounts and other payables	(422,377)	279,488
Net cash provided by operating activities	5,936,818	7,231,454

Investing activities:
(Investments in) distributions from affiliates	(100)	-0-
Investments in marketable securities	(2,508,855)	(267,603)
Purchases of equipment and tenant improvements	(515,714)	(227,876)
Consolidation of formerly nonconsolidated entity	1,776	7,799
Proceeds from sales of real estate	2,385,000	1,559,658
Additions to developed properties and property under construction	(4,877,528)	(9,070,442)
Net cash used in investing activities	(5,515,421)	(7,998,464)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

(continued)

	2013	2012
Financing activities:		Restated
Contributions from noncontrolling interests – limited partners	$5,066,944	$5,557,738
Purchase of treasury stock	(9,285)	(19,453)
Distribution to noncontrolling interests	(645,377)	(1,321,790)
Proceeds from:
Construction loans	3,510,210	8,235,550
Mortgages	22,114,256	550,000
Other notes	-0-	25,000
Principal payments on:
Construction loans	(24,689,340)	(6,687,971)
Mortgages	(3,294,605)	(2,884,830)
Other notes	(749,353)	(359,481)
Advances to related parties and affiliates, net	22,784	30,972
Net cash provided by financing activities	1,326,234	3,125,735

Net change in cash and cash equivalents	1,747,631	2,358,725
Cash and cash equivalents, beginning of year	6,599,325	4,240,600

Cash and equivalents, end of year	$8,346,956	$6,599,325

Cash paid during the year for interest	$10,324,633	$11,272,223
Cash paid during the year for income taxes	$147,942	$89,508

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.   Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate, all of which is considered a single segment.  The Company has a second segment “Fee for Service” in which the Company is engaged as a preferred developer for CVS. (see Service Income to follow).

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

Revenue Recognition

Construction Revenue - The Company primarily develops real estate for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  Construction revenues were approximately $1,966,000 and $1,342,000 for the years ended April 30, 2013 and 2012. Such revenues are included in service income and relate primarily to a single contract which was completed prior to April 30, 2013.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.   Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.  For the years ended April 30, 2013 and 2012, the Company had sales of approximately $2,385,000 and $1,560,000, respectively.  The cost of the property sold was approximately $1,205,000 and $968,000 for 2013 and 2012, respectively.  None of the property sold was otherwise providing cash flows to the Company.

Rental Income – Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common maintenance and other recoverable costs as provided in the lease agreements.  There are no contingent rents. If conditions of rent are not met, certain tenants may have rights to pay percentage rent not to exceed stated rent. Currently there is one tenant on percentage rent.

Service Income

The Company is party to a Preferred Developer Agreement with CVS.  Under this agreement, the Company’s fee for such services provided is recognized as earned when services are provided. Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2013 and 2012 were approximately $4,822,000 and $4,220,000 respectively, which is included in service income in the consolidated statements of operations.  These amounts include the fee on 21 and 19 stores respectively.

The Company also provides management and maintenance services to others.  Fees for such services provided are recognized in service income as earned when services are provided.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with these activities but not yet funded were $6,832,366 and $6,102,292 as of April 30, 2013 and 2012 respectively, and have been included as “other payables” in the consolidated balance sheets.  Related reimbursements due from CVS were $6,533,260 and $6,005,713 as of April 30, 2013 and 2012, respectively, and have been included in other receivables in the consolidated balance sheets.

Cash and Cash Equivalents – Restricted

Cash and cash equivalents – restricted, consist of funds received from CVS in connection with the Company’s Preferred Developer Agreement.  Such amounts are to be used for the payment of costs incurred by the Company for the development and construction of CVS retail pharmacy stores. The restricted cash also contains Tenant Security Deposits held by the VIEs.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.   Summary of Significant Accounting Policies (continued):

Developed Properties, Equipment and Tenant Improvements

Developed properties, equipment and tenant improvements are recorded at cost.

Depreciation and amortization are provided using the straight-line method based on the following estimated useful lives.

Description	Years
Developed properties	15 – 40
Equipment	3 – 10
Tenant improvements	Lesser of improvement life
or lease term

Expenditures for major renewals and betterments, which extend the useful lives of developed properties, equipment and tenant improvements, are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.

Property Under Construction

The Company capitalizes costs directly associated with property under construction. Such costs include materials, construction labor and payroll cost, allocation of salaries and payroll cost from direct activities such as engineering, purchasing and legal and services provided by subcontractors. Material carrying costs for property taxes, insurance and interest are also capitalized during the period of active construction until construction is substantially complete.

The Company capitalizes labor cost for direct work by offsite staff on specific projects.  In the year ended April 30, 2013 approximately $139,000 was capitalized.  For the year ended April 30, 2012 approximately $311,000 was capitalized.

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

Leasing costs incurred, primarily commissions, are capitalized for signed leases.  Financing costs including legal fees and other costs relating to the acquisition of debt financing are deferred.  Leasing and deferred financing costs are included in deferred expenses in the accompanying consolidated balance sheets.  Such costs are amortized using the straight-line method over the terms of the related leases and debt, respectively.  The unamortized balance of such cost was $2,720,341 and $2,885,032 as of April 30, 2013 and 2012, respectively.  Amortization expense was $514,823 and $493,155 for the years ended April 30, 2013 and 2012, respectively.  Amortization expense for the next five years is expected to be as follows:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.      Summary of Significant Accounting Policies (continued):

         Deferred Expenses (continued):

Year Ending April 30
2014	$413,486
2015	330,250
2016	245,602
2017	236,184
2018	205,721
Thereafter	1,289,098
Total	$2,720,341

Investment in Affiliated Entities

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (“Dover”).  The Company has a 50% interest in “Dover” which owns a shopping center in Dover Township, NJ.  The operating and financial policies of “Dover” are not controlled by the Company.  For the years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions. Since 2009, the Company has not increased its negative investment but has begun to record distributions to income. The resulting carrying value of this investment ($2,198,046) as of April 30, 2013 and ($2,453,918) as of April 30, 2012 is included in other liabilities.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 200 unit subsidized housing project in Claymont, Delaware.  The Company is a non-controlling .01% limited partner in the entity.  The Company’s investment is carried at cost of $100. A subsidiary of the Company performed the construction renovations while another subsidiary of the Company is the managing agent.

The Company recorded equity in earnings of unconsolidated subsidiaries of $434,372 and $358,453 for the years ended April 30, 2013 and 2012, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.   Summary of Significant Accounting Policies (continued):

Fair Value Measurements

Certain assets and liabilities are presented at fair value on a recurring basis.  In addition, fair values are disclosed for certain other assets and liabilities.  In all cases, fair value is determined using valuation techniques based on a hierarchy of inputs.  A summary of the hierarchy follows:

•	Level 1–	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 –

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

Marketable Securities – Level 1

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date.  As of April 30, 2013 and 2012, investments consist of equity securities, which are classified as available for sale.  Investments in marketable securities are stated at fair value.  Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency. Net unrealized gains of $188,615 as of April 30, 2013 and loss of $30,874 as of April 30, 2012 are included in accumulated other comprehensive (loss) income. Gains or losses on securities sold are based on the specific identification method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.   Summary of Significant Accounting Policies (continued):

Fair Value Measurements (concluded):

Derivative Instruments – Level 2

During fiscal year 2006, the Company entered into two separate floating-to-fixed interest rate swap agreements with a bank which expire in June 2015 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations.  The gain (loss) on derivatives incurred during the years ended April 30, 2013 and 2012 totaled $356,662 and (1,333,944), respectively, and the Company has recorded a liability of $3,656,380 and $4,013,042 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2013 and 2012, respectively.

Long-Lived Assets

Long-lived assets held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount might not be recovered.  There we no impairments for any period presented.

The Company presents operations related to developed properties that have been sold or developed properties that are intended to be sold as discontinued operations.  Developed properties intended to be sold are designated as “held for sale” on the consolidated balance sheets.  No developed properties were sold during the years ended April 30, 2013 or 2012 and none are designated as held for sale at year end.

  Income Taxes

Deferred income taxes are provided on the differences between the financial statement and income tax bases of assets and liabilities and on net operating loss carryforwards using the enacted tax rates.

A valuation allowance is provided for deferred income tax assets for which realization is not likely in the near term.

As of April 30, 2013 and 2012, the Company has no significant uncertain income tax positions.  The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense.

The State of Massachusetts recently concluded an audit for the years ended April 30, 2008 and 2009. In addition, the Internal Revenue Service conducted an audit for the year ended April 30, 2010.  The Company received a notice from the Internal Revenue Service dated November 29, 2012 that the Service has completed its examination of the Company’s Federal income tax return for the period ended April 30, 2010.  The examination resulted in no change in reported tax.  The determination does not include any partnerships in which the Company has an interest.  Otherwise, tax returns for fiscal years after 2010 are open to examination by Federal, local and state authorities.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

1.    Summary of Significant Accounting Policies (concluded):

  Income Taxes (concluded):

The Company follows FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. After review of the Company’s tax positions, no liabilities were recorded for unrecognized tax benefits as of April 30, 2013 or 2012.

The Company recognizes interest accrued related to unrecognized tax benefits, if any, in interest expense and penalties in operating expense. During the years ended April 30, 2013 and 2012, the Company did not recognize any interest or penalties related to unrecognized tax benefits

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year.  Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants using the “treasury stock” method. For the year ended April 30, 2013, the effect for the dilutive options outstanding was 102,941 shares. For the year ended April 30, 2012, all outstanding options and warrants were anti-dilutive and were excluded from the dilutive earnings (loss) per share calculations for that year since the Company had a net loss.

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing reporting requirements for reporting net income or other comprehensive income in the financial statements. The standards update is effective for reporting periods beginning after December 15, 2012, to be applied prospectively. As this guidance only requires expanded disclosures, the adoption of this guidance will not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

2.   Restatement

The Company has restated its April 30, 2012 consolidated financial statements by adding three joint ventures into its consolidated results.  Upon reanalyzing its agreements, it was determined that the Company was the controlling partner of the ventures which triggers a requirement to consolidate.  The ventures are:

(1) Cranston Parkade, LLC which owns a retail shopping center 259,600 sq. ft.

(2) CP Associates, LLC which owns two 60,000 sq. ft commercial buildings plus land leased to a third party.

(3) Hartford Lubbock Limited Partnership which owns a retail shopping center 160,555 sq. ft.

(4) Trolley Barn Associates which owns approximately 7 acres of vacant land.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

2.     Restatement (continued):

The Company which owns 50% of (1), (2) & (4) and 2% of (3) formerly accounted for them on the equity method. Previously, the investment in Trolley Barn Associates, which is 50% supported by the Company, was not considered material and was not consolidated.  The advances were considered loans.  The Company has determined that Trolley Barn qualifies as a Variable Interest Entity (VIE) and is consolidated as required.

The effects on the Company’s previously issued financial statements are summarized as follows:

Balance Sheet April 30, 2012

	Previously Reported	Increase (Decrease)	Restatement
Real Estate and Equipment Net	$133,053,873	$42,424,291	$175,478,164
Cash	3,515,688	3,933,527	7,449,215
Investment in Marketable Securities	657,299	1,349,665	2,006,964
Accounts and notes receivable	1,955,838	1,982,388	3,938,226
Other receivable	8,600,078	-0-	8,600,078
Deposits, escrows & prepaid & deferred expenses net	9,894,914	2,187,512	12,082,426
Investment in affiliate	9,665	(9,665)	-0-
Due from related parties and affiliates	517,713	(350,454)	167,259
TOTAL ASSETS	$158,205,068	$51,517,264	$209,722,332
Mortgage & notes payables	142,551,542	63,266,446	205,817,988
Payables and accrued liabilities	12,935,664	1,217,957	14,153,621
Accrued cost of derivatives	-0-	4,013,042	4,013,042
Deferred income	657,215	(176,537)	480,678
Other liabilities	4,098,351	(1,644,433)	2,453,918
Due to related parties	102,752	326,292	429,044
Total liabilities	160,345,524	67,002,767	227,348,291
Stockholders Deficit	(2,140,456)	(15,485,503)	(17,625,959)
Total Liabilities and Shareholder Deficit	$158,205,068	$51,517,264	$209,722,332
Statement of Operations – April 30, 2012
	Previously Reported	Increase (Decrease)	Restatement
Revenues	$27,613,440	$9,728,499	$37,341,939
Operating cost	22,593,012	3,947,140	26,540,152
Income from operations	5,020,428	5,781,359	10,801,787
Interest expenses	(7,684,732)	(3,876,009)	(11,560,741)
Other Income	319,120	-0-	319,120
Gain (Loss) or Derivatives	-0-	(1,333,944)	(1,333,944)
Equity in earnings of unconsolidated subsidiaries	1,307,101	(948,648)	358,453
Loss before income tax	(1,038,083)	(377,242)	(1,415,325)
Income Taxes	1,273,054	10,416	1,283,470
Consolidated Net Loss	(2,311,137)	(387,658)	(2,698,795)
Net Loss attributable to non-controlling interest	1,394,808	(473,782)	921,026
Net Loss attributable to First Hartford	$(916,329)	$(861,440)	$(1,777,769)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

2.   Restatement (concluded):

The increased loss attributable to the Company for the year ended April 30, 2012 was mainly due to differences in accounting between equity method and consolidation.  In the year ended April 30, 2012, under the equity method, the Company recorded income of $559,000 from distributions while there was a negative basis (recorded in other liabilities).  There was also $400,000 in losses that exceeded investments and guarantees that were not picked up under the equity method. The balance was timing difference as December 31st was the year end used for the equity method while March 31st was used for consolidation. These items were adjusted in the restatement.

3.   Consolidated Variable Interest Entities

The Company’s consolidated financial statements include the accounts of Rockland Place Apartments Limited Partnership (“Rockland”), Clarendon Hill Somerville Limited Partnership (“Clarendon”) and Trolley Barn Associates, LLC (“Trolley Barn”).  The Company has consolidated Rockland, Clarendon and Trolley Barn based on the express legal rights and obligations provided to it by the underlying partnership agreements and its control of their business activity.

Connolly and Partners, LLC (75% owned by the Company) has a .01% ownership interest in and is a general partner of Rockland.  Connolly and Partners, LLC also owns 49% of Clarendon Hill Somerville, LLC which owns .01% of and is the general partner of Clarendon.  Trolley Barn is 50% owned by the Company.

Rockland owns and operates a rental housing project consisting of 204 units located in Rockland, Massachusetts.  Clarendon owns and operates a 501 unit apartment complex in Somerville, Massachusetts.  Both projects were renovated and are managed by the Company.  Renovation costs were financed with loans from Massachusetts Housing Finance Agency (MHFA), subsidies from U.S. Department of Housing and Urban Development (HUD) and limited partner capital contributions.

Each building of the projects qualifies for low-income housing credits pursuant to Internal Revenue Code Section 42 (“Section 42”), which regulates the use of the projects as to occupant eligibility and unit gross rent, among other requirements.  Each building of the projects must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits.  In addition, Rockland and Clarendon have executed an Extended Low-Income Housing Agreement, which requires the utilization of each project pursuant to Section 42 through the compliance period, even if Rockland or Clarendon disposes of the project.

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

Trolley Barn’s only asset is approximately seven acres of land in Cranston, RI.

Rockland has an agreement with the Rockland Housing Authority whereby the Housing Authority has the option to purchase the property, after the 15-year tax credit compliant period on January 1, 2024, from Rockland.  The option price is based on a specified formula in the agreement.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

3.    Consolidated Variable Interest Entities (continued):

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Association, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.  The option price is the greater of:

a.      Outstanding debt and taxes, or

b.      Fair market value of the property

On February 27, 2012, the Company received a Certificate of Completion from the MHFA for its Clarendon Hill project.  As a result, the Company received from MHFA via its 75% owned subsidiary, net cash of $2,642,000 after applying $2,900,000 to an outstanding bridge loan previously provided by MHFA.  Of the net amount received, $380,000 was for construction work and $2,262,000 for the Company’s Development Fee.  Of the remaining development fee of $2,040,000, $1,423,000 was paid on August 22, 2012 and $617,000 was paid in September 2012. The balance of the bridge loan was paid on August 22, 2012 from the partner’s capital contribution.

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

The assets at April 30, 2013 and 2012 of the consolidated VIEs (Rockland and Clarendon), that can be used only to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets as follows:

	April 30
	2013	2012

Real estate and equipment, net	$68,084,169	$70,112,601
Other assets	8,096,778	8,187,903
Total assets	76,180,947	78,300,504

Intercompany profit elimination	(3,045,149)	(3,156,971)
Consolidated	$73,135,798	$75,143,533

Mortgages and other notes payable	$56,039,906	$60,089,702
Other liabilities	3,330,240	3,382,713
Total liabilities	$59,370,146	$63,472,415

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

3.   Consolidated Variable Interest Entities (concluded):

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon. Combined revenues for Rockland and Clarendon were $11,105,125 for the year ended April 30, 2013 and $10,662,444 for the year ended April 30, 2012. The combined net loss for Rockland and Clarendon was $1,073,416 for the year ended April 30, 2013 and $1,427,433 for the year ended April 30, 2012. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

The Limited Partners in Clarendon have made the required Final capital contributions of $5,066,943 (including approximately $126,000 for early delivery of tax credits) in the year ended April 30, 2013.

4.     Construction Loans, Mortgages and Notes Payable:

Information about the Company’s debt follows:

	2013	2012

Construction loans and mortgages payable with interest rates ranging from zero to 11.00% at April 30, 2013 and 2012 and maturities at various dates through 2056.	$199,174,855	$201,534,334

Notes payable on Clarendon with interest rates ranging from zero to 4.40% at April 30, 2013 and 2012 and maturities ranging from 2030 to 2050.	1,704,697	1,704,697

Note and pre-judgment interest payable to Richard E. Kaplan in quarterly installments with interest and final payment of $564,233 due November 15, 2015 Paid in full by October 4, 2013. See Note 16 Subsequent Events.	1,829,604	2,578,957

	$202,709,156	$205,817,988

No interest was capitalized for the years ended April 30, 2013 and 2012, as the amounts were not material.

Aggregate principal payments due on the above debt follow:

Year Ending April 30

2014	$ 3,188,852
2015	68,777,342
2016	42,435,613
2017	1,990,364
2018	12,658,404
Thereafter	73,658,581
$202,709,156

Included in the 2015 maturities is $52,847,132 of non-amortizing debt which will be converted to amortizing debt (25 years).  There is additionally $12,425,402 which will have to be refinanced in the same year.

Substantially all real estate owned is pledged as collateral for construction and mortgage loans.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

5.     Public Infrastructure Reimbursements and Other Incentives:

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, Texas, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with the agreement, the Company receives reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives.

Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg and reduction of the cost of the shopping center of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is payable solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $5,788,740 in reimbursements of eligible public infrastructure costs through April 30, 2013.  The remaining receivable of $2,211,260 is included in other receivables at April 30, 2013.  The remaining receivable will be collected from the proceeds from the issuance of additional public infrastructure bonds by the City of Edinburg or collection of sales tax.

Other Cash Incentives

In connection with the agreements, the Company also receives contributions from the Edinburg Economic Development Corporation (“EEDC”) of up to $4,000,000 as its .5% share of sales tax revenue generated from the shopping center.  Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other operating revenue when received.  The Company received $383,155 and $319,120 from the EEDC for the years ended April 30, 2013 and 2012, respectively.

6.   Pledge of Stock in Subsidiaries:

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

The President of the Company has guaranteed the following outstanding amounts at April 30, 2013:

Loan for Career Education building -
5% of loan balance outstanding	$504,000
Construction loan – Edinburg, Texas	$53,247,000

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

7.   Related Party Transactions:

Amounts included in revenue resulting from transactions with Journal Publishing Inc., a company which is owned by the President of the Company and his wife are as follows:

	2013	2012

Service Fees	$11,223	$6,711
Total	$11,223	$6,711

Included in amounts due from related parties and affiliates is approximately $157,000 at April 30, 2013 and 2012. This relates to funds borrowed from Hartford Lubbock Limited Partnership by Green Manor Corp., which owns Journal Publishing, which owns 98.01% of Hartford Lubbock Limited Partnership. These funds were borrowed some years ago (prior to consolidation).

Included in amounts due to related parties and affiliates is approximately $450,000 and $429,000 payable to Cranston Brewery LLC at April 30, 2013 and 2012, respectively. Cranston Brewery LLC is an affiliate but not owned by the Company. The amount due represents their investment in Trolley Barn Associates (50%). The Company’s advances were eliminated in consolidation.

8.     Stock Option Plan:

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

As of April 30, 2013 and 2012, 250,000 options were outstanding and exercisable at a weighted average exercise price of $1.10 a share. During the years ended April 30, 2013 and 2012, no options were granted or exercised.  All options granted vested prior to May 1, 2009. As such, there was no compensation expense for the years presented.  The aggregate intrinsic value of outstanding options as of April 30, 2013, was approximately $325,000. On February 11, 2014, all options were unexercised and expired unused.

9.     Employee Retirement Plan:

The Company has adopted a Simple IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $69,073 and $70,244 for the years ended April 30, 2013 and 2012, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

10.     Income Taxes:

The provision for income taxes consists of:

	2013	2012

Current state income taxes	$65,000	$ 45,000
Deferred income taxes	-0-	1,238,000
	$65,000	$1,283,000

The components of the net deferred income tax asset follow:

Tax effect of net operating loss carry-forwards	$4,909,000	$4,909,000
Valuation allowance	(4,909,000)	(4,909,000)
	$-0-	$-0-

The current provision for state income taxes for the years ended April 30, 2013 and 2012 reflects profitable operations of certain of the Company’s subsidiaries in those jurisdictions.  As of April 30, 2012, no additional net deferred income tax assets are expected to be realized in the near term.  Accordingly, the Company increased its valuation allowance by $1,283,000 for the year ended April 30, 2012. The Company has Federal net operating loss carry-forwards in excess of $14,000,000 at April 30, 2013 that are available to offset future Federal taxable income through various periods expiring between 2016 and 2028.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2013	2012

Federal statutory rate (34%)	$52,000	$(481,000)
State tax – net of Federal effect	43,000	40,000
Change in valuation allowance on deferred tax assets	-	1,238,000
Losses attributable to noncontrolling interests	37,000	313,000
Other	(67,000)	173,000

Provision for income taxes	$65,000	$1,283,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

11.    Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2013 are as follows:

Year Ending April 30

2014	$13,466,926
2015	13,053,830
2016	12,119,349
2017	10,739,071
2018	9,953,237
Thereafter	42,511,325
Total	$101,843,738

12.    Investments in Affiliates:

Summarized financial and other information for the Company’s investment in Dover Parkade LLC (Dover) follows:

Dover – New Jersey:

As of and for the years ended April 30

Company ownership – 50% investment at inception was $147,500.

	2013	2012

Assets	$12,864,049	$13,077,126
Liabilities	18,321,995	18,714,818
Members’ deficit	(5,457,946)	(5,637,692)
Revenue	2,600,929	2,519,411
Operating expenses	1,103,281	1,118,631
Non-operating expense, net	(985,902)	(1,008,870)
Net income	511,746	391,910

Dover’s major tenant is Stop & Shop, which provided 55% and 56% of the total revenue in both 2013 and 2012 under a lease that expires June 30, 2026.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

13.    Concentrations of Credit Risk:

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

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores.  Based on historical experience and other information, no allowance for doubtful accounts is considered necessary by management as of April 30, 2013 or 2012.

14.    Segment Information:

The factors used by the Company to identify reportable segments include differences in products and services and segregated operations within the Company. The first segment, “Real Estate Operations” participates in the purchase, development, management, ownership and the sale of real estate.  Within its second segment, “Fee for Service”, the Company provides preferred developer services to CVS and Cumberland Farms Inc. in certain geographic areas. Summary financial information for the two reportable segments are approximately as follows:

	2013	2012

Real Estate Operations	$34,348,000	$33,122,000
Fee for Service	4,952,000	4,220,000
TOTAL	$39,300,000	$37,342,000

Operating Cost and Expense:
Real Estate Operations	$21,519,000	$19,674,000
Fee for Service	3,353,000	3,011,000
SGA	4,388,000	3,855,000
	$29,260,000	$26,540,000

All cost after operating expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $860,000 in 2013 and $449,000 in 2012 and receivables of $6,533,000 in 2013 and $6,006,000 in 2012.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

15.    Litigation:

In connection with a court order in the litigation styled Kaplan vs. First Hartford Corporation and Neil H. Ellis, filed in the United States District Court for the District of Maine, the Company purchased 591,254 shares of common stock beneficially owned by Richard E. Kaplan on November 29, 2010. Under the terms set by the court, the Company made a cash payment of $500,000 and issued a secured note for $2,879,407. The note is payable in quarterly installments of $146,184 (interest of 5.92% included) through November 15, 2015. The accrual for this matter was recorded prior to May 1, 2009. In addition, the Company was also required to pay “pre-judgment interest” from September 13, 2005 through November 29, 2010 of approximately $767,831 which was paid down to $413,660 by May 15, 2013 and is due upon the final quarterly payment of $146,184. On October 4, 2013 the company filed Form 8K stating the entire cost was paid from the proceeds of a refinancing.

            The Company had pledged the aforementioned 591,254 shares of repurchased common stock and a security interest in certain of the Company’s other assets as collateral. On December 16, 2011, Kaplan filed a suit to recover approximately $140,000 in legal fees. This suit was settled with a $65,000 payment in February 2012.

The Company may also be involved in other legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts, employee disputes and personal injuries. The Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

16.  Subsequent Events:

The Company has evaluated for subsequent events through March 19, 2014, the date the financial statements were available to be issued.

            In July 2013, the Company sold 2.341 acres of land to a supermarket chain for $1,220,000. This sale was part of the April 29, 2013 purchase of a total of 7.9467 acres of land in Humble, Texas and the simultaneous leasing of 1.959 acres to a national retailer.

On October 4, 2013 the Company refinanced a shopping center in Plainfield, CT and used the excess proceeds to pay off the Kaplan Note and accrued interest of $1,479,998 (see Note 4).

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors

 The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:

Name	Age	Period of Service
Neil H. Ellis	86	1966 – Present
Stuart I. Greenwald	71	1980 – Present
David B. Harding	69	1998 – Present

 There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(b)          Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

Neil H. Ellis	86	President	1966 – Present
Stuart I. Greenwald	71	Treasurer/Secretary	1980 - Present
David B. Harding	69	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)          Identification of Certain Significant Employees

Name	Age	Position	Period of Service
John Toic	41	Vice President	2003 - Present

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

Mr. Harding has been Vice President of the Company since 1998.  Additionally, he was the President or Vice President of Richmond Realty, LLC (“Richmond”) a real estate management company owned by him and his wife from January 1996 until it was dissolved.  Prior to that, he had worked for the Company in the finance area for three years.  In the past, Richmond had managed certain properties of the Company.

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

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (concluded):

(i)         Section 16 (a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 and 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2013, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act. Except for the following:

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

ITEM 11.         EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis Director and (CEO)	2013	$251,053	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$251,053
	2012	$251,053	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$251,053
Stuart I. Greenwald Director, Treasurer and Secretary	2013	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA $4,500	$154,500
	2012	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$4,500	$154,500
David B. Harding Director and Vice President	2013	$176,053	$50,000	$-0-	$-0-	$-0-	$-0-	Simple IRA $6,750	$232,803
	2012	$176,053	$-0-	$-0-	$-0-	$-0-	$-0-	$5,250	$181,303

Directors Compensation

Directors have not received any compensation for serving on the Board.

 (b)      Stock Options

The Company has a stock option plan which was approved and ratified by the shareholders of the Company.  The Company does not have a formal schedule for issuing options.  In the past 25 years, the Company awarded an aggregate of 250,000 options in increments of 50,000 options each to 5 long term employees; such options were awarded in February 2004.  Mr. Harding and Mr. Greenwald were included in these employees.  The options fully vested in February of 2006 and expired February 11, 2014.  These options have never been repriced. All options were unexercised on February 11, 2014 and expired unused.

ITEM 11.         EXECUTIVE COMPENSATION (continued):

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards				Stock Awards
Name	Number of Securities Under-lying Un-exercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stuart I. Greenwald	50,000	0	0	1.10	2/11/14	0	0	0	0
David B. Harding	50,000	0	0	1.10	2/11/14	0	0	0	0
Other Employees	150,000	0	0	1.10	2/11/14	0	0	0	0

 (c)     Benefits and Perquisites

Medical

All employees, including executive officers, working over 30 hours a week are entitled to Company paid medical insurance of which the employee pays, family $73 a week, employee and spouse $58 a week and employee $27 a week.

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

ITEM 11.       EXECUTIVE COMPENSATION (concluded):

(d)      Automobiles

To assist management of the Company in carrying out its responsibilities and to improve job performance, the Company provides its executive officers with automobiles.  The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles.  However, after reasonable inquiry, the Company has concluded that the amount of any such benefit is immaterial and does not in any event exceed $10,000 to any officer.  No provision had therefore been made for any such benefit.  All of the above mentioned officers are provided automobiles.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)        Security Ownership of Certain Beneficial Owners – per SEC filings:

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	(3) Percent Of Class

Common Stock	Neil H. Ellis	1,355,326(1)	50.8%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	John Filippelli	308,508 (2)	11.5%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	7.5%
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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (concluded):

(b)        Security Ownership of Directors and Executive Officers:

The following sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common	Neil H. Ellis	1,355,326 (1)	50.8%
	43 Butternut Road
	Manchester, CT 06040

Common	All Directors and Officers	1,455,326 (4)	54.6%
	As a Group (3 in number)

(4)   Included in shares of officers and directors are options for 100,000 shares for David Harding and Stuart I. Greenwald.

(c)        Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

(d)        Equity Compensation Plan Information

Information for our equity compensation plans in effect as of April 30, 2013 is as follows:

	(a)	(b)	(c)
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans Approved by security holders	250,000	$1.10	750,000
Equity compensation plans not Approved by security holders	0	0	0

Total..........	250,000	$1.10	750,000

(b)   The options include a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The put options have been extended until the option expiration date of the underlying options and expired unused at February 11, 2014.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

                        INDEPENDENCE

(a)         Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a .0199% Interest in Hartford Lubbock Parkade LP, a partnership, which owns a shopping center in Lubbock, Texas.  Lubbock Parkade Inc., a wholly owned subsidiary of Journal Publishing Inc. owns .9801% of the Partnership.  Journal Publishing Inc. is owned by Neil H. Ellis, the president and chairman of First Hartford Corporation, and his wife Elizabeth, through their ownership of Green Manor Inc. which owns Journal Publishing Inc. First Hartford Realty Corporation manages the Property and receives a 4% management fee, which is the industry norm for a shopping center.

For the years ended April 30, 2013 and 2012, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:

	2013	2012
Management Fee (at 4%)	$66,560	$63,827
Miscellaneous Service	11,666	5,280

For the year ended April 30, 2013 and 2012, Parkade Center Inc. received distributions of $9,243 and $4,294, respectively. For the year ended April 30, 2013 and 2012, Lubbock Parkade Inc. received distributions of $455,682 and $211,087, respectively, from Hartford Lubbock LP.

(b)         Certain Business Relationships:

Refer to (a) above.

(c)         Indebtedness of Management:

There is none.

(d)         Transactions with Promoters:

There is none.

(e)         Director Independence:

Neil H. Ellis, David B. Harding and Stuart I. Greenwald are all employees of the Company and by definition are not independent.  The Company does not have any directors that meet the independence standards for audit, nominating or compensation committee.

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system, which has a requirement that a majority of the Board of Directors be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company and J H Cohn, LLP terminated their relationship on October 2, 2012.  On November 2, 2012, the Company engaged BDO USA as our auditor for the fiscal year ended April 30, 2013. On December 2, 2013, The Company terminated the relationship with BDO USA. The Company paid BDO approximately $60,000 for audit fees of the three related companies and approximately $255,000 for the unfinished Company audit.

On December 5, 2013, the Company engaged Mahoney Sabol & Company, LLP to audit 2013 and 2012.

The 2013 amounts in the table below represent payments made to Mahoney Sabol & Company, LLP. The 2012 amounts represent payments made to J.H. Cohn, LLP.

	2013	2012
Audit Fees (1)	$150,000	$98,750
Audit Related Fees (2)	-0-	37,500
All Other Fees (3)	-0-	15,000

(1)

Includes fees for the audit of the Company’s annual financial statements included in its Annual Report on Form 10-K. The 2013 Fees are an estimate. The reviews of the interim condensed financial Forms 10-Q will be billed when completed.

(2) Includes fees for the audit of financial statements of certain entities which are included in the Company’s Annual Report on Form 10-K.

(3) Includes fees for research.

The Board of Directors has:

(a)	Reviewed and discussed the Company’s audited financial statements with the independent auditors;

(b)	Discussed with the independent auditors the matters required to be discussed by professional standards;

(c)	Reviewed and discussed the independence of the auditors and received a written disclosure from the audit firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Neil H. Ellis
Stuart I. Greenwald
David B. Harding

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES		Pages

(a)	(1)	The following items are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm -	15

		Financial Statements:

		Consolidated Balance Sheets – April 30, 2013 and 2012	16-17

		Consolidated Statements of Operations for the Years
		Ended April 30, 2013 and 2012	18

		Consolidated Statements of Comprehensive Income (Loss) for the Years
		Ended April, 30, 2013 and 2012	19

		Consolidated Statements of Changes in Deficiency
		for the Years Ended April 30, 2013 and 2012	20

		Consolidated Statements of Cash Flows for the Years
		Ended April 30, 2013 and 2012	21-22

		Notes to Consolidated Financial Statements	23-39

	(2)	Financial statement schedules

		All financial statement schedules are omitted because they are not required.

(b)		Exhibits

	(3)	Articles of Incorporation and by-laws.

		Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of
		Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

	(4)	Instruments defining the rights of security holders, including Indentures.

		Not applicable.

	(5)	Voting Trust Agreement.

		Not Applicable.

	(6)	Material Contracts.

		Not Applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(7)	Statement regarding computation of per share earnings.

Not Applicable.

(8)		Statement regarding computation of ratios.

Not Applicable.

(9)		Annual report to Security Holders, Form 10-Q or Quarterly Report To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the President’s letter attached as Exhibit 13.

(10)		Letter regarding change in accounting principle.

Not Applicable.

(11)		Previously Unfilled Documents.

Not Applicable.

(12)		Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

		DE 150 Corp.	Delaware

		Brewery Parkade, Inc.	Rhode Island

		Cranston Parkade, LLC	Rhode Island

		Tri-City Plaza, Inc.	New Jersey

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):

		Name of Subsidiary	State in which Incorporated

		1150 Union Street Corp.	Massachusetts

		CP Associates, LLC	Rhode Island

		Trolley Barn Associates, LLC	Rhode Island

		Main Street NA Parkade, LLC	Connecticut

		Connolly & Partners, LLC	Massachusetts

		Cranston/BVT Associates Limited Partnership	Rhode Island

		FHRC Management Corp.	Delaware

		The Shoppes at Rio Grande Valley, LP	Texas

		Rockland Place Apartments, LLC	Massachusetts

		Rockland Place Developers, LLC	Massachusetts

		Rockland Place Apartments, LP	Massachusetts

		Independence Park Asset Management Co., LLC	Delaware

		EH&N U Inc.	Massachusetts

		First Hartford Plumbing Inc.	Massachusetts

		FALAH Corp.	Massachusetts

		Clarendon Hill Somerville Limited Partnership	Massachusetts

		Clarendon Developer, LLC	Massachusetts

		Clarendon Hill Somerville, LLC	Massachusetts

		LTI Environmental Services Inc.	Massachusetts

	(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):
(b)	Exhibits (continued):

	(14)	Power of Attorney.

Not Applicable.

	(15)	Additional Exhibits.

Not Applicable.

	(16)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

	(17)	Exhibit 31.1

	(18)	Exhibit 31.2

	(19)	Exhibit 32.1

	(20)	Exhibit 32.2

(c)	Other Financial Statements

None.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 2014

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 19, 2014	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

March 19, 2014	/s/Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Secretary, Treasurer and Director