Form 10-Q
period 2013-07-31
FIRST HARTFORD CORP
filed 2014-05-09
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013.

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

                                                                                                                                                                                                                Yes        No X

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

2,412,611 as of April 25, 2014

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	July 31, 2013	April 30, 2013

Real estate and equipment:
Developed properties (including $70,916,224 in July and $70,735,840 in April for VIEs)	$201,144,545	$202,050,054
Equipment and tenant improvements (including $2,168,750 in July and $2,084,461 in April for VIEs)	3,567,196	3,458,587
	204,711,741	205,508,641

Less accumulated depreciation and amortization (including $8,275,328 in July and $7,781,281 in April for VIEs)	32,935,168	31,695,129
	171,776,573	173,813,512

Property under construction (including $391,905 in July and April for VIEs)	616,490	613,200
	172,393,063	174,426,712

Cash and cash equivalents (including $760,512 in July and $2,052,427 in April for VIEs)	6,660,115	8,346,956

Cash and cash equivalents – restricted (including $425,574 in July and $412,518 in April for VIEs)	826,525	1,272,924

Marketable securities (including $2,491,205 in July and $1,424,072 in April for VIEs)	5,431,945	4,846,778

Accounts and notes receivable, less allowance for doubtful accounts of $451,900 as of July 31, 2013 and $508,700 as of April 30, 2013 (including $75,960 in July and $126,408 in April for VIEs)	3,856,413	3,684,774

Other receivables	8,174,938	8,744,470

Deposits and escrows (including $2,710,095 in July and $2,824,785 in April for VIEs)	5,371,831	5,222,827

Prepaid expenses (including $306,570 in July and $178,762 in April for VIEs)	848,660	571,775

Deferred expenses (including $1,082,186 in July and $1,091,734 in April for VIEs)	3,233,011	2,983,819

Investments in affiliates	100	100

Due from related parties and affiliates	165,106	165,188

Total Assets	$206,961,707	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
LIABILITIES AND EQUITY (DEFICIENCY)
(Unaudited)

	July 31, 2013	April 30, 2013
Liabilities:
Mortgages and notes payable:
Construction loans payable	$52,285,394	$52,847,132
Mortgages payable (including $54,112,980 in July and $54,335,209 in April for VIEs)	145,664,093	146,327,723
Notes payable (including $1,704,697 in July and in April for VIEs)	3,285,195	3,534,301
	201,234,682	202,709,156

Accounts payable (including $617,635 in July and $434,309 in April for VIEs)	1,766,604	1,853,976
Other payables	6,315,198	6,832,367
Accrued liabilities (including $2,684,387 in July and $2,648,075 in April for VIEs)	4,730,018	4,866,430
Accrued cost of derivatives	2,931,591	3,656,380
Deferred income (including $247,856 in July and in April for VIEs)	478,722	455,475
Other liabilities	2,078,094	2,198,045
Due to related parties and affiliates (including $383,544 in July and $377,775 in April for VIEs)	455,444	449,757
	219,990,353	223,021,586

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 Shares; outstanding 2,414,925 shares as of July 2013 and 2,416,825 as of April 2013	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(22,008,917)	(22,553,780)
Accumulated other comprehensive income (loss)	(27,886)	146,666
Treasury stock, at cost, 883,684 and 881,784 shares as of July 31, 2013 and April 30, 2013, respectively	(4,957,859)	(4,952,574)
Total First Hartford Corporation	(18,497,125)	(18,862,151)
Noncontrolling interests	5,468,479	6,106,888

Total Shareholders' Equity (Deficiency)	(13,028,646)	(12,755,263)

Total Liabilities and Shareholders' Equity (Deficiency)	$206,961,707	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
Operating revenues:		(Restated)

Rental income	$6,906,652	$6,944,501
Service income	995,514	2,086,471
Sales of real estate	1,812,596	-0-
Other income	325,160	243,471
	10,039,922	9,274,443

Operating costs and expenses:
Rental expenses	4,556,621	4,407,640
Service expenses	730,744	1,440,058
Cost of real estate sales	1,199,901	-0-
Selling, general and administrative expenses	1,163,187	1,009,073
	7,650,453	6,856,771

Income from operations	2,389,469	2,417,672

Non-operating income (expense):
Interest expense	(2,705,143)	(2,733,315)
Other income	80,000	79,780
Gain (loss) on derivatives	724,789	(445,441)
Equity in earnings (losses) of unconsolidated subsidiaries	164,951	108,634
	(1,735,403)	(2,990,342)

Income (loss) before income taxes	654,066	(572,670)

Income taxes	23,422	8,517

Consolidated net income (loss)	630,644	(581,187)

Net (income) loss attributable to noncontrolling interests	(85,781)	201,809

Net income (loss) attributable to First Hartford Corporation	$544,863	$(379,378)

Net income (loss) per share – basic	$0.23	$(0.16)

Net income (loss) per share – diluted	$0.21	$(0.16)

Shares used in basic per share computation	2,414,925	2,419,802

Shares used in diluted per share computation	2,572,333	2,419,802

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
		(Restated)

Consolidated net income (loss)	$630,644	$(581,187)

Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on marketable securities	(448,390)	82,062

Other comprehensive income (loss)	182,254	(499,125)

Amounts attributable to noncontrolling interests:
Net (loss) income	(85,781)	178,989
Unrealized gain on marketable securities	273,839	27,137

	188,058	206,126

Comprehensive income (loss) attributable to First Hartford Corporation	$370,312	$(292,999)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
		(Restated)
Operating activities:

Consolidated net income (loss)	$630,644	$(581,187)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $45,000 in 2013 and $43,500 in 2012	(119,951)	(65,135)
Gain on sale of property	(612,695)	-0-
Depreciation	1,276,773	1,305,730
Amortization	111,692	132,543

Changes in operating assets and liabilities:
Accounts, notes and other receivables	397,893	1,783,385
Deposits and escrows	(149,004)	(295,049)
Prepaid expenses	(276,885)	(201,446)
Deferred expenses	(360,884)	(237,964)
Cash and cash equivalents – restricted	446,399	112,475
Accrued liabilities	(136,412)	(362,634)
Accrued cost of derivatives	(724,789)	445,441
Deferred income	23,247	174,305
Accounts and other payables	(604,539)	(2,979,063)

Net cash provided by operating activities	(98,511)	(768,599)

Investing activities:
Investments in marketable securities	(1,033,557)	(666,734)
Purchase of equipment and tenant improvements	(108,609)	(300,790)
Proceeds from sale of real estate	1,812,596	-0-
Consolidation of formerly nonconsolidated entity	-0-	(11,409)
Additions to developed properties and properties under construction	(334,416)	(1,441,767)

Net cash used by investing activities	336,014	(2,420,700)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
		(Restated)
Financing activities:
Distributions to noncontrolling interests	$(450,354)	$(198,569)
Purchase of treasury stock	(5,285)	(4,692)

Proceeds from:
Construction loans payable	-0-	2,414,880
Principal payments on:
Construction loans payable	(561,738)	(32,298)
Mortgage loans payable	(663,630)	(593,459)
Notes payable	(249,106)	(117,597)
Advances to related parties and affiliates, net	5,769	5,044

Net cash provided by financing activities	(1,924,344)	1,473,309

Net change in cash and cash equivalents	(1,686,841)	(1,715,990)

Cash and cash equivalents, beginning of period	8,346,956	6,599,325

Cash and cash equivalents, end of period	$6,660,115	$4,883,335

Cash paid during the period for interest	$2,696,086	$2,329,781

Cash paid during the period for income taxes	$183,329	$12,895

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of First Hartford Corporation (the “Company”), its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board Accounting Standards Codification.  As such, included in the unaudited condensed consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership.  The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously accrued loss provisions) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2013 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2013.

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

Net Income (Loss) Per Common Share

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

      In the three month period ended July 31, 2013, 102,941 dilutive shares were added to the weighted number of shares outstanding to calculate the diluted net income per share. Common stock options of 46,297 for the period ended July 31, 2012, were anti-dilutive and not utilized in the calculation.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized loss of $(27,886) as of July 31, 2013 (gains of $146,666 as of April 30, 2013) are included in accumulated other comprehensive (loss) income.

2.   Restatement

The Company has restated its July 31, 2012 consolidated financial statements by adding three joint ventures into its consolidated results.  Upon reanalyzing its agreements, it was determined that the Company was the controlling partner of the ventures which triggers a requirement to consolidate.  The ventures are:

(1) Cranston Parkade, LLC which owns a retail shopping center 259,600 sq. ft.

(2) CP Associates, LLC which owns two 60,000 sq. ft commercial buildings plus land leased to a third party.

(3) Hartford Lubbock Limited Partnership which owns a retail shopping center 160,555 sq. ft.

(4) Trolley Barn Associates which owns approximately 7 acres of vacant land.

The Company owns 50% of (1), (2) & (4) and 2% of (3) and formerly accounted for them on the equity method. Previously, the investment in Trolley Barn Associates, which is 50% supported by the Company, was not considered material and was not consolidated.  The advances were considered loans.  The Company has determined that Trolley Barn qualifies as a Variable Interest Entity (VIE) and is consolidated as required.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Restatement

The effects on the Company’s previously issued financial statements are summarized as follows:

Balance Sheet July 31, 2012

	Previously Reported	Increase (Decrease)	Restatement

Real Estate and Equipment Net	$133,853,206	$42,061,785	$175,914,991
Cash	2,205,525	3,415,226	5,620,751
Investment in Marketable Securities	978,642	1,777,117	2,755,759
Accounts and notes receivable	2,281,215	2,087,651	4,368,866
Other receivable	6,386,053	-0-	6,386,053
Deposits, escrows & prepaid & deferred expenses net	10,115,867	2,568,475	12,684,342
Investment in affiliate	9,665	(9,665)	-0-
Due from related parties and affiliates	524,513	(357,254)	167,259
Total Assets	$156,354,686	$51,543,335	$207,898,021

Mortgage & notes payables	$144,534,385	$62,955,131	$207,489,516
Payables and accrued liabilities	9,550,780	1,261,146	10,811,926
Accrued cost of derivatives	-0-	4,458,483	4,458,483
Deferred income	665,328	(10,345)	654,983
Other liabilities	3,873,516	(1,484,733)	2,388,783
Due to related parties	104,552	329,536	434,088
Total liabilities	158,728,561	67,509,218	226,237,779
Stockholders Deficit	(2,373,875)	(15,965,883)	(18,339,758)
Total Liabilities and Shareholder Deficit	$156,354,686	$51,543,335	$207,898,021
Statement of Operations – Three Months Ended July 31, 2012

	Previously Reported	Increase (Decrease)	Restatement

Revenues	$6,969,687	$2,304,756	$9,274,443
Operating cost	5,891,838	964,933	6,856,771
Income from operations	1,077,849	1,339,823	2,417,672
Interest expenses	(1,776,099)	(957,216)	(2,733,315)
Other Income	79,780	-0-	79,780
Gain (Loss) on Derivatives	-0-	(445,441)	(445,441)
Equity in earnings of unconsolidated subsidiaries	365,720	(257,086)	108,634
Loss before income tax	(252,750)	(319,920)	(572,670)
Income Taxes	8,017	500	8517
Consolidated Net Loss	(260,767)	(320,420)	(581,187)
Net (income) loss attributable to non-controlling interest	235,445	(33,636)	201,809
Net Loss attributable to First Hartford	$(25,322)	$(354,056)	$(379,378)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Restatement  (concluded):

The increased loss attributable to the Company for the three months ended July 31, 2012 was mainly due to differences in accounting between equity method and consolidation.

3.   Consolidated Variable Interest Entities and Investments in Affiliated Partnerships:

The Company has consolidated both Rockland and Clarendon based on the express legal rights and obligations provided to it by the underlying partnership agreements and its control of their business activity.  The assets of these partnerships that can only be used to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.  A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s condensed consolidated balance sheets follows:

	July 31, 2013	April 30, 2013

Real estate and equipment, net	$67,826,837	$68,084,169
Other assets	7,826,572	8,096,778
Total assets	75,653,409	76,180,947
Intercompany profit elimination	(3,017,192)	(3,045,149)
Total assets	$72,636,217	$73,135,798

Mortgages and other notes payable	$55,817,677	$56,039,906
Other liabilities	3,529,234	3,330,240
Total liabilities	$59,346,911	$59,370,146

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Months Ended
	July 31
	2013	2012

Dover Parkade, LLC
Revenue	$768,582	$640,603
Expenses	528,678	510,335
Net income	$239,904	$130,268

4.   Income Taxes:

As of July 31, 2013 the Company has Federal net operating loss carryforwards totaling approximately $15,400,000 that are available to offset future Federal taxable income through various periods expiring between 2016 and 2028. The Company has concluded that it is more likely than not that it will not realize any deferred income tax assets in the near term.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Litigation:

There has been no change in Litigation since April 30, 2013.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2013 under the subheading “Critical Accounting Policies and Estimates”.

Rental Income:

Rental Income by type of tenant follows:

	Three Months Ended
	July 31
	2013	2012

Residential	$2,734,445	$2,739,144
Commercial	4,172,207	4,205,357
	$6,906,652	$6,944,501

Service Income

	Three Months Ended
	July 31
	2013	2012
Construction services	-0-	$1,199,558
Management fees	117,166	151,697
Preferred developer fees	878,348	735,216
	995,514	2,086,471

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operations (continued):

Sales of Real Estate

In the three month period ended July 31, 2013, the Company sold two parcels of real estate. A parcel in Houston, Texas was sold to Aldi Supermarkets for $1,220,000. The other sale was for an outparcel in the Edinburg shopping center in Edinburg, Texas for approximately $592,000.

Other Income

Revenue from the movie theater in North Adams, Massachusetts, was approximately $254,000 and $190,000 for the three month periods ended July 31, 2013 and 2012, respectively.

Operating Cost and Expenses

Rental Expenses

	Three Months Ended
	July 31
	2013	2012
Residential	$2,330,421	$2,276,072
Commercial	2,225,200	2,131,568
	$4,555,621	$4,407,640

Service Expenses

Included in service expense in the period ended July 31, 2012, is approximately $821,000 of construction costs. In the period ended July 31, 2013, there were no construction costs.  All remaining service expense, other than the construction cost, is cost of the preferred development program.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $154,000 on a period over period basis. The increase was mainly due to salary and medical insurance increases.

Non-operating Income (Expense)

Interest Expense

Interest expense breaks out as follows:

	Three Months Ended
	July 31
	2013	2012
Commercial	$1,993,489	$1,978,205
Residential	687,467	716,942
Other	24,187	38,168
	$2,705,143	$2,733,315

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Results of Operations (concluded):

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of the unconsolidated subsidiary increased approximately $56,000 on a period over period basis for the three months ended July 31, 2013.  During the same periods the amounts distributed from a 50% owned investee were higher than the prior periods by approximately $12,500. Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation, amortization and gain or losses from derivatives which are noncash) have exceeded capital contributions.

While the Company has a policy of recording distributions in excess of basis as income, it does not control the rate of distributions of the investee partnership. Cash flow in excess of distribution is held at the partnership level.  Please refer to the financial statements of the Company’s investee partnerships which are included in the Company’s Form 10-K for the year ended April 30, 2013.

Income Taxes

The Company has significant net operating loss carryforwards, so it will likely not be required to pay Federal income taxes in the near term.

Capital Resource and Liquidity

At July 31, 2013, the Company had approximately $12,092,000 of unrestricted cash, cash equivalents and marketable securities. This includes approximately $9,242,000 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS , which are to be paid out in connection with CVS developments, amounted to approximately $401,000 and tenant security deposits held by VIEs of approximately $425,000 are included in restricted cash and cash equivalents.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through July 31, 2014. Borrowings for new construction loans or property purchases are unclear at this time.

Item 3.  QUANTATIVE AND QUALLITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2013, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There has been no change in litigation since April 30, 2013.

Item 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6.	EXHIBITS
a) Exhibits:
	Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

	Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
May 5, 2014
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
May 5, 2014
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer