Form 10-Q
period 2013-10-31
FIRST HARTFORD CORP
filed 2014-06-10
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013.

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

2,412,611 as of April 25, 2014

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

RST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2013	April 30, 2013

Real estate and equipment:
Developed properties (including $71,019,095 in October and $70,735,840 in April for VIEs)	$200,480,139	$202,050,054
Equipment and tenant improvements (including $2,217,558 in October and $2,084,461 in April for VIEs)	3,586,296	3,458,587
	204,066,435	205,508,641
Less accumulated depreciation and amortization (including $8,772,935 in October and $7,781,281 in April for VIEs)	34,203,340	31,695,129
	169,863,095	173,813,512

Property under construction (including $391,905 in October and April for VIEs)	613,037	613,200
	170,476,132	174,426,712

Cash and cash equivalents (including $709,964 in October and $2,052,427 in April for VIEs)	6,236,211	8,346,956

Cash and cash equivalents – restricted (including $420,861 in October and $412,518 in April for VIEs)	551,135	1,272,924

Marketable securities (including $2,465,312 in October and $1,424,072 in April for VIEs)	5,058,952	4,846,778

Accounts and notes receivable, less allowance for doubtful accounts of $212,900 as of October 31, 2013 and $508,700 as of April 30, 2013 (including $150,527 in October and $126,408 in April for VIEs)	4,405,443	3,684,774

Other receivables	13,056,354	8,744,470

Deposits and escrows (including $2,363,348 in October and $2,824,785 in April for VIEs)	5,363,896	5,222,827

Prepaid expenses (including $374,210 in October and $178,762 in April for VIEs)	1,100,235	571,775

Deferred expenses (including $1,072,667 in October and $1,091,734 in April for VIEs)	3,374,952	2,983,819

Investments in affiliates	100	100

Due from related parties and affiliates	165,106	165,188

Total Assets	$209,788,516	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	October 31, 2013	April 30, 2013
Liabilities:
Mortgages and notes payable:
Construction loans payable	$51,231,893	$52,847,132
Mortgages payable (including $53,888,286 in October and $54,335,209 in April for VIEs)	146,938,755	146,327,723
Notes payable (including $1,704,697 in October and in April for VIEs)	1,704,697	3,534,301
	199,875,345	202,709,156

Accounts payable (including $766,488 in October and $434,309 in April for VIEs)	1,862,592	1,853,976
Other payables	10,782,793	6,832,367
Accrued liabilities (including $2,772,058 in October and $2,648,075 in April for VIEs)	5,240,681	4,866,430
Accrued cost of derivatives	2,722,363	3,656,380
Deferred income (including $247,856 in October and in April for VIEs)	566,232	455,475
Other liabilities	2,022,408	2,198,045
Due to related parties and affiliates (including $937,384 in October and $377,775 in April for VIEs)	463,111	449,757
	223,535,525	223,021,586

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 Shares; outstanding 2,414,925 shares as of October 2013 and 2,416,825 as of April 2013	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(22,282,449)	(22,553,780)
Accumulated other comprehensive income (loss)	22,147	146,666
Treasury stock, at cost, 883,684 and 881,784 shares as of October 31, 2013 and April 30, 2013, respectively	(4,957,859)	(4,952,574)
Total First Hartford Corporation	(18,720,624)	(18,862,151)
Noncontrolling interests	4,973,615	6,106,888

Total Shareholders’ Equity (Deficiency)	(13,747,009)	(12,755,263)

Total Liabilities and Shareholders’ Equity (Deficiency)	$209,788,516	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2013	Oct. 31, 2012	Oct. 31, 2013	Oct. 31, 2012
		(Restated)		(Restated)
Operating revenues:
Rental income	$7,629,233	$7,072,851	$14,535,885	$14,017,352
Service income	1,573,780	1,939,596	2,569,294	4,026,067
Sales of real estate	1,090,000	-0-	2,902,596	-0-
Other income	328,680	189,925	653,840	433,396
	10,621,693	9,202,372	20,661,615	18,476,815

Operating costs and expenses:
Rental expenses	5,009,589	4,851,918	9,566,210	9,259,558
Service expenses	958,026	1,221,500	1,688,770	2,661,558
Cost of real estate sales	1,070,399	-0-	2,270,300	-0-
Selling, general and administrative expenses	1,317,297	1,075,953	2,480,484	2,085,026
	8,355,311	7,149,371	16,005,764	14,006,142

Income from operations	2,266,382	2,053,001	4,655,851	4,470,673

Non-operating income (expense):
Interest expense	(2,782,186)	(2,740,728)	(5,487,329)	(5,474,043)
Other income	121,447	93,245	201,447	173,025
Loss on defeasance	(243,602)	-0-	(243,602)	-0-
Gain (loss) on derivatives	209,228	158,605	934,017	(286,836)
Equity in earnings of unconsolidated subsidiaries	110,687	117,630	275,638	226,264
	(2,584,426)	(2,371,248)	(4,319,829)	(5,361,590)

(Loss) income before income taxes	(318,044)	(318,247)	336,022	(890,917)

Income taxes	500	8,975	23,922	17,492

Consolidated net (loss) income	(318,544)	(327,222)	312,100	(908,409)

Net loss attributable to noncontrolling interests	45,012	98,333	(40,769)	300,142

Net income (loss) attributable to First Hartford Corporation	$(273,532)	$(228,889)	$271,331	$(608,267)

Net (loss) income per share – basic	$(0.11)	$(0.09)	$0.11	$(0.25)

Net (loss) income per share – diluted	$(0.11)	$(0.09)	$0.11	$(0.25)

Shares used in basic per share computation	2,418,863	2,418,863	2,419,333	2,419,333

Shares used in diluted per share computation	2,418,863	2,418,863	2,576,584	2,419,333

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2013	Oct. 31, 2012	Oct. 31, 2013	Oct. 31, 2012
		(Restated)		(Restated)

Consolidated net (loss) income	$(318,544)	$(327,222)	$312,100	$(908,409)

Other comprehensive income, net of income taxes:
Unrealized (losses) gains on marketable securities	(1,545)	135,100	(449,935)	217,162

Other comprehensive loss	(320,089)	(192,122)	(137,835)	(691,247)

Amounts attributable to noncontrolling interests:
Net loss (income)	45,012	98,333	(40,769)	300,142
Unrealized gain on marketable securities	51,577	41,626	325,416	68,763

	96,589	139,959	284,647	368,905

Comprehensive Income (loss) attributable to First Hartford Corporation	$(223,500)	$(52,163)	$146,812	$(322,342)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2013	October 31, 2012
		(Restated)
Operating activities:
Consolidated net income (loss)	$312,100	$(908,409)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $100,000 in 2013 and $132,000 in 2012	(175,637)	(137,765)
Gain on sale of property	(632,296)	-0-
Depreciation	2,571,556	2,609,548
Amortization	221,426	312,505
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(5,032,553)	(341,619)
Deposits and escrows	(141,069)	2,975,764
Prepaid expenses	(528,460)	(281,031)
Deferred expenses	(612,559)	(388,764)
Cash and cash equivalents – restricted	721,789	8,484
Accrued liabilities	374,251	(197,478)
Accrued cost of derivatives	(934,017)	286,836
Deferred income	110,757	180,457
Accounts and other payables	3,959,042	(1,752,364)

Net cash provided by operating activities	214,330	2,366,164

Investing activities:
Distributions form affiliates	-0-	200,000
Investments in marketable securities	(665,466)	(925,672)
Purchase of equipment and tenant improvements	(127,709)	(491,193)
Proceeds from sale of real estate	2,902,596	-0-
Consolidation of formerly nonconsolidated entity	-0-	(11,409)
Additions to developed properties and properties under construction	(763,567)	(2,245,004)

Net cash provided by (used in) investing activities	1,345,854	(3,473,278)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	October 31, 2013	October 31, 2012
		(Restated)
Financing activities:
Contributions from noncontrolling interests – limited partners	$-0-	$5,066,943
Distributions to noncontrolling interests	(845,269)	(649,466)
Purchase of treasury stock	(5,285)	(8,312)

Proceeds from:
Construction loans payable	-0-	3,510,210
Mortgage loans payable	59,630	-0-
Principal payments on:
Construction loans payable	(1,615,239)	(2,965,085)
Mortgage loans payable	(1,278,202)	(1,197,464)
Notes payable	-0-	(509,619)
Advances to related parties and affiliates, net	13,436	9,211

Net cash provided by financing activities	(3,670,929)	3,256,418

Net change in cash and cash equivalents	(2,110,745)	2,149,304

Cash and cash equivalents, beginning of period	8,346,956	6,599,325

Cash and cash equivalents, end of period	$6,236,211	$8,748,629

Cash paid during the period for interest	$5,393,468	$5,211,369

Cash paid during the period for income taxes	$133,829	$18,938

Debt refinancing:
New mortgage loan	$6,200,000
Debt reduced	(6,140,370)
Net cash from refinancing	$59,630

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

Net Loss Per Common Share

Basic net income (loss) per share amounts are determined using the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share amounts include the weighted average outstanding common shares as well as dilutive common stock options of 157,408 and 157,251 shares for the three and six month periods ended October 31, 2013. Common stock options of 104,193 and 75,236 for three and six month periods ended October 31, 2012 were anti-dilutive.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Significant Accounting Policies (concluded):

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized gains of $50,033 and $124,519 for the three and six month periods ended October 31, 2013 are included in accumulated other comprehensive income.

Segment Information

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Real Estate Operations	$9,172,000	$8,132,000	$18,334,000	$16,671,000
Fee for Service	1,450,000	1,070,000	2,328,000	1,806,000
Total	$10,622,000	$9,202,000	$20,662,000	$18,477,000

Operating Cost and Expense:
Real Estate Operations	$6,080,000	$5,289,000	$11,837,000	$10,517,000
Fee for Service	958,000	785,000	1,689,000	1,404,000
SGA	1,317,000	1,075,000	2,480,000	2,085,000
Total	$8,355,000	$7,149,000	$16,006,000	$14,006,000

All cost after operating expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of approximately $139,000 on October 31, 2013 and $860,000 on April 30, 2013 and receivables of approximately  $8,124,000 on October 31, 2013 and $6,533,000 on April 30, 2013.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Restatement

The Company has restated its October 31, 2012 consolidated financial statements by adding four joint ventures into its consolidated results.  Upon reanalyzing its agreements, it was determined that the Company was the controlling partner of the ventures which triggers a requirement to consolidate.  The ventures are:

(1) Cranston Parkade, LLC which owns a retail shopping center 259,600 sq. ft.

(2) CP Associates, LLC which owns two 60,000 sq. ft commercial buildings plus land leased to a third party.

(3) Hartford Lubbock Limited Partnership which owns a retail shopping center 160,555 sq. ft.

(4) Trolley Barn Associates which owns approximately 7 acres of vacant land.

The Company owns 50% of (1), (2) & (4) and 2% of (3), and formerly accounted for them on the equity method. Previously, the investment in Trolley Barn Associates, which is 50% supported by the Company, was not considered material and was not consolidated.  The advances were considered loans.  The Company has determined that Trolley Barn qualifies as a Variable Interest Entity (VIE) and is consolidated as required.

The effects on the Company’s previously issued financial statements are summarized as follows:

Balance Sheet October 31, 2012

	Previously Reported	Increase (Decrease)	Restatement

Real Estate and Equipment Net	$133,901,099	$41,703,715	$175,604,814
Cash	6,378,412	3,211,623	9,590,035
Investment in Marketable Securities	1,092,735	2,057,062	3,149,797
Accounts and notes receivable	2,660,631	2,086,687	4,747,318
Other receivable	8,132,605	-0-	8,132,605
Deposits, escrows & prepaid & deferred expenses net	6,895,119	2,568,833	9,463,952
Investment in affiliate	9,665	(9,665)	-0-
Due from related parties and affiliates	529,729	(362,470)	167,259
Total Assets	$159,599,995	$51,255,785	$210,855,780

Mortgage & notes payables	$142,019,440	$62,636,589	$204,656,029
Payables and accrued liabilities	10,971,632	1,232,149	12,203,781
Accrued cost of derivatives	-0-	4,299,878	4,299,878
Deferred income	743,460	(82,325)	661,135
Other liabilities	3,708,375	(1,392,222)	2,316,153
Due to related parties	102,752	335,503	438,255
Total liabilities	157,545,659	67,029,572	224,575,231
Stockholders Deficit	2,054,336	(15,773,787)	(13,719,451)
Total Liabilities and Shareholder Deficit	$159,599,995	$51,255,785	$210,855,780

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Restatement  (concluded):

 Statement of Operations – Three Months Ended October 31, 2012

	Previously Reported	Increase (Decrease)	Restatement

Revenues	$6,782,274	$2,420,098	$9,202,372
Operating cost	5,994,543	1,154,828	7,149,371
Income from operations	787,731	1,265,270	2,053,001
Interest expenses	(1,792,357)	(948,371)	(2,740,728)
Other Income	93,245	-0-	93,245
Gain (Loss) on Derivatives	-0-	158,605	158,605
Equity in earnings of unconsolidated subsidiaries	224,539	(106,909)	117,630
Loss before income tax	(686,842)	368,595	(318,247)
Income Taxes	117	8,858	8,975
Consolidated Net Loss	(686,959)	359,737	(327,222)
Net (income) loss attributable to non-controlling interest	358,608	(260,275)	98,333
Net Loss attributable to First Hartford	$(328,351)	$99,462	$(228,889)
Statement of Operations – Six Months Ended October 31, 2012

	Previously Reported	Increase (Decrease)	Restatement

Revenues	$13,751,961	$4,724,854	$18,476,815
Operating cost	11,886,381	2,119,761	14,006,142
Income from operations	1,865,580	2,605,093	4,470,673
Interest expenses	(3,568,456)	(1,905,587)	(5,474,043)
Other Income	173,025	-0-	173,025
Gain (Loss) on Derivatives	-0-	(286,836)	(286,836)
Equity in earnings of unconsolidated subsidiaries	590,259	(363,995)	226,264
Loss before income tax	(939,592)	48,675	(890,917)
Income Taxes	8,134	9,358	17,492
Consolidated Net Loss	(947,726)	39,317	(908,409)
Net (income) loss attributable to non-controlling interest	594,053	(293,911)	300,142
Net Loss attributable to First Hartford	$(353,673)	$(254,594)	$(608,267)

The increased profit or (loss) attributable to the Company for the three and six months ended October 31, 2012 was mainly due to differences in accounting between equity method and consolidation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	October 31, 2013	April 30, 2013

Real estate and equipment, net	$67,452,952	$68,084,169
Other assets	7,552,395	8,096,778
Total assets	75,005,347	76,180,947
Intercompany profit elimination	(3,004,411)	(3,045,149)
Total assets	$72,000,936	$73,135,798

Mortgages and other notes payable	$55,592,983	$56,039,906
Other liabilities	3,774,539	3,330,240
Total liabilities	$59,367,522	$59,370,146

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Dover Parkade, LLC
Revenue	$646,891	$640,373	$1,415,473	$1,280,976
Expenses	535,520	495,112	1,064,198	1,005,447
Net income	$111,371	$145,261	$351,275	$275,529

For the years prior to May 1, 2009, the Company was committed to provide funding to CP Associates, LLC, Cranston Parkade LLC and Dover Parkade LLC. Although the Company no longer considers itself liable for their obligations it had not previously discontinued applying the equity method on these investments since the Company had previously considered itself to be committed to providing financial support to them.  The Company’s investment in them was recorded at cost and subsequently adjusted for their gains, losses and distributions.  The resulting carrying value of these investments is ($2,022,408) as of October 31, 2013 and ($2,198,045) as of April 30, 2013 is included in other liabilities.

4.   Income Taxes:

As of October 31, 2013 the Company has Federal net operating loss carryforwards totaling approximately $15,400,000 that are available to offset future Federal taxable income through various periods expiring between 2016 and 2028. The Company has concluded that it is more likely than not that it will not realize any deferred income tax assets in the near term.

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

Results of Operations

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2013 under the subheading “Critical Accounting Policies and Estimates”.

Rental Income:

Rental Income by type of tenant follows:

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

Residential	$2,790,893	$2,805,940	$5,525,338	$5,545,084
Commercial	4,838,340	4,266,911	9,010,547	8,472,268
	$7,629,233	$7,072,851	$14,535,885	$14,017,352

Service Income

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

Construction Services	-0-	$766,580	-0-	$1,966,138
Management Fees	124,052	102,554	241,218	254,251
Preferred developer Fees	1,449,728	1,070,472	2,328,076	1,805,688
	$1,573,780	$1,939,606	$2,569,294	$4,026,077

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operations (continued):

Sales of Real Estate

In the three month period ended October 31, 2013, the Company sold two outparcels from our shopping center in Edinburg, Texas for $1,090,000.  In the six months ended October 31, 2013, the Company sold a total of three outparcels in our Edinburg shopping center for a total of $1,682,000 as well as a parcel in Houston, Texas to Aldi Supermarkets for $1,220,000.

Other Income

Included in other income are the sales of a store in our North Adams shopping center selling beer and wine.  A small restaurant will be opened as part of the same facility.  The Company hopes to get a full liquor license in 2014.  The beer and wine portion opened in mid-September, 2013 and has sales revenue of approximately $119,000 to October 31, 2013.

Revenue from the movie theater in North Adams, Massachusetts, was approximately $144,000 and $398,000 for the three and six month periods ended October 31, 2013 and $134,000 and $324,000 for the three and six months of 2012 respectively.

Operating Cost and Expenses

Rental Expenses

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

Residential	$2,585,320	$2,442,528	$4,915,741	$4,718,600
Commercial	2,424,269	2,409,390	4,650,469	4,540,958
	$5,009,589	$4,851,918	$9,566,210	$9,259,558

Service Expenses

Included in service expense in the three and six month period ended October 31, 2012, is approximately $786,000 and $1,404,000 of construction costs. In the period ended October 31, 2013, there were no construction costs. All remaining service expense, other than the construction cost, is cost of the preferred development program.

Selling, General and Administrative

For the three and six month periods ended October 31, 2013 SG&A expenses increased approximately $241,000 and $395,000 respectively over the three and six month periods ended October 31, 2012.  Of that increase approximately $158,000 and $176,000 was due to operations (including certain startup cost) and cost of goods sold for the wine and beer store described above.  A major part of the balance was due to salary and medical insurance cost.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operations (concluded):

Non-operating Income (Expense)

Interest Expense

Interest expense breaks out as follows:

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

Residential	$2,132,840	$2,012,538	$4,126,329	$3,990,743
Commercial	637,840	698,376	1,325,307	1,415,318
Other	11,506	29,814	35,693	67,982
	$2,782,186	$2,740,728	$5,487,329	$5,474,043

Loss on Defeasance

Loss on Defeasance was caused by an early refinancing and repayment of the mortgage on the Plainfield Parkade.  Details of the refinances were included in a form 8-K filed on October 8, 2013.

Gain (Loss) on Derivatives

For the three and six month periods ended October 31, 2013 the Company recorded gains of $209,228 and $934,017 respectively.  Of that amount, 50% was reduced through the non-controlling interest.

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of the unconsolidated subsidiary increased approximately $53,000 on a period over period basis for the six months ended October 31, 2013.  During the same periods the amounts distributed from a 50% owned investee were lower than the prior periods by approximately $125,000. Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation, amortization and gain or losses from derivatives which are noncash) have exceeded capital contributions.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Capital Resources and Liquidity

The Company ended the six month period of October 31, 2013 with approximately $11,295,000 of unrestricted cash, cash equivalents and marketable securities. This includes approximately $8,843,000 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to approximately $130,000 and tenant security deposits held by VIEs of approximately $421,000 are included in restricted cash and cash equivalents.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of October 31, 2013, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
June 4, 2014
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
June 4, 2014
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer