Form 10-Q
period 2014-01-31
FIRST HARTFORD CORP
filed 2014-08-07
CIK 36369

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014.

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

2,412,611 as of July 25, 2014

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2014	April 30, 2013

Real estate and equipment:
Developed properties (including $71,138,438 in January and $70,735,840 in April for VIEs)	$202,112,983	$202,050,054
Equipment and tenant improvements (including $2,245,550 in January and $2,084,461 in April for VIEs)	3,605,534	3,458,587
	205,718,517	205,508,641
Less accumulated depreciation and amortization (including $9,274,685 in January and $7,781,281 in April for VIEs)	35,508,869	31,695,129
	170,209,648	173,813,512

Property under construction (including $391,905 in January and April for VIEs)	982,099	613,200
	171,191,747	174,426,712

Cash and cash equivalents (including $376,970 in January and $2,052,427 in April for VIEs)	6,156,994	8,346,956

Cash and cash equivalents – restricted (including $417,553 in January and $412,518 in April for VIEs)	455,210	1,272,924

Marketable securities (including $2,785,188 in January and $1,424,072 in April for VIEs)	4,575,449	4,846,778

Accounts and notes receivable, less allowance for doubtful accounts of $295,400 as of January 31, 2014 and $508,700 as of April 30, 2013 (including $145,914 in January and $126,408 in April for VIEs)	3,697,098	3,684,774

Other receivables	11,663,484	8,744,470

Deposits and escrows (including $2,080,057 in January and $2,824,785 in April for VIEs)	4,236,367	5,222,827

Prepaid expenses (including $327,266 in January and $178,762 in April for VIEs)	1,060,450	571,775

Deferred expenses (including $1,063,133 in January and $1,091,734 in April for VIEs)	3,497,842	2,983,819

Investments in affiliates	100	100

Due from related parties and affiliates	165,206	165,188

Total Assets	$206,699,947	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	January 31, 2014	April 30, 2013
Liabilities:
Mortgages and notes payable:
Construction loans payable	$49,401,956	$52,847,132
Mortgages payable (including $53,661,087 in January and $54,335,209 in April for VIEs)	149,296,567	146,327,723
Notes payable (including $1,704,697 in January and in April for VIEs)	1,704,697	3,534,301
	200,403,220	202,709,156

Accounts payable (including $502,217 in January and $434,309 in April for VIEs)	1,697,838	1,853,976
Other payables	9,008,478	6,832,367
Accrued liabilities (including $3,232,470 in January and $2,648,075 in April for VIEs)	4,696,574	4,866,430
Accrued cost of derivatives	2,348,267	3,656,380
Deferred income (including $247,856 in January and in April for VIEs)	858,470	455,475
Other liabilities	1,987,976	2,198,045
Due to related parties and affiliates (including $394,859 in January and $377,775 in April for VIEs)	466,759	449,757
	221,467,582	223,021,586

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,414,925 shares as of January and 2,416,825 as of April	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(22,811,653)	(22,553,780)
Accumulated other comprehensive income (loss)	(42,720)	146,666
Treasury stock, at cost, 883,684 and 881,784 shares as of January 31, 2014 and April 30, 2013, respectively	(4,964,884)	(4,952,574)
Total First Hartford Corporation	(19,321,720)	(18,862,151)
Noncontrolling interests	4,554,085	6,106,888

Total Shareholders’ Equity (Deficiency)	(14,767,635)	(12,755,263)

Total Liabilities and Shareholders’ Equity (Deficiency)	$206,699,947	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2014	Jan. 31, 2013	Jan. 31, 2014	Jan. 31, 2013
		(Restated)		(Restated)
Operating revenues:
Rental income	$7,016,661	$7,006,441	$21,552,546	$21,023,793
Service income	1,689,849	1,495,414	4,259,143	5,521,481
Sales of real estate	-0-	-0-	2,902,596	-0-
Other income	724,838	401,664	1,378,678	835,060
	9,431,348	8,903,519	30,092,963	27,380,334

Operating costs and expenses:
Rental expenses	5,491,640	4,550,375	15,057,850	13,809,933
Service expenses	1,231,568	950,009	2,920,338	3,611,567
Cost of real estate sales	125,871	-0-	2,396,171	-0-
Selling, general and administrative expenses	1,394,000	1,290,972	3,874,484	3,375,998
	8,243,079	6,791,356	24,248,843	20,797,498

Income from operations	1,188,269	2,112,163	5,844,120	6,582,836

Non-operating income (expense):
Interest expense	(2,571,278)	(2,793,593)	(8,058,607)	(8,267,636)
Other income	80,000	115,349	281,447	288,374
Loss on defeasance	-0-	-0-	(243,602)	-0-
Gain (loss) on derivatives	374,096	276,440	1,308,113	(10,396)
Equity in earnings of unconsolidated subsidiaries	61,932	92,042	337,570	318,306
	(2,055,250)	(2,309,762)	(6,375,079)	(7,671,352)

Loss before income taxes	(866,981)	(197,599)	(530,959)	(1,088,516)

Income taxes	36,629	52,781	60,551	70,273

Consolidated net loss	(903,610)	(250,380)	(591,510)	(1,158,789)

Net loss attributable to noncontrolling interests	373,907	40,717	333,138	340,859

Net loss attributable to First Hartford Corporation	$(529,703)	$(209,663)	$(258,372)	$(817,930)

Net loss per share – basic	$(0.22)	$(0.09)	$(0.11)	$(0.34)

Net loss per share – diluted	$(0.22)	$(0.09)	$(0.11)	$(0.34)

Shares used in basic per share computation	2,413,418	2,415,498	2,414,480	2,418,772

Shares used in diluted per share computation	2,413,418	2,415,498	2,414,480	2,418,772

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2014	Jan. 31, 2013	Jan. 31, 2014	Jan. 31, 2013
		(Restated)		(Restated)

Consolidated net loss	$(903,610)	$(250,380)	$(591,510)	$(1,158,789)

Other comprehensive income, net of income taxes:
Unrealized (losses) gains on marketable securities	(58,449)	109,162	(508,384)	326,324

Comprehensive loss	(962,059)	(141,218)	(1,099,894)	(832,465)

Amounts attributable to noncontrolling interests:
Net loss	373,907	40,717	333,138	340,859
Unrealized gains (losses) on marketable securities	(6,418)	38,357	318,998	107,120

	367,489	79,074	652,136	447,979
Comprehensive loss attributable to First Hartford Corporation	$(594,570)	$(62,144)	$(447,758)	$(384,486)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2014	January 31, 2013
		(Restated)
Operating activities:
Consolidated net loss	$(591,510)	$(1,158,789)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $127,500 in 2014 and $148,500 in 2013	(210,069)	(169,807)
Gain on sale of property	(506,425)	-0-
Depreciation	3,875,849	3,929,434
Amortization	333,626	401,087
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(2,931,338)	(205,974)
Deposits and escrows	986,460	3,700,419
Prepaid expenses	(488,675)	(151,403)
Deferred expenses	(847,649)	(379,634)
Cash and cash equivalents – restricted	817,714	367,546
Accrued liabilities	(169,856)	(1,308,482)
Accrued cost of derivatives	(1,308,113)	10,396
Deferred income	402,995	334,203
Accounts and other payables	2,019,973	(1,171,385)

Net cash provided by operating activities	1,382,982	4,197,611

Investing activities:
Distributions from affiliates	-0-	200,000
Investments in marketable securities	(237,055)	(1,984,067)
Purchase of equipment and tenant improvements	(146,947)	(490,571)
Proceeds from sale of real estate	2,902,596	-0-
Consolidation of formerly nonconsolidated entity	-0-	(11,409)
Additions to developed properties and properties under construction	(2,890,108)	(2,653,829)

Net cash used in investing activities	(371,514)	(4,939,876)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2014	January 31, 2013
		(Restated)
Financing activities:
Contributions from noncontrolling interests – limited partners	$500	$5,066,943
Distributions to noncontrolling interests	(900,668)	(735,551)
Purchase of treasury stock	(12,310)	(8,312)
Proceeds from:
Construction loans payable	1,169,396	3,510,210
Mortgage loans payable	495,258	12,704
Principal payments on:
Construction loans payable	(2,020,640)	(2,965,085)
Mortgage loans payable	(1,949,950)	(1,844,249)
Notes payable	-0-	(631,983)
Advances to related parties and affiliates, net	16,984	15,356

Net cash provided by (used in) financing activities	(3,201,430)	2,420,033

Net change in cash and cash equivalents	(2,189,962)	1,677,768

Cash and cash equivalents, beginning of period	8,346,956	6,599,325

Cash and cash equivalents, end of period	$6,156,994	$8,277,093

Cash paid during the period for interest	$8,422,077	$7,931,236

Cash paid during the period for income taxes	$128,725	$345,186

Debt refinancing in 2nd quarter:
New mortgage loan	$6,200,000
Debt reduced	(6,140,370)
Net cash from refinancing in 2nd quarter	$59,630

Debt refinancing in 3rd quarter:
New mortgage loan	$3,029,560	$240,000
Less debt paid	(2,593,932)	(227,296)
Net cash from refinancing in 3rd quarter	$435,628	$12,704

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

New Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Business and Significant Accounting Policies (continued):

New Accounting Pronouncements (concluded)

date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

Net Loss Per Common Share

       Basic net income (loss) per share amounts are determined using the weighted average number of shares of common stock outstanding during the reporting period. Common stock options of 164,113 and 159,538 for the three and nine month periods ended January 31, 2014 were anti-dilutive. For the three and nine month periods ended January 31, 2013, common stock options of 129,913 and 85,728 were anti-dilutive as well.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized losses of $64,867 and $189,386 for the three and nine month periods ended January 31, 2014 are included in accumulated other comprehensive income.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Real Estate Operations	$8,000,000	$7,636,000	$26,375,000	$24,306,000
Fee for Service	1,431,000	1,268,000	3,718,000	3,074,000
Total	$9,431,000	$8,904,000	$30,093,000	$27,380,000

Operating Cost and Expense:
Real Estate Operations	$5,915,000	$4,622,000	$17,752,000	$15,139,000
Fee for Service	934,000	878,000	2,623,000	2,282,000
SGA	1,394,000	1,291,000	3,874,000	3,376,000
Total	$8,243,000	$6,791,000	$24,249,000	$20,797,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of approximately $37,000 on January 31, 2014 and $860,000 on April 30, 2013 and receivables of approximately  $9,654,000 on January 31, 2014 and $6,533,000 on April 30, 2013.

2.     Restatement:

The Company has restated its January 31, 2013 consolidated financial statements by adding four joint ventures into its consolidated results.  Upon reanalyzing its agreements, it was determined that the Company was the controlling partner of the ventures which triggers a requirement to consolidate.  The ventures are:

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

The effects on the Company’s previously issued financial statements are summarized as follows:

Balance Sheet January 31, 2013

	Previously Reported	Increase (Decrease)	Restatement

Real Estate and Equipment Net	$133,351,809	$41,341,321	$174,693,130
Cash	4,609,451	4,149,986	8,759,437
Investment in Marketable Securities	2,147,357	2,169,998	4,317,355
Accounts and notes receivable	2,254,061	1,958,380	4,212,441
Other receivable	8,531,837	-0-	8,531,837
Deposits, escrows & prepaid & deferred expenses net	6,420,586	2,091,370	8,511,956
Investment in affiliate	9,665	(9,665)	-0-
Due from related parties and affiliates	535,629	(368,260)	167,369
Total Assets	$157,860,395	$51,333,130	$209,193,525

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.       Restatement (continued):

Balance Sheet January 31, 2013

	Previously Reported	Increase (Decrease)	Restatement

Mortgage & notes payables	$141,591,408	$62,308,177	$203,899,585
Payables and accrued liabilities	10,438,521	1,057,757	11,496,278
Accrued cost of derivatives	-0-	4,023,438	4,023,438
Deferred income	754,766	60,115	814,881
Other liabilities	3,633,469	(1,349,358)	2,284,111
Due to related parties	102,752	342,758	445,510
Total liabilities	156,520,916	66,442,887	222,963,803
Stockholders’ Equity (Deficit)	1,339,479	(15,109,757)	(13,770,278)
Total Liabilities and Shareholders’ Deficit	$157,860,395	$51,333,130	$209,193,525

Statement of Operations – Three Months Ended January 31, 2013

	Previously Reported	Increase (Decrease)	Restatement

Revenues	$6,565,024	$2,338,495	$8,903,519
Operating cost	5,683,606	1,107,750	6,791,356
Income from operations	881,418	1,230,745	2,112,163
Interest expenses	(1,822,748)	(970,845)	(2,793,593)
Other Income	115,349	-0-	115,349
Gain (Loss) on Derivatives	-0-	276,440	276,440
Equity in earnings of unconsolidated subsidiaries	152,456	(60,414)	92,042
Loss before income tax	(673,525)	475,926	(197,599)
Income Taxes	52,781	0	52,781
Consolidated Net Loss	(726,306)	475,926	(250,380)
Net (income) loss attributable to non-controlling interest	297,257	(256,540)	40,717
Net (Loss) Gain attributable to First Hartford	$(429,049)	$219,386	$(209,663)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.       Restatement (concluded):

Statement of Operations – Nine Months Ended January 31, 2013

	Previously Reported	Increase (Decrease)	Restatement

Revenues	$20,316,985	$7,063,349	$27,380,334
Operating cost	17,569,987	3,227,511	20,797,498
Income from operations	2,746,998	3,835,838	6,582,836
Interest expenses	(5,391,204)	(2,876,432)	(8,267,636)
Other Income	288,374	-0-	288,374
Gain (Loss) on Derivatives	-0-	(10,396)	(10,396)
Equity in earnings of unconsolidated subsidiaries	742,715	(424,409)	318,306
Loss before income tax	(1,613,117)	524,601	(1,088,516)
Income Taxes	60,915	9,358	70,273
Consolidated Net Loss	(1,674,032)	515,243	(1,158,789)
Net (income) loss attributable to non-controlling interest	891,310	(550,451)	340,859
Net Loss attributable to First Hartford	$(782,722)	$(35,208)	$(817,930)

The change in the loss attributable to the Company for the three and nine months ended January 31, 2013 was mainly due to differences in accounting between equity method and consolidation.

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

	January 31, 2014	April 30, 2013

Real estate and equipment, net	$67,204,060	$68,084,169
Other assets	7,203,599	8,096,778
Total assets	74,407,659	76,180,947
Intercompany profit elimination	(3,114,196)	(3,045,149)
Total assets	$71,293,463	$73,135,798

Mortgages and other notes payable	$55,365,784	$56,039,906
Other liabilities	3,976,612	3,330,240
Total liabilities	$59,342,396	$59,370,146

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Dover Parkade, LLC
Revenue	$617,715	$593,572	$2,033,188	$1,874,548
Expenses	548,850	529,489	1,613,048	1,534,936
Net income	$68,865	$64,083	$420,140	$339,612

For the years prior to May 1, 2009, the Company was committed to provide funding to Dover, Parkade LLC. Although the Company no longer considers itself liable for their obligations, it had not previously discontinued applying the equity method on this investment since the Company had previously considered itself to be committed to providing financial support to them.  The Company’s investment was recorded at cost and subsequently adjusted for their gains, losses and distributions.  The resulting carrying value of this investment is ($1,987,976) as of January 31, 2014 and ($2,198,045) as of April 30, 2013, and is included in other liabilities.

4.     Income Taxes:

As of January 31, 2014, the Company has Federal net operating loss carryforwards totaling approximately $15,400,000 that are available to offset future Federal taxable income through various periods expiring between 2016 and 2028. The Company has concluded that it is more likely than not that it will not realize any deferred income tax assets in the near term.

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

Rental Income

Rental Income by type of tenant follows:

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

Residential	$2,787,072	$2,784,595	$8,312,410	$8,329,679
Commercial	4,229,589	4,221,846	13,240,136	12,694,114
	$7,016,661	$7,006,441	$21,552,546	$21,023,793

Service Income

Service income by type of service follows:

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

Construction Services	-0-	-0-	-0-	$1,966,138
Management Fees	101,753	226,630	342,971	480,872
Preferred developer Fees	1,588,096	1,268,784	3,916,172	3,074,471
	$1,689,849	$1,495,414	$4,259,143	$5,521,481

Sales of Real Estate

In the three month period ended January 31, 2014, the Company did not sell any real estate.   In the nine months ended January 31, 2014, the Company sold a total of three outparcels in our Edinburg shopping center for a total of $1,682,000 as well as a parcel in Houston, Texas to Aldi Supermarkets for $1,220,000.

Other Income

Included in other income are the beer and wine sales from a liquor store the Company is operating in our North Adams shopping center.  A small sandwich shop opened as part of the same facility.  The Company hopes to get a full liquor license in 2014.  The beer and wine portion opened in mid-September 2013 and has sales revenue of approximately $472,000 to January 31, 2014, of that amount approximately $353,000 was from the three months ended January 31, 2014.

Revenue from the movie theater in North Adams, Massachusetts, was approximately $235,000 and $633,000 for the three and nine month periods ended January 31, 2014 and $210,000 and $534,000 for the three and nine months of 2013 respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Operating Cost and Expenses

Rental Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

Residential	$2,959,568	$2,402,162	$7,875,309	$7,120,762
Commercial	2,532,072	2,148,213	7,182,541	6,689,171
	$5,491,640	$4,550,375	$15,057,850	$13,809,933

Residential

The three and nine month period ended January 31, 2014 had a year over year increase in rental expense of approximately $557,000 and $754,000 respectfully.  The increase was mainly from asbestos remediation work.  Additional costs were incurred in utilities, as a fire in the cogeneration system forced a closure of the system.   As a result cogeneration savings did not occur.

Service Expenses

Included in service expense in the nine month period ended January 31, 2013, is $1,329,000 of construction costs. In the periods ended January 31, 2014, there were no construction costs. All remaining service expense, other than the construction cost, is cost of the preferred development program.

Selling, General and Administrative

For the three and nine month periods ended January 31, 2014 SG&A expenses increased approximately $103,000 and $499,000 respectively over the three and nine month periods ended January 31, 2013.  Of that increase approximately $184,000 was due to operations (including certain startup cost) for the wine and beer store described above.  A major part of the balance was due to salary and medical insurance cost.

Non-operating Income (Expense)

Interest Expense

Interest expense breaks out as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

Residential	$687,075	$706,368	$2,012,382	$2,121,686
Commercial	1,884,203	2,087,225	6,046,225	6,077,968
Other	-0-	-0-	-0-	67,982
	$2,571,278	$2,793,593	$8,058,607	$8,267,636

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Non-operating Income (Expense) (concluded):

Loss on Defeasance

Loss on Defeasance was caused by an early refinancing and repayment of the mortgage on the Plainfield Parkade.  Details of the refinances were included in a form 8-K filed on October 8, 2013.

Gain (Loss) on Derivatives

For the three and nine month periods ended January 31, 2014 the Company recorded gains of $374,096 and $1,308,113  as compared to a gain of $276,440 and a (loss) of $(10,396) for the three and nine month period ended January 31, 2013.   Of these amounts, 50% was reduced through the non-controlling interest.

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of the unconsolidated subsidiary increased approximately $19,000 on a period over period basis for the nine months ended January 31, 2014.  During the same periods the amounts distributed from a 50% owned investee were lower than the prior periods by approximately $21,000. Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation, amortization and gain or losses from derivatives which are noncash) have exceeded capital contributions.

While the Company has a policy of recording distributions in excess of basis as income, it does not control the rate of distributions of the investee partnership. Cash flow in excess of distribution is held at the partnership level.  Please refer to the financial statements of the Company’s nonconsolidated investee partnership which are included in the Company’s Form 10-K for the year ended April 30, 2013.

Income Taxes

The Company has significant net operating loss carryforwards, so it will likely not be required to pay Federal income taxes in the near term.

Capital Resources and Liquidity

As of January 31, 2014, the Company had approximately $10,732,000 of unrestricted cash, cash equivalents and marketable securities. This includes approximately $10,120,000 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to approximately $38,000 and tenant security deposits held by VIEs of approximately $417,000 are included in restricted cash and cash equivalents.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through April 30, 2015. Borrowings for selective new construction loans,  property purchases or mortgage debt refinancing are generally available to the Company at competitive rates which requires greater equity than in past periods.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2014, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                               None

Item 3.                  DEFAULTS UPON SENIOR SECURITIES

                               None

Item 4.                  MINE SAFETY DISCLOSURES

                               Not applicable

Item 5.                  OTHER INFORMATION

None

                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                The Company’s Annual Meeting of Shareholders was held on June 9, 2014 in Hartford, Connecticut.

                                The following nominees were elected as directors by the votes indicated:

Name	For	Against
Neil H. Ellis	1,983,243	13,815
David B. Harding	1,983,243	13,815
Stuart I. Greenwald	1,983,368	13,690

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
August 7, 2014
Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
August 7, 2014
Stuart I. Greenwald Treasurer
and Chief Financial Officer