Form 10-K
period 2014-04-30
FIRST HARTFORD CORP
filed 2014-10-27
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934.

For the fiscal year ended          April 30, 2014

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934.

For the transition period from ____________________ to _________________________

Commission File number   0-8862

FIRST HARTFORD CORPORATION
(Exact name of registrant as specified in its charter)

_________Maine_____________	______01-0185800
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   X No

As of October 31, 2013, the aggregate market value of the registrant’s common stock (based upon $2.70 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was approximately $1,480,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.  2,411,965 as of September 16, 2014.

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

The Company has an agreement with CVS Caremark Corporation (“CVS”) to be a preferred developer in Western Texas, the Rio Grande Valley, Houston, Austin, Long Island, NY, Northern New Jersey and Louisiana.  This is a fee for service agreement whereby the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for real estate committee approval.  Once approved the Company will negotiate a purchase or lease and obtain permits.  The Company will invoice (and record as income) approximately 75% of the fee when the property is purchased or leased and a building permit is issued.  Fees vary based on location and style of the store.  A third party contractor is selected who will work through the Company.  The Company will manage the construction and administrate the contracts and payments.  When a Certificate of Occupancy is obtained, CVS will make a payment of approximately 50% of the balance.  After the store is opened and all the open items are closed out the Company will receive a final payment. These two payments are recognized as income when invoiced.  The entire process will normally take 1-3 years. The volume of revenue is in excess of 10% of the Company revenue.

The Company is also a preferred developer for Cumberland Farms Inc. Its scope of work is less than the above as the Company is not involved in the construction management of the store.

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

On April 30, 2014, the Company employed 89 people full time.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

Consolidated Subsidiaries

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Edinburg, TX	Shopping Center	449,558 sq. ft. JC Penney 23% Academy Sports 17% Burlington Coat Factory 18%, Effective rent per sq. ft. occupied, exclusive of JC Penney (JC Penney owns building) is $9.41, occupied 98%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing

X	W. Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Big Lots 21% Harbor Freight 12%, Effective rent per sq. ft. occupied is $8.92, 82.45% occupied	Owned by a subsidiary of the Company

X	North Adams, MA	Shopping Center

131,682 sq. ft.

Steeple City Cinema 20% Company owned;

Steeple City Liquor 11% Company owned;

Peebles 14%

Planet Fitness 8%

Effective rent per sq. ft. occupied – net of 41,067 sq. ft. Company owned $8.44, 75% occupied

100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing after Company receives $500,000

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries (continued):

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Plainfield, CT	Strip Shopping Center	60,154 sq. ft. Big Y 76%, effective rent per sq. ft. occupied is $11.68, 100% occupied	Owned by a subsidiary of the Company
X	Putnam, CT	Shopping Center	57,527 sq. ft. Big Lots 46%, Effective rent per sq. ft. occupied is $9.37 94.3% occupied	Owned by a subsidiary of the Company
	Cranston, RI	Shopping Center	259,218 sq. ft. Kmart 40% Stop & Shop 25 % TJ Maxx 9% Effective rent per sq. ft. occupied is $14.65 95.6% occupied	50% owned by a subsidiary of the Company

	Cranston, RI	College	60,000 sq. ft. Career Education College Effective rent per sq. ft. is $25.41 Currently vacant-leased to 12/31/18	50% owned by a subsidiary of the Company

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease 100% occupied	50% owned by a subsidiary of the Company

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston Effective rent per sq. ft. occupied is $17.75 100% occupied	50% owned by a subsidiary of the Company

X	Lubbock, TX	Shopping Center	160,555 sq. ft. Steinmart 26% Mardel 25% TJ Maxx 19% Effective rent per sq. ft. occupied is $8.62 91.9% occupied	2.0% owned by a subsidiary of the Company

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries (continued):

The properties listed above, contain approximately 1,383,000 of rentable sq. ft. of which approximately 88,000 sq. ft. was vacant at April 30, 2014.  Over the next 10 years, 80 of the current 86 leases will expire as follows:

Year Ended	Number of Leases	Sq. Ft.	Base Rent	Percentage of Base Rent
4/30/15	4	61,410	$450,028	3.27%
4/30/16	10	110,748	$893,237	6.49%
4/30/17	17	91,211	$1,204,188	8.74%
4/30/18	11	70,752	$786,817	5.71%
4/30/19	15	237,485	$3,542,236	25.71%
4/30/20	6	114,289	$1,065,428	7.74%
4/30/21	2	6,556	$100,290	0.73%
4/30/22	5	97,781	$1,391,564	10.01%
4/30/23	7	92,000	$978,864	7.11%
4/30/24	3	95,808	$618,647	4.49%

Total rental income of these properties for the year ended April 30, 2014 was approximately $17,826,000 of which approximately $3,694,000 is for reimbursement of Real Estate tax, common area and insurance expense.

The Company does not have any individual tenants which accounts for 5% or more of the Company’s revenues.

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Rockland, MA	Apartments	204 units, low to moderate income 96% occupied, effective sq. ft. rent - $16.56	.01% owned by a 75% owned subsidiary of the Company

X	Somerville, MA	Apartments	501 units, low to moderate income, 98% occupied, effective sq. ft. rent - $24.09	.0049% owned by a 75% owned subsidiary of the Company

ITEM 2.           PROPERTIES (concluded):

Non Consolidated Subsidiaries

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status
X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company

	Dover Township, NJ	Shopping Center	108,314 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company

ITEM 3.           LEGAL PROCEEDINGS

The Company may be involved in legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts, employee disputes and personal injuries. The Company does not believe that any of these proceedings will have a material impact on its consolidated financial statements.

Other proceedings

The Company is not aware of any material legal proceedings which would need to be cited herein.

For proceedings involving officers and directors, see Item 10(f) on Page 41.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                        AND ISSUER PURCHASES OF EQUITY SECURITIES

First Hartford Corporation (FHRT) trades on the OTC.  Investors can find current financial disclosures and quotes for the Company on Yahoo Finance and other financial sites.

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2014	High	Low	Dividends Paid Per Common Share
First Quarter	$3.19	$2.25	None
Second Quarter	$3.00	$2.70	None
Third Quarter	$2.70	$2.10	None
Fourth Quarter	$2.30	$1.10	None

2013
First Quarter	$1.35	$1.35	None
Second Quarter	$2.49	$1.04	None
Third Quarter	$2.71	$2.25	None
Fourth Quarter	$2.61	$2.25	None

No dividends have been paid in the past two fiscal years.

Sales of common stock have occurred sporadically.  The last reported sale was for $1.60 per share on October 8, 2014.

The Company repurchased 4,823 shares of common stock during the year ended April 30, 2014.

The Company has not sold unregistered shares of securities during the year ended April 30, 2014.

There are approximately 439 shareholders of record for the Company’s common stock as of April 30, 2014.

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

RESULTS OF OPERATIONS

Real Estate Transactions

On February 21, 2014 the Company purchased a 2.7 acre parcel of land for approximately $1,533,000.  The Company leased 1.8 acres to a national retailer and sold the lease for $1,660,000.  A .90 acre parcel is available for lease or sale.

During the course of the year the Company sold a parcel purchased last year to Aldi Supermarket for $1,220,000, and three outparcels from our Edinburg, Texas shopping center for $1,682,000.

On April 29, 2013 the Company purchased 7.9467 acres of land in Humble, Texas for $2,219,906, of that parcel 1.959 acres was leased to a national retailer.  That lease was simultaneously sold to an investor for $2,385,000.  Approximately $1,205,000 of the purchase price was allocated to the cost of property sold.

Rental Income

Rental income for the years ended April 30, by type of tenant follows:

	2014	2013
Residential	$11,161,000	$11,105,000
Commercial	17,826,000	17,171,000
	$28,987,000	$28,276,000

Residential

Increases in residential rental income of approximately $56,000, resulted from a full year occupancy after construction in Clarendon Hill Towers.

Commercial

Commercial rental income increased by approximately $655,000 year over year, there were increases of approximately $478,000 as a result of new rentals in Edinburg, Texas.  We currently only have 9,000 sq. ft. of space unoccupied in Edinburg (leased and under construction) but we still have the space to double the size of the center.  This would be contingent upon leasing and financing.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Service Income

Service income is approximately made up of the following:

	2014	2013

Preferred Developer Fees	$5,189,000	$4,952,000
Construction Income, Delaware Housing	-0-	1,966,000
Management Fees	498,000	586,000
Other Service Income	208,000	36,000
	$5,895,000	$7,540,000

Preferred Developer Fees are from CVS and Cumberland Farms.

Construction in Delaware was completed by October 2012.  Management fees are mainly from the Delaware project, as the fees which result from controlled projects are eliminated in consolidations.  Other service income for the year ended April 30, 2014 included a $150,000 fee from a third party.

Other Income

Included in other income are the beer and wine sales from a liquor store the Company is operating in our North Adams shopping center.  A small sandwich shop opened as part of the same facility.  The Company expects to get a full liquor license in 2014.  The beer and wine portion opened in mid-September 2013 and has sales revenue of approximately $800,000 for the year ended April 30, 2014.

Revenue from the movie theater in North Adams, Massachusetts, was approximately $800,000 and $687,000 for the years ended April 30, 2014 and 2013 respectively also included in other income.

Operating Costs and Expenses

Rental Expenses

Rental expense is made up as follows:

Commercial	2014	2013
Depreciation and Amortization	$3,451,000	$3,521,000
Other Rental Expenses	6,432,000	5,893,000
	$9,883,000	$9,414,000
Residential
Depreciation and Amortization	$2,157,000	$2,140,000
Other Rental Expenses	8,350,000	7,040,000
	$10,507,000	$9,180,000

TOTAL	$20,390,000	$18,594,000

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

In the previous year the increase in the rental expense from the commercial properties is mainly a result of adding in excess of 100,000 sq. ft. to the Edinburg property.

The year over year in residential rental expenses are mainly from asbestos remediation work at Clarendon Hill Towers.  Additional costs were incurred in utilities, as a fire in the cogeneration system at Clarendon forced a closure of the system.  As a result cogeneration savings did not occur.

Service Expense

Service Expense is explained as follows:

	2014	2013
Preferred Developer Expense and other cost	$2,125,000	$1,705,000
Fees	1,630,000	1,648,000
	$3,755,000	$3,353,000
Construction and other cost	422,000	1,372,000
	$4,177,000	$4,725,000

Payroll and related cost increase year over year in an attempt to increase our Preferred Developer business

Selling, General and Administrative (“SG&A”)

The store selling beer and wine opened in September 2013 and had cost of $926,000 included in SGA expenses in the year ended April 30, 2014.

Non Operating Income (Expense)

Equity in Earnings (Losses) of Unconsolidated Subsidiary

The equity in earnings (losses) of unconsolidated subsidiary are broken down as follows:

	April 30, 2014	April 30, 2013
Income from operations	$286,213	$255,872
Distributions	137,500	178,500
Equity in Earnings of Unconsolidated Subsidiary	$423,713	$434,372

Gain on Derivatives

These are the non-cash items that track the value of the interest rate swaps owned by a 50% owned subsidiary of the Company.

Loss on Defeasance

Resulted from a refinancing of a shopping center owned by a 100% owned subsidiary of the Company.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Non Operating Income (Expense) (concluded):

Impairment and Debt

In conjunction with preparing its fiscal year 2014 financial statements the Company determined that the carrying value of a shopping center in North Adams, Massachusetts owned by its 100% owned subsidiary, Main Street N A Parkade, LLC was impaired. The continuing overall economic decline in the geographical area and retail industry thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center. The carrying value of the shopping center exceeded its estimated fair value by $4,027,573 and was written down to $7,260,000. This impairment loss is included in the operating results for the Company’s “Real Estate Operations” segment.

The Company is currently negotiating with the representative of the holder of the nonrecourse mortgage debt on the shopping center. If mutually agreeable and financially feasible terms cannot be reached the Company may exchange the shopping center in satisfaction of the debt. The fair value of the shopping center as of April 30, 2014 is $7,260,000 and the carrying value of the related debt is $12,575,423.  Fair value was determined by third party valuation on an “as is” basis using primarily discounted cash flows.

Interest Expense

	2014	2013
Commercial	$7,975,000	$8,086,000
Residential	2,691,000	2,814,000
Other	36,000	124,000
	$10,702,000	$11,024,000

Income Taxes

See Note 10 to the Company’s financial statements for information about the effective income tax rate. In general, the Company has significant net operating loss carryforwards, so it will likely not be required to pay Federal income taxes in the near term.

Capital Resources and Liquidity

The Company ended the 2014 fiscal year with approximately $6,501,000 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalents includes approximately $5,062,000 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to approximately $351,000 and tenant security deposits held by VIE’s of approximately $418,000 are included in restricted cash and cash equivalents.

The Company ended the 2014 fiscal year with approximately $4,906,000 of investments in marketable securities, all of which belongs to partner entities.

The Company has a Federal net operating loss carry-forward in excess of $15,000,000 for tax purposes, and no net deferred income tax asset. The Company will not have to pay any Federal taxes until its net operating losses are used or expired.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (concluded):

Capital Resources and Liquidity (concluded):

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through April 30, 2015.  Borrowing for new construction loans, property purchases or balloon payments are unclear at this time.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2014, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

Changes in Internal control Over Financial Reporting

During the years ended April 30, 2014 and 2013, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ deficiency and cash flows for each of the years in the two-year period ended April 30, 2014. First Hartford Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Hartford Corporation and Subsidiaries as of April 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP
Glastonbury, Connecticut
October 20, 2014

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2014 AND 2013

ASSETS

	2014	2013
Real estate and equipment:
Developed properties (including $71,182,200 in 2014 and $70,735,840 in 2013 for VIEs)	$195,999,323	$202,050,054
Equipment and tenant improvements (including $2,314,849 in 2014 and $2,084,461 in 2013 for VIEs)	3,639,292	3,458,587
	199,638,615	205,508,641
Less accumulated depreciation and amortization (including $9,776,315 in 2014 and $7,781,281 in 2013 for VIEs)	34,260,586	31,695,129
	165,378,029	173,813,512
Property under construction (including $391,905 in 2014 and 2013 for VIEs)	1,401,846	613,200

	166,779,875	174,426,712

Cash and cash equivalents (including $535,230 in 2014 and $2,052,427 in 2013 for VIEs)	6,500,885	8,346,956

Cash and cash equivalents – restricted (including $441,877 in 2014 and $412,518 in 2013 for VIEs)	769,231	1,272,924

Marketable securities (including $2,936,778 in 2014 and $1,424,072 in 2013 for VIEs)	4,906,248	4,846,778

Accounts and notes receivable, less allowance for doubtful accounts of $341,600 in 2014 and $508,700 in 2013 (including $87,049 in 2014 and $126,408 in 2013 for VIE’s)	4,266,706	3,684,774

Other receivables	16,842,826	8,744,470

Deposits and escrow accounts (including $1,768,581 in 2014 and $2,824,785 in 2013 for VIEs)	3,907,239	5,222,827

Prepaid expenses (including $223,453 in 2014 and $178,762 in 2013 for VIEs)	925,906	571,775

Deferred expenses, net (including $1,053,585 in 2014 and $1,091,734 in 2013 for VIEs)	3,103,178	2,983,819

Investment in affiliates	100	100

Due from related parties and affiliates	165,206	165,188

Total assets	$208,167,400	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2014 AND 2013
(continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2014	2013
Liabilities:
Mortgages and other notes payable:
Construction loans payable	$49,316,486	$52,847,132
Mortgages payable (including $53,429,857 in 2014 and $54,335,209 in 2013 for VIEs)	148,308,158	146,327,723
Notes payable – other (including $1,704,697 in 2014 and 2013 for VIEs)	1,704,697	3,534,301

	199,329,341	202,709,156

Accounts payable (including $488,140 in 2014 and $434,309 in 2013 for VIEs)	2,317,036	1,853,976
Other payables	14,845,606	6,832,367
Accrued liabilities (including $3,225,028 in 2014 and $2,648,075 in 2013 for VIEs)	5,467,707	4,866,430
Accrued cost of derivatives	2,411,173	3,656,380
Deferred income (including $247,856 in 2014 and 2013 for VIEs)	855,121	455,475
Other liabilities	1,911,832	2,198,045
Due to related parties and affiliates (including $399,214 in 2014 and $377,775 in 2013 for VIEs)	471,114	449,757
Total liabilities	227,608,930	223,021,586

Commitments and Contingencies

Shareholders’ Equity (Deficiency):
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,298,609 in 2014 and 2013, outstanding 2,412,002 and 2,416,825 in 2014 and 2013, respectively	3,298,609	3,298,609

Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(27,222,017)	(22,553,780)
Accumulated other comprehensive income (loss)	34,313	146,666
Treasury stock, at cost, 886,607 and 881,784 shares in 2014 and 2013, respectively	(4,964,884)	(4,952,574)
Total First Hartford Corporation	(23,655,051)	(18,862,151)

Noncontrolling interests	4,213,521	6,106,888
Total shareholders’ equity (deficiency)	(19,441,530)	(12,755,263)

Total liabilities and shareholders’ equity (deficiency)	$208,167,400	$210,266,323

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013
Revenues:
Rental income	$28,986,777	$28,276,204
Service income	5,895,313	7,540,019
Sales of real estate	4,562,596	2,385,000
Other income	1,614,637	826,357
	41,059,323	39,027,580

Operating costs and expenses:
Rental expenses (Includes depreciation and amortization of approximately $4,767,000 and $5,661,000 in 2014 and 2013, respectively	20,389,867	18,594,461
Service expenses	4,177,617	4,725,887
Cost of real estate sales	3,631,374	1,221,627
Selling, general and administrative expenses	5,374,666	4,717,697
	33,573,524	29,259,672

Income from operations	7,485,799	9,767,908

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	423,713	434,372
Other income	719,709	655,990
Gain on derivatives	1,245,207	356,662
Loss on defeasance	(243,602)	-0-
Loss on impairment	(4,027,573)	-0-
Interest expense	(10,702,148)	(11,024,267)
	(12,584,694)	(9,577,243)

Income (loss) before income taxes	(5,098,895)	190,665

Income taxes	48,872	64,985

Consolidated net income (loss)	(5,147,767)	125,680

Net loss attributable to noncontrolling interests	479,030	33,279

Net income (loss) attributable to First Hartford Corporation	$(4,668,737)	$ 158,959

Net income (loss) per share – basic	$(1.93)	$0.07

Net income (loss) per share – diluted	$(1.93)	$0.06

Shares used in basic per share computation	2,413,452	2,418,286
Shares used in diluted per share computation	2,413,452	2,521,227

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013

Consolidated net income (loss)	$(5,147,767)	$125,680

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(202,728)	330,960

Total comprehensive income (loss)	(5,350,495)	456,640

Amounts Attributable to noncontrolling interests:
Net loss	479,030	33,279
Unrealized gain (loss) on marketable securities	90,375	(155,546)

	569,405	(122,267)

Comprehensive income (loss) attributable to First Hartford Corporation	$(4,781,090)	$334,373

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income*	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Balance, April 30, 2012	$3,298,609	$5,198,928	$(22,714,515)	$(28,748)	$(4,943,289)	$(19,189,015)	$1,563,054	$(17,625,961)

Contributions from noncontrolling interests, net	-0-	-0-	-0-	-0-	-0-	-0-	5,066,944	5,066,944

Equity adjustment for reversing equity method	-0-	-0-	1,776	-0-	-0-	1,776	-0-	1,776

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(645,377)	(645,377)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(9,285)	(9,285)	-0-	(9,285)

Net income	-0-	-0-	158,959	-0-	-0-	158,959	(33,279)	125,680

Unrealized gain on marketable securities	-0-	-0-	-0-	175,414	-0-	175,414	155,546	330,960

Balance, April 30, 2013	3,298,609	5,198,928	(22,553,780)	146,666	(4,952,574)	(18,862,151)	6,106,888	(12,755,263)

Equity adjustment for reversing equity method	-0-	-0-	500	-0-	-0-	500	-0-	500

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(1,323,962)	(1,323,962)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(12,310)	(12,310)	-0-	(12,310)

Net loss	-0-	-0-	(4,668,737)	-0-	-0-	(4,668,737)	(479,030)	(5,147,767)

Unrealized loss on marketable securities	-0-	-0-	-0-	(112,353)	-0-	(112,353)	(90,375)	(202,728)

Balance, April 30, 2014	$3,298,609	$5,198,928	$(27,222,017)	$34,313	$(4,964,884)	$(23,655,051)	$4,213,521	$(19,441,530)

*Consists exclusively of net unrealized gains (losses) on available-for-sale marketable securities.

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013
Operating activities:

Consolidated net income (loss)	$(5,147,767)	$125,680
Adjustments to reconcile consolidated net income (loss)
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of
distributions of $137,500 in 2014 and $178,500 in 2013	(286,213)	(255,872)
Gains on sale of real estate	(931,222)	(1,163,373)
Loss on impairment	4,027,573	-0-
Depreciation and amortization of real estate and equipment	5,090,421	5,223,066
Amortization of deferred expenses	441,346	514,823
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(8,680,288)	109,060
Deposits and escrow accounts	1,315,588	3,242,212
Prepaid expenses	(354,131)	88,495
Deferred expenses	(560,705)	(541,525)
Cash and cash equivalents – restricted	503,693	(423,034)
Accrued liabilities	601,277	(178,472)
Accrued cost of derivatives	(1,245,207)	(356,662)
Deferred income	399,646	(25,203)
Accounts and other payables	8,476,299	(422,377)
Net cash provided by operating activities	3,650,310	5,936,818

Investing activities:
Investments in affiliates	-0-	(100)
Investments in marketable securities	(2,672,740)	(3,715,280)
Proceeds from sale of marketable securities	2,410,542	1,206,430
Purchases of equipment and tenant improvements	(180,705)	(515,714)
Consolidation of formerly nonconsolidated entity	500	1,776
Proceeds from sales of real estate	4,562,596	2,385,000
Additions to developed properties and property under construction	(4,921,825)	(4,877,528)
Net cash used in investing activities	(801,632)	(5,515,421)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013
(continued)

	2014	2013
Financing activities:

Contributions from noncontrolling interests – limited partners	$-0-	$5,066,944
Purchase of treasury stock	(12,310)	(9,285)
Distribution to noncontrolling interests	(1,323,963)	(645,377)
Proceeds from:
Construction loans	1,178,517	3,510,210
Mortgages	495,258	21,886,960
Other notes	-0-	-0-
Principal payments on:
Construction loans	(2,115,231)	(24,689,340)
Mortgages	(2,938,359)	(3,067,309)
Other notes	-0-	(749,353)
Advances to related parties and affiliates, net	21,339	22,784
Net cash (used in) provided by financing activities	(4,694,749)	1,326,234

Net change in cash and cash equivalents	(1,846,071)	1,747,631
Cash and cash equivalents, beginning of year	8,346,956	6,599,325

Cash and equivalents, end of year	$6,500,885	$8,346,956

Cash paid during the year for interest	$10,914,243	$10,324,633
Cash paid during the year for income taxes	$220,507	$147,942

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.   Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate, all of which is considered the “Real Estate Operation” segment.  The Company has a second segment “Fee for Service” in which the Company is engaged as a preferred developer for CVS and Cumberland Farms. (see Service Income to follow).

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

Revenue Recognition

Construction Revenue - The Company primarily develops real estate for its own use.  However, revenues from projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  Construction revenues were approximately $-0- and $1,966,000 for the years ended April 30, 2014 and 2013. Such revenues are included in service income and relate primarily to a single contract which was completed prior to April 30, 2013.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.   Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.  For the years ended April 30, 2014 and 2013, the Company had sales of approximately $4,562,000 and $2,385,000, respectively.  The cost of the property sold was approximately $3,631,000 and $1,221,000 for 2014 and 2013, respectively.  None of the property sold was otherwise providing cash flows to the Company.

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

Service Income

The Company is party to a Preferred Developer Agreement with CVS.  Under this agreement, the Company’s fee for such services provided is recognized as earned when services, as outlined in the development agreement are provided. Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2014 and 2013 were approximately $4,514,000 and $4,822,000 respectively, which is included in service income in the consolidated statements of operations.  The Company is also a party to a Preferred Developer Agreement with Cumberland Farms Inc. Fees earned during the years ended April 30, 2014 and April 30, 2013 were $675,000 and $130,000 respectively.

The Company also provides management and maintenance services to others.  Fees for such services provided are recognized in service income as earned when services are provided.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with these activities but not yet funded were $14,845,000 and $6,832,366 as of April 30, 2014 and 2013 respectively, and have been included as “other payables” in the consolidated balance sheets.  Related reimbursements due from CVS were $15,405,000 and $6,533,260 as of April 30, 2014 and 2013, respectively, and have been included in other receivables in the consolidated balance sheets.

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
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

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

The Company capitalizes labor cost for direct work by offsite staff on specific projects.  In the year ended April 30, 2014, $-0- was capitalized.  For the year ended April 30, 2013 approximately $139,000 was capitalized.

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

Leasing costs incurred, primarily commissions, are capitalized for signed leases.  Financing costs including legal fees and other costs relating to the acquisition of debt financing are deferred.  Leasing and deferred financing costs are included in deferred expenses in the accompanying consolidated balance sheets.  Such costs are amortized using the straight-line method over the terms of the related leases and debt, respectively.  The unamortized balance of such cost was $2,366,155 and $2,720,341 as of April 30, 2014 and 2013, respectively.  Amortization expense was $441,342 and $514,823 for the years ended April 30, 2014 and 2013, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.   Summary of Significant Accounting Policies (continued):

Deferred Expenses (concluded):

Amortization expense for the next five years is expected to be as follows:

Year Ending April 30
2015	$332,789
2016	261,163
2017	251,635
2018	221,319
2019	170,804
Thereafter	1,128,445
Total	$2,366,155

Investment in Affiliated Entities

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (“Dover”).  The Company has a 50% interest in “Dover” which owns a shopping center in Dover Township, NJ.  The operating and financial policies of “Dover” are not controlled by the Company.  For the years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions. Since 2009, the Company has not increased its negative investment but has begun to record distributions to income. The resulting carrying value of this investment ($1,911,833) as of April 30, 2014 and ($2,198,046) as of April 30, 2013 is included in other liabilities.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 200 unit subsidized housing project in Claymont, Delaware.  The Company is a non-controlling .01% limited partner in the entity.  The Company’s investment is carried at cost of $100. A subsidiary of the Company is the managing agent.

The Company recorded equity in earnings of unconsolidated subsidiaries of $423,713 and $434,372 for the years ended April 30, 2014 and 2013, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

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

Level 1

Marketable Securities – Common and Preferred Stocks

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date.  As of April 30, 2014 and 2013, investments consist of equity securities, which are classified as available for sale.  Investments in marketable securities are stated at fair value.  Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency. Net unrealized losses of $202,728 as of April 30, 2014 and gains of $330,960 as of April 30, 2013 are included in accumulated other comprehensive (loss) income. Gains or losses on securities sold are based on the specific identification method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.   Summary of Significant Accounting Policies (continued):

Fair Value Measurements (concluded):

Level 2

Derivative Instruments

During fiscal year 2006, the Company entered into two separate floating-to-fixed interest rate swap agreements with a bank which expire in June 2015 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations.  The gain on derivatives incurred during the years ended April 30, 2014 and 2013 totaled $1,245,207 and $356,662, respectively, and the Company has recorded a liability of $2,411,173 and $3,656,380 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2014 and 2013, respectively.

Level 3

Debt

A VIE of the Company assumed a third mortgage note with MHFA on November 1, 2006, having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. The VIE has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan was recorded at its estimated fair value on the date of acquisition. The fair value of the third mortgage note has been determined based on the fair value of the property on the acquisition date less the primary loan balances. The third mortgage note is revalued at each reporting period. As of April 30, 2014, the carrying amount of the loan was $1,828,910.

There have been no significant transfers between Level 1 and Level 2.

Long-Lived Assets

Long-lived assets held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount might not be recovered.

The Company presents operations related to developed properties that have been sold or developed properties that are intended to be sold as discontinued operations.  Developed properties intended to be sold are designated as “held for sale” on the consolidated balance sheets.  No developed properties were sold during the years ended April 30, 2014 or 2013 and none are designated as held for sale at year end.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.   Summary of Significant Accounting Policies (continued):

  Income Taxes (concluded):

As of April 30, 2014 and 2013, the Company has no significant uncertain income tax positions.  The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense.

The State of Massachusetts last concluded an audit for the years ended April 30, 2008 and 2009. In addition, the Internal Revenue Service conducted an audit for the year ended April 30, 2010.  The Company received a notice from the Internal Revenue Service dated November 29, 2012 that the Service has completed its examination of the Company’s Federal income tax return for the period ended April 30, 2010.  The examination resulted in no change in reported tax.  The determination does not include any partnerships in which the Company has an interest.  Otherwise, tax returns for fiscal years after 2010 are open to examination by Federal, local and state authorities.

The Company follows FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. After review of the Company’s tax positions, no liabilities were recorded for unrecognized tax benefits as of April 30, 2014 or 2013.

The Company recognizes interest accrued related to unrecognized tax benefits, if any, in interest expense and penalties in operating expense. During the years ended April 30, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year.  Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants using the “treasury stock” method. There were no options outstanding at April 30, 2014. For the year ended April 30, 2013, the effect for the dilutive options outstanding was 102,941 shares.

New Accounting Pronouncements

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company's consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.   Summary of Significant Accounting Policies (concluded):

New Accounting Pronouncements (concluded):

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers.  The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchanged for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

2.   Consolidated Variable Interest Entities (concluded):

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Association, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.  The option price is the greater of:

a.       Outstanding debt and taxes, or

b.      Fair market value of the property

The assets at April 30, 2014 and 2013 of the consolidated VIEs (Rockland and Clarendon), that can be used only to settle their obligations and their liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets as follows:

	April 30
	2014	2013

Real estate and equipment, net	$66,786,598	$68,084,169
Other assets	7,060,316	8,096,778
Total assets	73,846,914	76,180,947

Intercompany profit elimination	(3,085,303)	(3,045,149)
Consolidated	$70,761,611	$73,135,798

Mortgages and other notes payable	$55,134,554	$56,039,906
Other liabilities	3,961,024	3,330,240
Total liabilities	$59,095,578	$59,370,146

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon. Combined revenues for Rockland and Clarendon were $11,160,723 for the year ended April 30, 2014 and $11,105,125 for the year ended April 30, 2013. The combined net loss for Rockland and Clarendon was $1,920,508 for the year ended April 30, 2014 and $1,073,416 for the year ended April 30, 2013. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

Trolley Barn’s only asset is approximately seven acres of land in Cranston, RI.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

3.   Construction Loans, Mortgages and Notes Payable:

Information about the Company’s debt follows:

	2014	2013
Construction loans and mortgages payable with interest rates ranging from
zero to 11.00% at April 30, 2014 and 2013 and maturities at various dates through 2056.	$197,624,644	$199,174,855

Notes payable on Clarendon with interest rates ranging from zero to 4.40% at
April 30, 2014 and 2013 and maturities ranging from 2030 to 2050.	1,704,697	1,704,697

Note and pre-judgment interest payable to Richard E. Kaplan
Paid in full by October 4, 2013.	-0-	1,829,604

	$199,329,341	$202,709,156

No interest was capitalized for the years ended April 30, 2014 and 2013, as the amounts were not material.

Aggregate principal payments due on the above debt for each of the years succeeding April 30, 2014 are as follows:

Year Ending April 30

2015	$8,976,546
2016	42,140,790
2017	2,534,102
2018	13,215,975
2019	2,482,552
Thereafter	129,979,376
$199,329,341

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

4.   Public Infrastructure Reimbursements and Other Incentives (concluded):

Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg and reduction of the cost of the shopping center of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement is payable solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company has received $6,211,533 in reimbursements of eligible public infrastructure costs through April 30, 2014.  The remaining receivable of $1,788,467 is included in other receivables at April 30, 2014.  The remaining receivable will be collected from the proceeds from the issuance of additional public infrastructure bonds by the City of Edinburg or collection of sales tax.

Other Cash Incentives

In connection with the agreements, the Company also receives contributions from the Edinburg Economic Development Corporation (“EEDC”) of up to $4,000,000 as its .5% share of sales tax revenue generated from the shopping center.  Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other operating revenue when received.  The Company received $422,793 and $383,155 from the EEDC for the years ended April 30, 2014 and 2013, respectively.

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

The President of the Company has guaranteed the following outstanding amounts at April 30, 2014:

Loan for Career Education building -
5% of loan balance outstanding	$490,000
Construction loan – Edinburg, Texas	$48,232,000

In the event that the President is called upon to pay on any of the above guarantees, the Company would become liable to him.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

6.   Related Party Transactions:

Amounts included in revenue resulting from transactions with Journal Publishing Inc., a company which is owned by the President of the Company and his wife are as follows:

	2014	2013

Service Fees	$18,440	$11,223
Total	$18,440	$11,223

Included in amounts due from related parties and affiliates is approximately $157,000 at April 30, 2014 and 2013. This relates to funds borrowed from Hartford Lubbock Limited Partnership by Green Manor Corp., which owns Journal Publishing, which owns 98.01% of Hartford Lubbock Limited Partnership. These funds were borrowed some years ago (prior to consolidation).

Included in amounts due to related parties and affiliates is approximately $471,000 and $450,000 payable to Cranston Brewery LLC at April 30, 2014 and 2013, respectively. Cranston Brewery LLC is an affiliate but not owned by the Company. The amount due represents their investment in Trolley Barn Associates (50%). The Company’s advances were eliminated in consolidation.

7.   Stock Option Plan:

On February 11, 2004, the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares.  The Company granted options to purchase an aggregate of 250,000 shares to five employees, two of whom are directors.  The options, which have a two year vesting period, were granted at $1.10 per share.  The right to exercise the option expired February 11, 2014.  The options included a “put option” that requires the Company to purchase the exercised shares for $1.30 in excess of the grant price.  The cost of the deferred stock compensation was $325,000, which has been expensed fully in prior periods.  On February 10, 2011, the put options expiration date was extended to February 11, 2014.  On February 11, 2014, all options were unexercised and expired unused.

As of April 30, 2013 however, 250,000 options were outstanding and exercisable at a weighted average exercise price of $1.10 a share. During the years ended April 30, 2014 and 2013, no options were granted or exercised.  All options granted vested prior to May 1, 2009. As such, there was no compensation expense for the year ended April 30, 2013.  The aggregate intrinsic value of outstanding options as of April 30, 2013, was approximately $325,000.

8.   Employee Retirement Plan:

The Company has adopted a SIMPLE IRA.  Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 3% of each participating employee’s annual salary.  Pension expense was $70,729 and $69,073 for the years ended April 30, 2014 and 2013, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

9.     Impairment Loss:

In conjunction with preparing its fiscal year 2014 financial statements the Company determined that the carrying value of a shopping center in North Adams, Massachusetts owned by its 100% owned subsidiary, Main Street NA Parkade LLC was impaired. The continuing overall economic decline in the geographical area and retail industry thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center. The carrying value of the shopping center exceeded its estimated fair value by $4,027,573 and was written down to $7,260,000. This impairment loss is included in the operating results for the Company’s “Real Estate Operations” segment.  There was no impairment loss for fiscal 2013.

The Company is currently negotiating with the representative of the holder of the nonrecourse mortgage debt on the shopping center. If mutually agreeable and financially feasible terms cannot be reached the Company may exchange the shopping center in satisfaction of the debt. The fair value of the shopping center as of April 30, 2014 is $7,260,000 and the carrying value of the related debt is $12,575,423.  Fair value was estimated on an “as is” basis using primarily discounted cash flows.

10.  Income Taxes:

The provision for income taxes consists of:

	2014	2013

Current state income taxes	$38,535	$64,985
Federal – alternative minimum tax	10,337	-0-
	$48,535	$64,985

The components of the net deferred income tax asset follow:

Tax effect of net operating loss carry-forwards	$5,051,000	$4,909,000
Valuation allowance	(5,051,000)	(4,909,000)
	$-0-	$-0-

The Company has Federal net operating loss carry-forwards in excess of $15,000,000 at April 30, 2014 that are available to offset future Federal taxable income through various periods expiring between 2016 and 2028. The Company has recorded $5,051,000 as the potential tax effect, but has also recorded a valuation allowance which reduces the net deferred tax asset to $0.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2014	2013

Federal statutory rate (34%)	($1,733,000)	$52,000
Nondeductible loss on impairment	1,369,000	-0-
State tax – net of Federal effect	38,535	43,000
Change in valuation allowance on deferred tax assets	142,000	-0-
Losses attributable to noncontrolling interests	163,000	37,000
Other	69,337	(67,000)
Provision for income taxes	$48,872	$65,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

11.   Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2027.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2014 are as follows:

Year Ending April 30

2015	$13,481,932
2016	13,037,178
2017	12,112,400
2018	10,928,340
2019	9,509,831
Thereafter	40,234,132
Total	$99,303,813

12.  Investments in Affiliates:

Summarized financial and other information for the Company’s investment in Dover Parkade LLC (Dover) follows:

Dover – New Jersey:

As of and for the years ended April 30

Company ownership – 50% investment at inception was $147,500.

	2014	2013

Assets	$13,370,323	$12,864,049
Liabilities	18,530,850	18,322,003
Members’ deficit	(5,160,527)	(5,457,954)
Revenue	2,601,195	2,600,929
Operating expenses	1,305,066	1,103,289
Non-operating expense, net	(723,702)	(985,902)
Net income	572,427	511,738

Dover’s major tenant is Stop & Shop, which provided 55% and 55% of the total revenue in both 2014 and 2013 under a lease that expires June 30, 2026.

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

The Company has one customer which accounts for more than 10% of the Company's revenue in both 2014 and 2013.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

13.   Concentrations of Credit Risk (concluded):

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores.  Based on historical experience and other information, no allowance for doubtful accounts related to these receivables is considered necessary by management as of April 30, 2014 or 2013.

14.   Segment Information:

The factors used by the Company to identify reportable segments include differences in products and services and segregated operations within the Company. The first segment, “Real Estate Operations” participates in the purchase, development, management, ownership and the sale of real estate.  Within its second segment, “Fee for Service”, the Company provides preferred developer services to CVS and Cumberland Farms Inc. in certain geographic areas. Summary financial information for the two reportable segments is approximately as follows:

	2014	2013
Revenues:
Real Estate Operations	$35,872,000	$34,075,000
Fee for Service	5,187,000	4,952,000
TOTAL	$41,059,000	$39,027,000

Operating Cost and Expense:
Real Estate Operations	$24,021,000	$21,519,000
Fee for Service	4,177,000	3,353,000
Administrative Expenses	5,375,000	4,388,000
TOTAL	$33,573,000	$29,260,000

All costs after administrative expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of  $351,000 in 2014 and $860,000 in 2013 and receivables of  $15,054,000 in 2014 and $6,533,000 in 2013.

15.  Subsequent Events:

On July 9, 2014 Dover Parkade LLC (a 50% owned non-controlled subsidiary of the Company) refinanced the mortgage on their shopping center in Toms River, N.J. in the amount of $20,000,000.  A prior mortgage with a remaining balance of approximately $17,485,000 with an interest rate of 5.358% was paid from the proceeds.  A defeasance cost of approximately $775,000 and closing cost of approximately $236,000 was paid as well.  The new mortgage has an interest rate of 4.16% with a 30 year amortization and a duration of 10 years.  Transaction cost will be amortized over the life of the loan but the defeasance cost will be written off in the quarter ended July 31, 2014.

On August 15, 2014 the Company refinanced the mortgage on their shopping center in West Springfield, MA in the amount of $10,500,000.  A prior mortgage with a remaining balance of $7,815,897 with an interest rate of 5.52% was paid from the proceeds.  The new mortgage has an interest rate of 4.60% with a 30 year amortization and a duration of 10 years, calls for interest only for the first two years.  Transaction cost of approximately $110,000 will be amortized over the life of the loan.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors
	The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:
	Name	Age	Period of Service
	Neil H. Ellis	86	1966 – Present
	Stuart I. Greenwald	72	1980 – Present
	David B. Harding	69	1998 – Present
	There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.
(b)	Identification of Executive Officers
	The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:
Name	Age	Position	Period of Service

Neil H. Ellis	86	President	1966 – Present
Stuart I. Greenwald	72	Treasurer/Secretary	1980 - Present
David B. Harding	69	Vice President	1998 - Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)	Identification of Certain Significant Employees
Name	Age	Position	Period of Service
John Toic	42	Vice President	2003 - Present

(d)	Family Relationships
There are no family relationships among any directors or executive officers.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(e)	Business Experience

1.	Following is a brief description of the background of each director or executive officer:

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

No director or executive officer has been involved in legal proceedings required to be disclosed under item 401(f) of Regulation S-K promulgated by the Commission.

(g)	Promoter and Control Persons:

Not applicable.

(h)	Audit Committee Financial Expert:

First Hartford does not have an audit committee.  Instead its entire Board of Directors attempts to fulfill the functions of an audit committee. From time to time the Board of Directors will look to consultants for guidance. Mr. Ellis, Mr. Greenwald and Mr. Harding are members of the Company’s management. Mr. Ellis has various business relationships with First Hartford described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  First Hartford does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (concluded):

(i)	Section 16 (a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 and 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2014, all directors, executive officers and 10% shareholders of the Company have not had to file any reports under Section 16(a) of the Exchange Act.

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

ITEM 11.	EXECUTIVE COMPENSATION

(a)

Summary Compensation Table

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis Director and (CEO)	2014	$331,963	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$331,963
	2013	$251,053	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$251,053
Stuart I. Greenwald Director, Treasurer and Secretary	2014	$171,016	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA $5,130	$176,146
	2013	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$4,500	$154,500
David B. Harding Director and Vice President	2014	$196,441	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA $5,893	$202,334
	2013	$176,053	$50,000	$-0-	$-0-	$-0-	$-0-	$6,750	$232,803

ITEM 11.	EXECUTIVE COMPENSATION (concluded):

Directors Compensation

Directors have not received any compensation for serving on the Board.

(b)	Stock Options

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

The following table sets forth information as of the date hereof with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	(3) Percent Of Class

Common Stock	Neil H. Ellis	1,355,326	56.2%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	John Filippelli	308,508 (2)	12.8%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	8.3%
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
The following sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common	Neil H. Ellis	1,355,326 (1)	56.2%
	43 Butternut Road
	Manchester, CT 06040

Common	All Directors and Officers	1,355,326	56.2%
	As a Group (3 in number)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (concluded):

(c)	Changes in Control

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

For the years ended April 30, 2014 and 2013, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:

		2014	2013
	Management Fee (at 4%)	$61,407	$63,827
	Miscellaneous Service	11,666	5,280

For the years ended April 30, 2014 and 2013, Parkade Center Inc. received distributions of $4,410 and $9,243, respectively. For the years ended April 30, 2014 and 2013, Lubbock Parkade Inc. received distributions of $216,595 and $455,682, respectively, from Hartford Lubbock LP.

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

On December 5, 2013, the Company engaged Mahoney Sabol & Company, LLP to audit 2013 and 2012.

The 2014 and 2013 amounts in the table below represent payments made to Mahoney Sabol & Company, LLP.

	2014	2013
Audit Fees (1)	$115,500	$185,000
Audit Related Fees	-0-	-0-
All Other Fees (3)	2,200	-0-

(1) Includes fees for the audit of the Company’s annual financial statements included in its Annual Report on Form 10-K, and Form 10-Q’s filed Quarterly.
(2) Includes fees for research.
The Board of Directors has:
(a)	Reviewed and discussed the Company’s audited financial statements with the independent auditors;

(b)	Discussed with the independent auditors the matters required to be discussed by professional standards;

(c)	Reviewed and discussed the independence of the auditors and received a written disclosure from the audit firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Neil H. Ellis
Stuart I. Greenwald
David B. Harding

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES		Pages

(a)	(1)	The following items are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm -	15

		Financial Statements:

		Consolidated Balance Sheets – April 30, 2014 and 2013	16-17

		Consolidated Statements of Operations for the Years
		Ended April 30, 2014 and 2013	18

		Consolidated Statements of Comprehensive Income (Loss) for the Years
		Ended April, 30, 2014 and 2013	19

		Consolidated Statements of Changes in Deficiency
		for the Years Ended April 30, 2014 and 2013	20

		Consolidated Statements of Cash Flows for the Years
		Ended April 30, 2014 and 2013	21-22

		Notes to Consolidated Financial Statements	23-37

	(2)	Financial statement schedules

		All financial statement schedules are omitted because they are not required.

(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of
Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

	(4)	Instruments defining the rights of security holders, including Indentures.

Not applicable.

	(5)	Voting Trust Agreement.

Not Applicable.

	(6)	Material Contracts.

Not Applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):
(b)	Exhibits (continued):

	(7)	Statement regarding computation of per share earnings.

Not Applicable.

	(8)	Statement regarding computation of ratios.

Not Applicable.

	(9)	Annual report to Security Holders, Form 10-Q or Quarterly Report To Security Holders.

The annual report to security holders consists of this report (Form 10-K) and the
President’s letter attached as Exhibit 13.

	(10)	Letter regarding change in accounting principle.

Not Applicable.

	(11)	Previously Unfilled Documents.

Not Applicable.

	(12)	Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade LLC	Delaware

		DE 150 Corp.	Delaware

		Brewery Parkade, Inc.	Rhode Island

		Cranston Parkade, LLC	Rhode Island

		Tri-City Plaza, Inc.	Delaware

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):

		Name of Subsidiary	State in which Incorporated

		1150 Union Street Corp.	Massachusetts

		CP Associates, LLC	Rhode Island

		Trolley Barn Associates, LLC	Rhode Island

		Main Street NA Parkade, LLC	Connecticut

		Connolly & Partners, LLC	Massachusetts

		Cranston/BVT Associates Limited Partnership	Rhode Island

		FHRC Management Corp.	Delaware

		The Shoppes at Rio Grande Valley, LP	Texas

		Rockland Place Apartments, LLC	Massachusetts

		Rockland Place Developers, LLC	Massachusetts

		Rockland Place Apartments, LP	Massachusetts

		Independence Park Asset Management Co., LLC	Delaware

		EH&N U Inc.	Massachusetts

		First BTS LLC	Texas

		First BTS Claiborne LLC	Louisiana

		EPFH LLC	Texas

		Clarendon Hill Somerville Limited Partnership	Massachusetts

		Clarendon Developer, LLC	Massachusetts

		Clarendon Hill Somerville, LLC	Massachusetts

		LTI Environmental Services Inc.	Massachusetts

		Steeple City Cinemas, Inc.	Massachusetts

		Steeple City Liquors, Inc.	Massachusetts

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):
(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):

		Hartford Lubbock Limited Partnership	Texas

		Hartford Lubbock Limited Partnership II	Texas

		B’nai B’rith Claymont LP	Delaware

	(13)	Published report regarding matters submitted to vote of Security Holders.

Not Applicable.

	(14)	Power of Attorney.

Not Applicable.

	(15)	Additional Exhibits.

Not Applicable.

	(16)	Information from Reports furnished to State Insurance Regulatory Authorities.

Not Applicable.

	(17)	Exhibit 31.1

	(18)	Exhibit 31.2

	(19)	Exhibit 32.1

(c)	Other Financial Statements

None.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

Dated:  October 20, 2014

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

October 20, 2014	/s/ Neil H. Ellis
Neil H. Ellis
Principal Executive Officer
President and Director

October 20, 2014	/s/Stuart I. Greenwald
Stuart I. Greenwald
Principal Financial Officer
Secretary, Treasurer and Director