Form 10-Q
period 2014-07-31
FIRST HARTFORD CORP
filed 2014-12-12
CIK 36369

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014.

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

2,411,965 as of November 25, 2014

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets – July 31, 2014 and April 30, 2014	3 - 4
	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2014 and 2013	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 31, 2014 and 2013	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2014 and 2013	7 - 8
	Notes to Condensed Consolidated Financial Statements	9 - 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	17
Item 6.	Exhibits	17
	Signatures	18
	Exhibits	19 - 21

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	July 31, 2014	April 30, 2014

Real estate and equipment:
Developed properties and property under construction (including $71,650,082 in July and $71,574,105 in April for VIEs)	$204,197,144	$197,401,169
Equipment and tenant improvements (including $2,338,997 in July and $2,314,849 in April for VIEs)	3,650,754	3,639,292
	207,847,898	201,040,461

Less accumulated depreciation and amortization (including $10,281,580 in July and $9,776,315 in April for VIEs)	35,536,314	34,260,586
	172,311,584	166,779,875

Cash and cash equivalents (including $379,711 in July and $535,230 in April for VIEs)	5,953,738	6,500,885

Cash and cash equivalents – restricted (including $409,380 in July and $441,877 in April for VIEs)	600,052	769,231

Marketable securities (including $3,052,008 in July and $2,936,778 in April for VIEs)	5,138,349	4,906,248

Accounts and notes receivable, less allowance for doubtful accounts of $451,900 as of July 31, 2014 and $341,600 as of April 30, 2014 (including $123,171 in July and $87,049 in April for VIEs)	4,268,993	4,266,706

Other receivables	11,776,122	16,842,826

Deposits and escrows (including $1,584,853 in July and $1,768,581 in April for VIEs)	3,872,123	3,907,239

Prepaid expenses (including $335,602 in July and $223,453 in April for VIEs)	1,122,035	925,906

Deferred expenses (including $1,044,025 in July and $1,053,585 in April for VIEs)	3,087,940	3,103,178

Investments in affiliates	100	100

Due from related parties and affiliates	165,647	165,206

Total Assets	$208,296,683	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	July 31, 2014	April 30, 2014
Liabilities:
Mortgages and notes payable:
Construction loans payable	$54,013,444	$49,316,486
Mortgages payable (including $53,193,064 in July and $53,429,857 in April for VIEs)	144,859,083	148,308,158
Notes payable (including $1,704,697 in July and in April for VIEs)	4,440,687	1,704,697
	203,313,214	199,329,341

Accounts payable (including $788,757 in July and $488,140 in April for VIEs)	3,462,933	2,317,036
Other payables	9,931,858	14,845,606
Accrued liabilities (including $3,180,943 in July and $3,225,028 in April for VIEs)	5,326,150	5,467,707
Accrued cost of derivatives	2,458,413	2,411,173
Deferred income (including $246,196 in July and $247,856 in April for VIEs)	533,862	855,121
Other liabilities	2,227,944	1,911,832
Due to related parties and affiliates (including $402,961 in July and $399,214 in April for VIEs)	474,814	471,114
	227,729,188	227,608,930

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,412,002 shares as of July 2014 and as of April 2014	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(26,438,707)	(27,222,017)
Accumulated other comprehensive income	79,951	34,313
Treasury stock, at cost, 886,607 shares as of July 31, 2014 and April 30, 2014	(4,964,884)	(4,964,884)
Total First Hartford Corporation	(22,826,103)	(23,655,051)
Noncontrolling interests	3,393,598	4,213,521

Total Shareholders’ Equity (Deficiency)	(19,432,505)	(19,441,530)

Total Liabilities and Shareholders’ Equity (Deficiency)	$208,296,683	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
Operating revenues:
Rental income	$7,587,625	$6,906,652
Service income	2,121,557	995,514
Sales of real estate	-0-	1,812,596
Other income	618,066	325,160
	10,327,248	10,039,922

Operating costs and expenses:
Rental expenses	5,201,961	4,556,621
Service expenses	1,096,280	730,744
Cost of real estate sales	-0-	1,199,901
Selling, general and administrative expenses	1,340,364	1,163,187
	7,638,605	7,650,453

Income from operations	2,688,643	2,389,469

Non-operating income (expense):
Interest expense	(2,502,915)	(2,705,143)
Other income	152,998	80,000
Gain (loss) on derivatives	(47,240)	724,789
Equity in earnings of unconsolidated subsidiaries	283,889	164,951
	(2,113,268)	(1,735,403)

Income before income taxes	575,375	654,066

Income taxes	61,937	23,422

Consolidated net income	513,438	630,644

Net (income) loss attributable to noncontrolling interests	269,872	(85,781)

Net income attributable to First Hartford Corporation	$783,310	$544,863

Net income per share – basic	$0.32	$0.23

Net income per share – diluted	$0.32	$0.21

Shares used in basic per share computation	2,412,002	2,414,925

Shares used in diluted per share computation	2,412,002	2,572,333

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013

Consolidated net income	$513,438	$630,644

Other comprehensive income, net of income taxes:
Unrealized gain (loss) on marketable securities	118,006	(448,390)

Other comprehensive income	631,444	182,254

Amounts attributable to noncontrolling interests:
Net loss (income)	269,872	(85,781)
Unrealized (gain) loss on marketable securities	(72,368)	273,839

	197,504	188,058

Comprehensive income attributable to First Hartford Corporation	$828,948	$370,312

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
Operating activities:

Consolidated net income	$513,438	$630,644

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $600,000 in 2014 and $45,000 in 2013	316,112	(119,951)
Gain on sale of property	-0-	(612,695)
Depreciation	1,275,295	1,276,773
Amortization	100,035	111,692

Changes in operating assets and liabilities:
Accounts, notes and other receivables	5,064,417	397,893
Deposits and escrows	35,116	(149,004)
Prepaid expenses	(196,129)	(276,885)
Deferred expenses	(84,797)	(360,884)
Cash and cash equivalents – restricted	169,179	446,399
Accrued liabilities	(141,557)	(136,412)
Accrued cost of derivatives	47,240	(724,789)
Deferred income	(321,259)	23,247
Accounts and other payables	(3,767,851)	(604,539)

Net cash provided by (used in) operating activities	3,009,239	(98,511)

Investing activities:
Investments in marketable securities	(114,095)	(2,317,131)
Proceeds from sale of marketable securities	-0-	1,283,574
Purchase of equipment and tenant improvements	(11,462)	(108,609)
Proceeds from sale of real estate	-0-	1,812,596
Additions to developed properties and properties under construction	(6,795,541)	(334,416)

Net cash (used in) provided by investing activities	(6,921,098)	336,014

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
Financing activities:
Distributions to noncontrolling interests	$(622,420)	$(450,354)
Purchase of treasury stock	-0-	(5,285)

Proceeds from:
Construction loans payable	4,696,958	-0-
Principal payments on:
Construction loans payable	-0-	(561,738)
Mortgage loans payable	(713,085)	(663,630)
Notes payable	-0-	(249,106)
Advances to related parties and affiliates, net	3,259	5,769

Net cash provided by(used in) financing activities	3,364,712	(1,924,344)

Net change in cash and cash equivalents	(547,147)	(1,686,841)

Cash and cash equivalents, beginning of period	6,500,885	8,346,956

Cash and cash equivalents, end of period	$5,953,738	$6,660,115

Cash paid during the period for interest	$2,537,560	$2,696,086

Cash paid during the period for income taxes	$112,313	$183,329

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies:

Business

First Hartford Corporation was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate, all of which is considered a single segment.  The Company has a second segment “Fee for Service” in which the Company is engaged as a preferred developer for CVS and Cumberland Farms, Inc. (see Service Income to follow).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously accrued loss provisions) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2014 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014.

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

There were no options outstanding at July 31, 2014.  In the three month period ended July 31, 2013, 157,408 dilutive shares were added to the weighted number of shares outstanding to calculate the diluted net income per share.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt.  The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short-term nature.  In general, the carrying amount of variable rate debt approximates its fair value.  Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate.  Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). Accumulated other comprehensive (loss) income consists solely of unrealized gains (losses) on marketable securities.

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

	Three Months Ended
	July 31,
	2014	2013

Real Estate Operations	$8,311,089	$9,161,574
Fee for Service	2,016,159	878,348
Total	$10,327,248	$10,039,922

Operating Cost and Expense:
Real Estate Operations	$5,201,961	$5,756,522
Fee for Service	1,096,280	730,744
SGA	1,340,364	1,163,187
Total	$7,638,605	$7,650,453

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of approximately $191,000 on July 31, 2014 and $351,000 on April 30, 2014 and receivables of approximately $9,988,000 on July 31, 2014 and $15,054,000 on April 30, 2014.

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

	July 31, 2014	April 30, 2014

Real estate and equipment, net	$66,352,564	$66,786,598
Other assets	6,912,941	7,060,316
Total assets	73,265,505	73,846,914
Intercompany profit elimination	(3,056,408)	(3,085,303)
Total assets	$70,209,097	$70,761,611

Mortgages and other notes payable	$54,897,762	$55,134,554
Other liabilities	4,197,544	3,961,024
Total liabilities	$59,095,306	$59,095,578

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended
	July 31
	2014	2013

Dover Parkade, LLC
Revenue	$642,144	$768,582
Expenses	(475,054)	(528,678)
Defeasance & refinancing	(799,313)	-0-
Net(Loss) Income	($632,223)	$239,904

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.       Income Taxes:

As of April 30, 2014 the Company has Federal net operating loss carryforwards in excess of $15,000,000 that are available to offset future Federal taxable income through various periods expiring between 2016 and 2028. The Company has concluded that it is more likely than not that it will not realize any deferred income tax assets in the near term.

4.       Litigation:

There has been no change in Litigation since April 30, 2014.

5.       Subsequent Events:

On August 15, 2014 the Company refinanced the mortgage on their shopping center in West Springfield, MA in the amount of $10,500,000.  A prior mortgage with a remaining balance of $7,778,424 with an interest rate of 5.52% was paid from the proceeds.  The new mortgage has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only payments for the first two years.  Transaction cost of approximately $110,000 will be amortized over the life of the loan.

Effective as of September 30, 2014 a 100% owned subsidiary of the Company Main Street NA Parkade, LLC signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams, would be reduced from $12,575,423 to $7,260,000.  As of the date hereof the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender in the amount of $5,315,423.

TERMS:

Commencing October 1, 2014 through and including January 1, 2020.  Interest shall be 200 basis points in excess of the thirty day LIBOR rate.

Amortization commencing February 1, 2020 through October 1, 2030 (“Maturity Date”) on the basis of a 25 year schedule of amortization with a balloon payment due on October 1, 2030.  Interest during this period shall be 5.5% per annum.

CALL OPTION – Lender may elect to accelerate this Note and require the Company to prepay without premium the entire unpaid principal balance at any time after March 1, 2017.

The Note is non-recourse.

Amended and restated escrow and Security Agreement

Beginning October 1, 2014 and including September 30, 2015 all net cash flow of the property shall be deposited in the Escrow account.

Additional interest Agreement (AIA) was amended as follows:

Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender.  Lender will apply all such interest received to the outstanding amount due on the date of the next installment due under the loan.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.       Subsequent Events (concluded):

On November 1, 2014 a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which is leased to one store.  That store has informed the Company that they are not renewing their lease which will expire January 31, 2015.  As a result the Company has found it to be impossible to refinance the mortgage until a replacement tenant is found.  We are awaiting contact with the Mortgagor to negotiate a solution.  In the event the Mortgagor forecloses on the property it would not impact the Company as (1) the mortgage is non recourse and (2) the mortgage is well in excess of the book value.

A deferred compensation plan was put in place that awarded six key employees an annual payment of $21,667 each for three years.  All of the six employees have satisfied the vesting requirement and will receive the first payment on August 15, 2015.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2014 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations:

Rental Income:

Rental Income by type of tenant follows:

	Three Months Ended
	July 31
	2014	2013
Residential	$2,785,619	$2,734,445
Commercial	4,802,006	4,172,207
	$7,587,625	$6,906,652

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS (continued):

Results of Operations (concluded):

Service Income

	Three Months Ended
	July 31
	2014	2013
Management fees	$105,398	$117,166
Preferred developer fees	2,016,159	878,348
	$2,121,557	$995,514

Sales of Real Estate

The company did not sell any real estate in the three months ended July 31, 2014.  In the three month period ended July 31, 2013, the Company sold two parcels of real estate. A parcel in Houston, Texas was sold to Aldi Supermarkets for $1,220,000. The other sale was for an outparcel in the Edinburg shopping center in Edinburg, Texas for approximately $592,000.

Other Income

Revenue from the movie theater in North Adams, Massachusetts, was approximately $192,000 and $254,000 for the three month periods ended July 31, 2014 and 2013, respectively.  The downtrend in revenue was mainly due to a lack of box office hits and was industry wide.  Revenue from operation of the beer and wine store in North Adams was approximately $415,000 for the three month period ended July 31, 2014.  The store opened for business in September 2013.

Operating Cost and Expenses

Rental Expenses

	Three Months Ended
	July 31
	2014	2013
Residential	$2,761,142	$2,330,421
Commercial	2,440,819	2,226,200
	$5,201,961	$4,556,621

Service Expenses

Included in service expense are the expenses of the preferred developer program for the three months ended July 31, 2014 approximately $1,096,000 was incurred compared to $731,000 for the period ended July 31, 2013.  The increase was a result of the extra volume represented in the preferred developer revenue.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $178,000 on a period over period basis. This increase is due as a result of the expenses of the wine store in North Adams which was not yet opened during the three months ended July 31, 2013.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (concluded):

Non-operating Income (Expense)

Interest Expense

Interest expense breaks out as follows:

Three Months Ended
July 31
	2014	2013
Commercial	$1,828,204	$1,993,489
Residential	674,711	687,467
Other	-0-	24,187
	$2,502,915	$2,705,143

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of the unconsolidated subsidiary increased approximately $119,000 on a period over period basis for the three months ended July 31, 2014.  During the three month period ended July 31, 2014, the equity in earnings of the subsidiary were charged approximately $400,000 which represents 50% of the direct cost of defeasance on the refinancing of the prior mortgage plus some additional defeasance cost.  As a result of the refinancing the Company received a distribution of $600,000.  During the three month period ended July 31, 2013 the Company received a $45,000 distribution from operations.   Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation and amortization) have exceeded capital contributions.

While the Company has a policy of recording distributions in excess of basis as income, it does not control the rate of distributions of the investee partnership. Cash flow in excess of distribution is held at the partnership level.  Please refer to the summarized financial information of the Company’s investee partnerships which are included in the Company’s Form 10-K for the year ended April 30, 2014.

Income Taxes

The Company has significant net operating loss carryforwards, so it will likely not be required to pay Federal income taxes in the near term.

Capital Resource and Liquidity

At July 31, 2014, the Company had approximately $11,092,000 of unrestricted cash, cash equivalents and marketable securities. This includes approximately $9,018,000 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to approximately $191,000 and tenant security deposits held by VIEs of approximately $409,000 are included in restricted cash and cash equivalents.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through July 31, 2015. Borrowings for new construction loans or property purchases are unclear at this time.

Item 3.  QUANTATIVE AND QUALLITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2014, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II                  OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

                             There has been no change in litigation since April 30, 2014.

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

PART II                 OTHER INFORMATION (concluded):

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 10, 2014
Date	Neil H. Ellis President and
Chief Executive Officer

/s/ Stuart I. Greenwald
December 10, 2014
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer