Form 10-Q
period 2014-10-31
FIRST HARTFORD CORP
filed 2015-02-04
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-8862

First Hartford Corporation
(Exact name of registrant as specified in its charter)

Maine	01-0185800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Colonial Road, Manchester, CT	06042
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,411,965 as of January 25, 2015

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2014	April 30, 2014
Real estate and equipment:
Developed properties and property under construction (including $71,683,363 in October and $71,574,105 in April for VIEs)	$205,174,990	$197,401,169
Equipment and tenant improvements (including $2,383,090 in October and $2,314,849 in April for VIEs)	3,722,846	3,639,292
	208,897,836	201,040,461

Less accumulated depreciation and amortization (including $10,788,558 in October and $9,776,315 in April for VIEs)	36,810,389	34,260,586
	172,087,447	166,779,875

Cash and cash equivalents (including $1,013,235 in October and $535,230 in April for VIEs)	6,395,443	6,500,885

Cash and cash equivalents – restricted (including $412,477 in October and $441,877 in April for VIEs)	821,289	769,231

Marketable securities (including $2,343,182 in October and $2,936,778 in April for VIEs)	4,455,629	4,906,248

Property under construction – held for sale	4,053,055	-0-

Accounts and notes receivable, less allowance for doubtful accounts of $598,500 as of October 31, 2014 and $341,600 as of April 30, 2014 (including $326,587 in October and $87,049 in April for VIEs)	4,184,299	4,266,706

Other receivables	18,965,001	16,842,826

Deposits and escrows (including $1,646,840 in October and $1,768,581 in April for VIEs)	3,763,802	3,907,239

Prepaid expenses (including $386,728 in October and $223,453 in April for VIEs)	1,176,364	925,906

Deferred expenses (including $1,034,452 in October and $1,053,585 in April for VIEs)	5,327,052	3,103,178

Investments in affiliates	100	100

Due from related parties and affiliates	165,647	165,206

Total Assets	$221,395,128	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	October 31, 2014	April 30, 2014
Liabilities:
Mortgages and notes payable:
Construction loans payable	$56,288,294	$49,316,486
Mortgages payable (including $52,953,653 in October and $53,429,857 in April for VIEs)	141,621,458	148,308,158
Notes payable (including $1,704,697 in October and in April for VIEs)	4,440,687	1,704,697
	202,350,439	199,329,341

Accounts payable (including $1,229,168 in October and $488,140 in April for VIEs)	5,402,407	2,317,036
Other payables	17,411,582	14,845,606
Accrued liabilities (including $3,565,316 in October and $3,225,028 in April for VIEs)	6,084,037	5,467,707
Accrued cost of derivatives	2,299,827	2,411,173
Deferred income (including $244,536 in October and $247,856 in April for VIEs)	684,375	855,121
Other liabilities	2,155,077	1,911,832
Due to related parties and affiliates (including $407,081 in October and $399,214 in April for VIEs)	478,934	471,114
	236,866,678	227,608,930

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,411,965 shares as of October 2014 and 2,412,002 as of April 2014	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(21,943,538)	(27,222,017)
Accumulated other comprehensive income	79,989	34,313
Treasury stock, at cost, 886,644 shares as of October 31, 2014 and 886,607 in April 30, 2014	(4,964,958)	(4,964,884)
Total First Hartford Corporation	(18,330,970)	(23,655,051)
Noncontrolling interests	2,859,420	4,213,521

Total Shareholders’ Equity (Deficiency)	(15,471,550)	(19,441,530)

Total Liabilities and Shareholders’ Equity (Deficiency)	$221,395,128	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2014	Oct. 31, 2013	Oct. 31, 2014	Oct. 31, 2013
Operating revenues:
Rental income	$7,373,174	$7,629,233	$14,960,799	$14,535,885
Service income	1,630,968	1,573,780	3,752,525	2,569,294
Sales of real estate	-0-	1,090,000	-0-	2,902,596
Other income	574,958	328,680	1,193,024	653,840
	9,579,100	10,621,693	19,906,348	20,661,615

Operating costs and expenses:
Rental expenses	5,498,019	5,009,589	10,699,980	9,566,210
Service expenses	1,001,700	958,026	2,097,980	1,688,770
Cost of real estate sales	-0-	1,070,399	-0-	2,270,300
Selling, general and administrative expenses	2,031,819	1,317,297	3,372,183	2,480,484
	8,531,538	8,355,311	16,170,143	16,005,764

Income from operations	1,047,562	2,266,382	3,736,205	4,655,851

Non-operating income (expense):
Interest expense	(2,565,745)	(2,782,186)	(5,068,660)	(5,487,329)
Other income	202,344	121,447	355,342	201,447
Gain on forgiveness of debt	5,315,423	-0-	5,315,423	-0-
Loss on defeasance	-0-	(243,602)	-0-	(243,602)
Gain (loss) on derivatives	158,586	209,228	111,346	934,017
Equity in earnings of unconsolidated subsidiaries	132,866	110,687	416,755	275,638
	3,243,474	(2,584,426)	1,130,206	(4,319,829)

Income (loss) before income taxes	4,291,036	(318,044)	4,866,411	336,022

Income taxes	250,000	500	311,937	23,922

Consolidated net income (loss)	4,041,036	(318,544)	4,554,474	312,100

Net loss (income) attributable to noncontrolling interests	454,132	45,012	724,004	(40,769)

Net income (loss) attributable to First Hartford Corporation	$4,495,168	$(273,532)	$5,278,478	$271,331

Net income (loss) per share – basic	$1.86	$(0.11)	$2.19	$0.11

Net income (loss) per share – diluted	$1.86	$(0.11)	$2.19	$0.11

Shares used in basic per share computation	2,411,965	2,418,863	2,411,965	2,419,333

Shares used in diluted per share computation	2,411,965	2,418,863	2,411,965	2,576,584

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2014	Oct. 31, 2013	Oct. 31, 2014	Oct. 31, 2013

Consolidated net income (loss)	$4,041,036	$(318,544)	$4,554,474	$312,100

Other comprehensive income, net of income taxes:
Unrealized gains (losses) on marketable securities	(7,860)	(1,545)	110,146	(449,935)

Other comprehensive income (loss)	4,033,176	(320,089)	4,664,620	(137,835)

Amounts attributable to noncontrolling interests:
Net loss (income)	454,132	45,012	724,004	(40,769)
Unrealized gains (losses) on marketable securities	7,899	51,577	(64,469)	325,416

	462,031	96,589	659,535	284,647
Comprehensive Income (loss) attributable to First Hartford Corporation	$4,495,207	$(223,500)	$5,324,155	$146,812

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2014	October 31, 2013
Operating activities:

Consolidated net income	$4,554,474	$312,100

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $660,000 in 2014 and $100,000 in 2013	243,245	(175,637)
Gain on sale of property	-0-	(632,296)
Depreciation	2,550,580	2,571,556
Amortization	190,758	221,426
Forgiveness of debt	(5,315,423)	-0-

Changes in operating assets and liabilities:
Accounts, notes and other receivables	(2,039,768)	(5,032,553)
Deposits and escrows	143,437	(141,069)
Prepaid expenses	(250,458)	(528,460)
Deferred expenses	(2,414,632)	(612,559)
Cash and cash equivalents – restricted	(52,058)	721,789
Accrued liabilities	616,330	374,251
Accrued cost of derivatives	(111,346)	(934,017)
Deferred income	(170,746)	110,757
Accounts and other payables	5,651,348	3,959,042

Net cash provided by operating activities	3,595,741	214,330

Investing activities:
Investments in marketable securities	(378,147)	(2,341,332)
Proceeds from sale of marketable securities	938,911	1,675,866
Purchase of equipment and tenant improvements	(83,554)	(127,709)
Proceeds from sale of real estate	-0-	2,902,596
Property under construction – held for sale	(4,053,055)	-0-
Additions to developed properties and properties under construction	(7,774,597)	(763,567)

Net cash (used in) provided by investing activities	(11,350,442)	1,345,854

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	October 31, 2014	October 31, 2013
Financing activities:
Distributions to noncontrolling interests	$(694,567)	$(845,269)
Purchase of treasury stock	(74)	(5,285)
Proceeds from:
Construction loans payable	6,971,808	-0-
Mortgage payable	2,705,986	59,630
Principal payments on:
Construction loans payable	-0-	(1,615,239)
Mortgage loans payable	(1,341,273)	(1,278,202)
Advances to related parties and affiliates, net	7,379	13,436

Net cash provided by (used in) financing activities	7,649,259	(3,670,929)

Net change in cash and cash equivalents	(105,442)	(2,110,745)

Cash and cash equivalents, beginning of period	6,500,885	8,346,956

Cash and cash equivalents, end of period	$6,395,443	$6,236,211

Cash paid during the period for interest	$5,149,081	$5,393,468

Cash paid during the period for income taxes	$112,313	$133,829

Refinancing of Debt:
New mortgage loan	$10,500,000	$6,200,000
Less debt paid	(7,794,014)	(6,140,370)
Net cash from refinancing	$2,705,986	$59,630

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

There were no options outstanding at October 31, 2014. In the six month period ended October 31, 2013, 157,251 dilutive shares were added to the weighted number of shares outstanding to calculate the diluted net income per share. In the three month period ended October 31, 2013 common stock options were antidilutive.

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

	Three Months Ended		Six Months Ended
	October 31		October 31
	2014	2013	2014	2013
Revenues:
Real Estate Operations	$8,071,000	$9,172,000	$16,382,000	$18,334,000
Fee for Service	1,508,000	1,450,000	3,524,000	2,328,000
Total	$9,579,000	$10,622,000	$19,906,000	$20,662,000

Operating Cost and Expense:
Real Estate Operations	$5,498,000	$6,080,000	$10,700,000	$11,837,000
Fee for Service	1,002,000	958,000	2,098,000	1,689,000
SGA	2,032,000	1,317,000	3,372,000	2,480,000
Total	$8,532,000	$8,355,000	$16,170,000	$16,006,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of approximately $409,000 on October 31, 2014 and $351,000 on April 30, 2014 and receivables of approximately $14,522,000 on October 31, 2014 and $15,054,000 on April 30, 2014.

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

	October 31, 2014	April 30, 2014

Real estate and equipment, net	$65,894,067	$66,786,598
Other assets	7,164,986	7,060,316
Total assets	73,059,053	73,846,914
Intercompany profit elimination	(3,027,515)	(3,085,303)
Total assets	$70,031,538	$70,761,611

Mortgages and other notes payable	$54,658,350	$55,134,554
Other liabilities	5,025,535	3,961,024
Total liabilities	$59,683,885	$59,095,578

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting. A summary of the operating results for this entity follows:

	Three Months Ended		Six Months Ended

	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

Dover Parkade, LLC
Revenue	$676,556	$646,891	$1,318,700	$1,415,473
Expenses	530,822	535,520	1,005,876	1,064,198
Defeasance & refinancing	-0-	-0-	799,313	-0-
Net Income (Loss)	$145,734	$111,371	($486,489)	$351,275

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Income Taxes:

As of April 30, 2014 the Company has Federal net operating loss carryforwards of approximately $15,700,000 that are available to offset future Federal taxable income through various periods. As a result of a forgiveness of debt by the mortgage holder of the Main Street NA Parkade LLC, the Company recorded a gain through debt forgiveness of approximately $5,315,000. As a result the Company recorded a tax of approximately $1,855,000 (which includes an alternative minimum tax of approximately $100,000). The tax expense was then reduced by $1,755,000 after applying the $5,315,000 gain against the tax loss carry forward which is now reduced to approximately $10,000,000 which will expire between 2015 and 2028 unless utilized sooner.

4.	Litigation:

There has been no change in Litigation since April 30, 2014.

5.	Refinancing:

On August 15, 2014 the Company refinanced the mortgage on their shopping center in West Springfield, MA in the amount of $10,500,000. A prior mortgage with a remaining balance of $7,794,014 with an interest rate of 5.52% was paid from the proceeds. The new mortgage has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only payments for the first two years. Transaction cost of approximately $110,000 will be amortized over the life of the loan.

6.	Gain on Forgiveness of Debt:

During the three months ended October 31, 2014, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams, would be reduced from $12,575,423 to $7,260,000. As of the date hereof the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender in the amount of $5,315,423. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,053 on this property.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Gain on Forgiveness of Debt (concluded):

Additional interest Agreement (AIA) was amended as follows:

Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender. Lender will apply all such interest received to the outstanding amount due on the date of the next installment due under the loan.

7.	Subsequent Events:

On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000. The rentable space of the shopping center is 57,529 square feet, 46% of which is leased to one store. That store has informed the Company that they are not renewing their lease, which will expire January 31, 2015. As a result, the Company has found it to be impossible to refinance the mortgage until a replacement tenant is found. The Company is in negotiation with the lender for a solution. In the event the Mortgagor forecloses on the property it would not impact the Company as (1) the mortgage is non-recourse and (2) the mortgage is well in excess of the book value.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Results of Operations:

Rental Income:

Rental Income by type of tenant follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Residential	$2,792,898	$2,790,893	$5,578,517	$5,525,338
Commercial	4,580,276	4,838,340	9,382,282	9,010,547
	$7,373,174	$7,629,233	$14,960,799	$14,535,885

Service Income

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Management fees	$123,000	$124,000	$228,000	$241,000
Preferred developer fees	1,508,000	1,450,000	3,524,000	2,328,000
	$1,631,000	$1,574,000	$3,752,000	$2,569,000

Sales of Real Estate

The company did not sell any real estate in the three and six months ended October 31, 2014. In the three month period ended October 31, 2013, the Company sold two outparcels from our shopping center in Edinburg, Texas for $1,090,000. In the six months ended October 31, 2013, the Company sold a total of three outparcels in our Edinburg shopping center for a total of $1,682,000 as well as a parcel in Houston, Texas to Aldi Supermarkets for $1,220,000.

Other Income

Revenue from the movie theater in North Adams, Massachusetts, was approximately $155,000 and $144,000 for the three month periods ended October 31, 2014 and 2013, respectively. For the six month periods ended October 31, 2014 and 2013 the revenue was $347,000 and $398,000 respectively. The downtrend in revenue was mainly due to a lack of box office hits and was industry wide. Revenue from operation of the beer and wine store in North Adams was approximately $421,000 and $836,000 for the three and six month period ended October 31, 2014. The store opened for business in September 2013 and had sales of approximately $119,000 for the period ended October 31, 2013.

Operating Cost and Expenses

Rental Expenses

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Residential	$2,952,000	$2,586,000	$5,713,000	$4,916,000
Commercial	2,546,000	2,424,000	4,987,000	4,650,000
	$5,498,000	$5,010,000	$10,700,000	$9,566,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Results of Operations (concluded):

Service Expenses

Included in service expense are the expenses of the preferred developer program for the three and six months ended October 31, 2014 of approximately $1,002,000 and $2,098,000 compared to $958,000 and $1,689,000 for the comparable periods ended October 31, 2013. The increase was a result of the extra volume represented in the preferred developer revenue.

Selling, General and Administrative

The increases in selling, general and administrative cost resulted from the operating cost of the wine store in North Adams which didn’t open until the middle of September 2013.

Non-operating Income (Expense)

Interest Expense

Interest expense breaks out as follows:

	Three Months Ended		Six Months Ended

	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

Commercial	$1,895,000	$2,133,000	$3,723,000	$4,126,000
Residential	670,000	638,000	1,345,000	1,325,000
Other	-0-	12,000	-0-	36,000
	$2,565,000	$2,783,000	$5,068,000	$5,487,000

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of the unconsolidated subsidiary increased approximately $22,000 and $141,000 on a period over period basis for the three and six months ended October 31, 2014. During the six month period ended October 31, 2014, the equity in earnings of the subsidiary were charged approximately $400,000 which represents 50% of the direct cost of defeasance on the refinancing of the prior mortgage plus some additional defeasance cost. During the three and six month period ended October 31, 2014, the Company received distributions of $60,000 and $660,000 ($600,000 of the distribution was a result of the refinancing). For the three and six month period ended October 31, 3013 the Company received distribution from operations of $55,000 and $100,000. Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation and amortization) have exceeded capital contributions.

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

Capital Resource and Liquidity

At October 31, 2014, the Company had approximately $11,671,000 of unrestricted cash, cash equivalents and marketable securities. This includes approximately $9,417,000 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%. Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to approximately $409,000 and tenant security deposits held by VIEs of approximately $412,000 are included in restricted cash and cash equivalents.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through October 31, 2015. Borrowings for new construction loans or property purchases will be encountered as needed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act. Based on the Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of October 31, 2014, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on January 21, 2015 in Hartford, Connecticut. The following nominees were elected as directors by vote indicated:

	For	Against
Neil Ellis	2,295,796	1,299
Stuart Greenwald	2,295,858	1,237
David Harding	2,295,853	1,242
Jeff Carlson	2,295,858	1,237
John Toic	2,295,856	1,239
William Connolly	2,295,833	1,261

Item 6.	EXHIBITS

	a)	Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

February 3, 2015	/s/ Neil H. Ellis
Date	Neil H. Ellis Chairman of the Board and
Chief Executive Officer

February 3, 2015	/s/ Stuart I. Greenwald
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer

