Form 10-Q
period 2015-01-31
FIRST HARTFORD CORP
filed 2015-04-15
CIK 36369

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,411,590 as of April 6, 2015

1

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	January 31, 2015	April 30, 2014
Real estate and equipment:
Developed properties and property under construction (including $72,421,280 in January and $71,574,105 in April for VIEs)	$209,766,141	$197,401,169
Equipment and tenant improvements (including $2,346,095 in January and $2,314,849 in April for VIEs)	3,675,022	3,639,292
	213,441,163	201,040,461

Less accumulated depreciation and amortization (including $11,272,832 in January and $9,776,315 in April for VIEs)	37,820,662	34,260,586
	175,620,501	166,779,875

Cash and cash equivalents (including $953,344 in January and $535,230 in April for VIEs)	6,124,313	6,500,885

Cash and cash equivalents – restricted (including $421,162 in January and $441,877 in April for VIEs)	610,582	769,231

Marketable securities (including $2,366,170 in January and $2,936,778 in April for VIEs)	4,541,481	4,906,248

Property under construction – held for sale	11,168,785	-0-

Accounts and notes receivable, less allowance for doubtful accounts of $548,625 as of January 31, 2015 and $341,600 as of April 30, 2014 (including $655,092 in January and $87,049 in April for VIEs)	4,673,075	4,266,706

Other receivables	10,372,929	16,842,826

Deposits and escrows (including $1,807,104 in January and $1,768,581 in April for VIEs)	5,099,563	3,907,239

Prepaid expenses (including $316,359 in January and $223,453 in April for VIEs)	1,357,240	925,906

Deferred expenses (including $1,129,407 in January and $1,053,585 in April for VIEs)	3,673,339	3,103,178

Investments in affiliates	100	100

Due from related parties and affiliates	165,697	165,206

Total Assets	$223,407,605	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	January 31, 2015	April 30, 2014
Liabilities:
Mortgages and notes payable:
Construction loans payable	$64,047,236	$49,316,486
Mortgages payable (including $53,019,862 in January and $53,429,857 in April for VIEs)	142,586,846	148,308,158
Notes payable (including $1,704,697 in January and in April for VIEs)	4,139,352	1,704,697
	210,773,434	199,329,341

Accounts payable (including $1,580,952 in January and $488,140 in April for VIEs)	3,765,607	2,317,036
Other payables	9,363,848	14,845,606
Accrued liabilities (including $3,495,500 in January and $3,225,028 in April for VIEs)	5,485,524	5,467,707
Accrued cost of derivatives	2,460,451	2,411,173
Deferred income (including $242,876 in January and $247,856 in April for VIEs)	686,894	855,121
Other liabilities	2,071,906	1,911,832
Due to related parties and affiliates (including $411,157 in January and $399,214 in April for VIEs)	483,009	471,114
	235,090,673	227,608,930

Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,411,590 shares as of January 2015 and 2,412,002 as of April 2014	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(18,579,171)	(27,222,017)
Accumulated other comprehensive income	98,187	34,313
Treasury stock, at cost, 887,019 shares as of January 2015 and 886,607 as of April 2014	(4,966,083)	(4,964,884)
Total First Hartford Corporation	(14,949,530)	(23,655,051)
Noncontrolling interests	3,266,462	4,213,521

Total Shareholders’ Equity (Deficiency)	(11,683,068)	(19,441,530)

Total Liabilities and Shareholders’ Equity (Deficiency)	$223,407,605	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2015	Jan. 31, 2014	Jan. 31, 2015	Jan. 31, 2014
Operating revenues:
Rental income	$7,256,324	$7,016,661	$22,217,123	$21,552,546
Service income	1,757,597	1,689,849	5,510,122	4,259,143
Sales of real estate	10,570,000	-0-	10,570,000	2,902,596
Other income	751,309	724,838	1,944,333	1,378,678
	20,335,230	9,431,348	40,241,578	30,092,963

Operating costs and expenses:
Rental expenses	4,343,323	5,491,640	15,043,303	15,057,850
Service expenses	1,120,311	1,231,568	3,218,291	2,920,338
Cost of real estate sales	6,884,962	125,871	6,884,962	2,396,171
Selling, general and administrative expenses	1,724,110	1,394,000	5,096,293	3,874,484
	14,072,706	8,243,079	30,242,849	24,248,843

Income from operations	6,262,524	1,188,269	9,998,729	5,844,120

Non-operating income (expense):
Interest expense	(2,589,126)	(2,571,278)	(7,657,786)	(8,058,607)
Other income	41,695	80,000	397,037	281,447
Gain on forgiveness of debt	-0-	-0-	5,315,423	-0-
Loss on defeasance	-0-	-0-	-0-	(243,602)
Gain (loss) on derivatives	(160,623)	374,096	(49,277)	1,308,113
Equity in earnings of unconsolidated subsidiaries	173,172	61,932	589,927	337,570
	(2,534,882)	(2,055,250)	(1,404,676)	(6,375,079)

Income (loss) before income taxes	3,727,642	(866,981)	8,594,053	(530,959)

Income taxes	2,145	36,629	314,082	60,551

Consolidated net income (loss)	3,725,497	(903,610)	8,279,971	(591,510)

Net loss (income) attributable to noncontrolling interests	(361,129)	373,907	362,875	333,138

Net income (loss) attributable to First Hartford Corporation	$3,364,368	$(529,703)	$8,642,846	$(258,372)

Net income (loss) per share – basic	$1.39	$(0.22)	$3.58	$(0.11)

Net income (loss) per share – diluted	$1.39	$(0.22)	$3.58	$(0.11)

Shares used in basic per share computation	2,411,778	2,413,418	2,411,890	2,414,480

Shares used in diluted per share computation	2,411,778	2,413,418	2,411,890	2,414,480

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2015	Jan. 31, 2014	Jan. 31, 2015	Jan. 31, 2014

Consolidated net income (loss)	$3,725,497	$(903,610)	$8,279,971	$(591,510)

Other comprehensive income, net of income taxes:
Unrealized gains (losses) on marketable securities	96,496	(58,449)	206,642	(508,384)

Total comprehensive income (loss)	3,821,993	(962,059)	8,486,613	(1,099,894)

Amounts attributable to noncontrolling interests:
Net loss (income)	(361,129)	373,907	362,875	333,138
Unrealized (gains) losses on marketable securities	(78,299)	(6,418)	(142,768)	318,998

	(439,428)	367,489	220,107	652,136
Comprehensive Income (loss) attributable to First Hartford Corporation	$3,382,565	$(594,570)	$8,706,720	$(447,758)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31, 2015	January 31, 2014
Operating activities:

Consolidated net income (loss)	$8,279,971	$(591,510)

Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $750,000 and $127,500 in the nine months ended January 31, 2015 and 2014, respectively	160,073	(210,069)
Gain on sale of property	(3,685,038)	(506,425)
Depreciation	4,029,815	3,875,849
Amortization	275,823	333,626
Forgiveness of debt	(5,315,423)	-0-

Changes in operating assets and liabilities:
Accounts, notes and other receivables	6,063,528	(2,931,338)
Deposits and escrows	(1,192,324)	986,460
Prepaid expenses	(431,334)	(488,675)
Deferred expenses	(845,984)	(847,649)
Cash and cash equivalents – restricted	158,649	817,714
Accrued liabilities	17,817	(169,856)
Accrued cost of derivatives	49,278	(1,308,113)
Deferred income	(168,227)	402,995
Accounts and other payables	(4,033,187)	2,019,973

Net cash provided by operating activities	3,363,437	1,382,982

Investing activities:
Investments in marketable securities	(367,501)	(2,647,129)
Proceeds from sale of marketable securities	938,911	2,410,074
Purchase of equipment and tenant improvements	(35,730)	(146,947)
Proceeds from sale of real estate	10,570,000	2,902,596
Additions to property under construction – held for sale	(11,168,785)	-0-
Additions to developed properties and properties under construction	(19,719,673)	(2,890,108)

Net cash used in investing activities	(19,782,778)	(371,514)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	January 31, 2015	January 31, 2014
Financing activities:
Contributions from noncontrolling interests – limited partners	$-0-	$500
Distributions to noncontrolling interests	(726,951)	(900,668)
Purchase of treasury stock	(1,199)	(12,310)
Proceeds from:
Construction loans payable	17,846,081	1,169,396
Mortgage payable	4,290,602	495,258
Principal payments on:
Construction loans payable	(3,115,331)	(2,020,640)
Mortgage loans payable	(1,960,502)	(1,949,950)
Notes payable	(301,335)	-0-
Advances to related parties and affiliates, net	11,404	16,984

Net cash provided by (used in) financing activities	16,042,769	(3,201,430)

Net change in cash and cash equivalents	(376,572)	(2,189,962)

Cash and cash equivalents, beginning of period	6,500,885	8,346,956

Cash and cash equivalents, end of period	$6,124,313	$6,156,994

Cash paid during the period for interest	$7,467,455	$8,422,077

Cash paid during the period for income taxes	$114,542	$128,725

Debt refinancing in 2nd quarter:
New mortgage loan	$10,500,000	$6,200,000
Debt reduced	(7,794,014)	(6,140,370)
Net cash from refinancing in 2nd quarter	$2,705,986	$59,630

Debt refinancing in 3rd quarter:
New mortgage loan	$1,289,449	$3,029,560
Less debt paid	(1,029,833)	(2,593,932)
Net cash from refinancing in 3rd quarter	$259,616	$435,628

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

There were no options outstanding during the three- and nine- month periods ended January 31, 2015. In the three- and nine-months periods ended January 31, 2014, common stock options of 164,113 and 159,538, respectively, were antidilutive.

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

Segment Information

The factors used by the Company to identify reportable segments include differences in products and services and segregated operations within the Company. The first segment, “Real Estate Operations” participates in the purchase, development, management, ownership and the sale of real estate. Within its second segment, “Fee for Service”, the Company provides preferred developer services to CVS and Cumberland Farms Inc. in certain geographic areas. Summary financial information for the two reportable segments follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenues:
Real Estate Operations	$18,695,569	$8,000,000	$35,077,795	$26,375,000
Fee for Service	1,639,661	1,431,000	5,163,783	3,718,000
Total	$20,335,230	$9,431,000	$40,241,578	$30,093,000

Operating Cost and Expense:
Real Estate Operations	$11,277,160	$5,915,000	$21,977,140	$17,752,000
Fee for Service	1,071,436	934,000	3,169,416	2,623,000
SGA	1,724,110	1,394,000	5,096,293	3,874,000
Total	$14,072,706	$8,243,000	$30,242,849	$24,249,000

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $189,420 and $351,000 on January 31, 2015 and April 30, 2014, respectively, and other receivables of $8,800,663 and $15,054,000 on January 31, 2015 and April 30, 2014, respectively.

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

	January 31, 2015	April 30, 2014

Real estate and equipment, net	$66,081,819	$66,786,598
Other assets	7,660,643	7,060,316
Total assets	73,742,462	73,846,914
Intercompany profit elimination	(3,003,024)	(3,085,303)
Total assets	$70,739,438	$70,761,611

Mortgages and other notes payable	$54,724,559	$55,134,554
Other liabilities	5,312,203	3,961,024
Total liabilities	$60,036,762	$59,095,578

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Nine Months Ended

	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Dover Parkade, LLC
Revenue	$665,384	$617,715	$1,984,084	$2,033,188
Expenses	499,041	548,850	1,504,917	1,613,048
Defeasance & refinancing	-0-	-0-	799,313	-0-
Net Income (Loss)	$166,343	$68,865	$(320,146)	$420,140

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Income Taxes:

As of April 30, 2014, the Company had Federal net operating loss carryforwards of approximately $15,700,000 that were available to offset future Federal taxable income through various periods.   For the nine months ended January 31, 2015, the Company recorded a gain of $5,315,000 as a result of a forgiveness of debt by the mortgage holder of the Main Street NA Parkade LLC.  As a result, the Company recorded tax expense of approximately $1,855,000 (which includes an alternative minimum tax of approximately $100,000).  This tax expense was then reduced by $1,755,000 after applying the $5,315,000 gain against the tax loss carryforward. The federal carryforward is now  approximately $10,000,000 and will expire between 2015 and 2028 unless utilized sooner.

4.	Litigation:

There has been no change in litigation since April 30, 2014.

5.	Refinancing:

On August 15, 2014, the Company refinanced the mortgage on their shopping center in West Springfield, MA in the amount of $10,500,000.  A prior mortgage with a remaining balance of $7,794,014 with an interest rate of 5.52% was paid from the proceeds.  The new mortgage, which has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only payments for the first two years.  Transaction costs of approximately $110,000 will be amortized over the life of the loan.

6.	Gain on Forgiveness of Debt:

During the nine months ended January 31, 2015, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC, signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams would be reduced from $12,575,423 to $7,260,000.  As of the date hereof the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender in the amount of $5,315,423. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,053 on this property.

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

On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015.  As a result, the Company has found it to be impossible to refinance the mortgage until a replacement tenant is found.  The Company has reached a tentative verbal agreement to transfer title to the lender that is likely to be finalized before its fiscal year end of April 30, 2015.  If this occurs, the Company will recognize a gain since (1) the mortgage is non-recourse and (2) the mortgage is well in excess of the book value.

A deferred compensation plan was put in place that awarded six key employees an annual payment of $21,667 each for three years.  All of the six employees have satisfied the vesting requirement and will receive the first payment on August 15, 2015.

On February 23, 2015, the Company refinanced a mortgage on Clarendon in the amount of $17,564,600.  A prior mortgage with a remaining balance of $13,045,612 with an interest rate of 5.59% was paid from the proceeds.  The new mortgage has an interest rate of 3.75%, calls for monthly payments of $85,088, and has a maturity date of November 1, 2042.  Transaction costs of approximately $312,413 will be amortized over the life of the loan.

On February 25, 2015, the Company sold a parcel of land in New Orleans, Louisiana, with a cost of $8,408,803 (including closing costs) for $10,900,000 and used the proceeds to pay off a mortgage payable of $7,006,548.  The gain on the sale was $2,491,197.

On February 27, 2015, the Company purchased a parcel of land in Stanhope, New Jersey, for $2,256,705 including closing costs.  This purchase was financed with an advance from a construction loan of $1,830,555 and working capital of $426,150.  Key terms of the construction loan, which is for $6,340,000, are as follows:

●	Commencing February 27, 2015 through and including February 1, 2016. Interest shall be 250 basis points in excess of the thirty day LIBOR rate, as defined (but in no event less than 3.00%).
●	Amortization commencing February 1, 2016 through February 1, 2025 (“Maturity Date”) on the basis of a 25 year schedule of amortization with a balloon payment due on February 1, 2025. Interest during this period shall be 195 basis points in excess of the thirty day LIBOR rate.
●	Prepayment penalty – 0.50% prior to February 1, 2018 or the Discounted LIBOR Differential, as defined, after that date.

On March 5, 2015, the Company sold a parcel of land in Buda, Texas, with a cost of $1,421,282 (including closing costs) for $2,835,052 and used the proceeds to pay off loan payable of $1,639,476.  The gain on the sale was $1,413,770.

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

Results of Operations:

Rental Income:

Rental Income by type of tenant follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Residential	$2,815,395	$2,787,072	$8,393,912	$8,312,410
Commercial	4,440,929	4,229,589	13,823,211	13,240,136
	$7,256,324	$7,016,661	$22,217,123	$21,552,546

Service Income

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Management fees	$117,936	$101,753	$346,339	$342,971
Preferred developer fees	1,639,661	1,588,096	5,163,783	3,916,172
	$1,757,597	$1,689,849	$5,510,122	$4,259,143

Sales of Real Estate

In the three and nine months ended January 31, 2015, the Company sold a parcel of land in Huntsville, TX for $6,695,000 and another parcel of land in Conroe, TX for $3,875,000.

In the nine months ended January 31, 2014, the Company sold a total of three outparcels in our Edinburg shopping center for a total of $1,682,000 as well as a parcel in Houston, Texas to Aldi Supermarkets for $1,220,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Other Income

Revenue from the movie theater in North Adams, Massachusetts, was approximately $232,795 and $579,595 for the three and nine months ended January 31, 2015, compared to $235,000 and $633,000 for the three and nine months ended January 31, 2014.  The nine month decrease was mainly due to a lack of box office hits and was industry wide.

Revenue from the beer and wine store in North Adams was approximately $484,517 and $1,320,809 for the three and nine months ended January 31, 2015, compared to $353,000 and $472,000 for the three and nine months ended January 31, 2014.  The store opened for business in September 2013 and obtained a liquor license in December 2014.

Operating Cost and Expenses

Rental Expenses

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Residential	$1,781,353	$2,959,568	$7,494,557	$7,875,309
Commercial	2,561,970	2,532,072	7,548,746	7,182,541
	$4,343,323	$5,491,640	$15,043,303	$15,057,850

Service Expenses

Included in service expense are the expenses of the preferred developer program for the three and nine months ended January 31, 2015 of $1,071,436 and $3,169,416 compared to $1,125,894 and $2,622,699 for the comparable periods ended January 31, 2014.  The full year increase was a result of the extra volume represented in the preferred developer revenue.

Selling, General and Administrative

The three- and nine- month periods ended January 31, 2015, had year over year increase of $330,110 and $1,221,809, respectively, due primarily to higher operating expenses of the beer and wine store in North Adams, MA which did not open until the middle of September 2013.

Non-operating Income (Expense)

Interest Expense

Interest expense breaks out as follows:

	Three Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Commercial	$1,842,346	$1,884,203	$5,565,713	$6,046,225
Residential	746,780	687,075	2,092,073	2,012,382
	$2,589,126	$2,571,278	$7,657,786	$8,058,607

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of the unconsolidated subsidiary increased $111,240 and $252,357 on a period over period basis for the three and nine months ended January 31, 2015.  During the nine months ended January 31, 2015, the equity in earnings of the subsidiary were charged approximately $400,000, which represents 50% of the direct cost of defeasance on the refinancing of the prior mortgage plus some additional defeasance cost.  During the three and nine months ended January 31, 2015, the Company received distributions of $90,000 and $750,000 ($600,000 of the distribution was a result of the refinancing).  For the three and nine months ended January 31, 2014, the Company received distributions of $28,000 and $128,000.  Such distributions are in excess of net assets of the 50% owned investee since its accumulated net losses (including significant amounts for depreciation and amortization) have exceeded capital contributions.

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

Capital Resource and Liquidity

At January 31, 2015, the Company had $10,665,794 of unrestricted cash, cash equivalents and marketable securities. This includes $8,154,093 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $189,420 and tenant security deposits held by VIEs of $421,162 are included in restricted cash and cash equivalents.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through January 31, 2016. Borrowings for new construction loans or property purchases will be encountered as needed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our President and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2015, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
April 13, 2015
Date	Neil H. Ellis
Chairman of the Board
and Chief Executive Officer

/s/ Stuart I. Greenwald
April 13, 2015
Date	Stuart I. Greenwald Treasurer
and Chief Financial Officer

