Form 10-K
period 2015-04-30
FIRST HARTFORD CORP
filed 2015-08-05
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934.

For the fiscal year ended  April 30, 2015

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934.

For the transition period from ____________________ to ______________________

Commission File number   0-8862

FIRST HARTFORD CORPORATION
(Exact name of registrant as specified in its charter)

Maine	01-0185800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Colonial Road, Manchester, Connecticut	06042
(Address of principal executive offices)	(Zip Code)

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

                                                                                                                        ☐  Yes            X  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

                                                                                                                        X  Yes             ☐  No

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   X No

As of October 31, 2014, the aggregate market value of the registrant’s common stock (based upon $1.90 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was $2,007,614.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:  2,409,840 as of July 10, 2015.

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

PART I

ITEM 1.           BUSINESS

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (the Company), is engaged in two business segments: 1) the purchase, development, ownership, management and sale of real estate and 2) providing preferred developer services for two corporate franchise operators (i.e., “Fee for Service”).

Business Narrative:

First business segment:

The principal activity of the Company’s first segment of business is the purchase, development, ownership, management and sale of real estate.  The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, Delaware, Louisiana, Massachusetts, New Jersey, Rhode Island, and Texas.  Non-residential tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants, and an occasional inquiry by potential tenants at the Company’s on-site offices.  Residential tenants are obtained through advertisements and inquiry at on-site offices.

The Company’s real estate business is diversified by geographical locations, type of commercial property, and form of ownership or management.  The commercial real estate business is not divided further into significant separate classes of products or services.

When profitable opportunities arise, the Company will buy and sell certain properties.

The Company also owns and operates a movie theater and a liquor store at one of its properties.

Please also see Note 14 of the Financial Statements included within.

Second business segment:

The principal activity of the Company’s second segment of business is providing preferred developer services to CVS Health (CVS) and Cumberland Farms Inc. in certain geographic areas.

CVS: The Company has an agreement with CVS to be a preferred developer in Texas within the Rio Grande Valley, Houston, and Western Texas (excluding El Paso and Austin), in New York within Long Island and portions of Rockland County, in Northern New Jersey, in most of Connecticut, and in Louisiana.  This is a fee for service agreement by which the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for CVS Real Estate Committee approval.  Once so approved, the Company will negotiate a purchase or lease of such property and obtain permits.  The Company will invoice 75% of the total fee when the property is purchased or leased and a building permit is issued.  Fees vary based on location and style of the store.  A CVS pre-qualified third party contractor is selected who will work through the Company.  The Company will manage the construction and administrate the contracts and payments.  When a Certificate of Occupancy is obtained, the Company will invoice 15% of the total fee.  After the store is opened and all the open construction items are completed, the Company will invoice 10% of the total fee. Income is recognized as required services, as outlined in the development agreement, are completed.  The entire process will normally take 1-3 years. The volume of revenue from this fee for service agreement is in excess of 10% of the Company’s annual revenue.  The loss of the CVS contract would have a material adverse effect on the revenues and operations of the Company.

PART I

ITEM 1.           BUSINESS (concluded):

Second business segment (concluded):

Cumberland Farms: The Company is also a preferred developer for Cumberland Farms Inc. within Connecticut, New York, and Western Massachusetts.  Its scope of work is less than the CVS arrangement above as the Company is not involved in the construction management of the store.  This is a fee for service agreement by which the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for Cumberland Farms Real Estate Committee approval.  Once so approved, the Company will negotiate a purchase or lease of such property and obtain state and local approval and associated permits for construction.  The Company will invoice 100% of the total fee when the property is purchased or leased and a building permit is issued. Income is recognized as required services, as outlined in the development agreement, are completed.  The entire process will normally take 1-2 years.   The loss of the Cumberland Farms contract would have a material adverse effect on the revenues and operations of the Company.

Please also see Note 14 of the Financial Statements included within.

Miscellaneous Business Reporting:

The Company does not produce or offer any products, and as such, it has no foreign operations, no inventory (except a small amount at the liquor store), and does not export products or services. Its present business segments are not seasonal in nature.  The Company does not have any patents, licenses, franchises, concessions, or royalty agreements.  The Company is not conducting any research and development.  The Company's business segments do not and are not expected to involve contracts or subcontracts with the United States government.

The Company’s operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health safety.  There is no significant environmental litigation involving the Company’s properties.

The Company has a backlog, or pipeline, of potential development projects with CVS and Cumberland Farms.  The Company does not believe backlog is a useful measure of past performance or continuing performance because the life of each project is one to three years and the number of future projects is not predictable.

The Company’s economic performance and the value of its real estate are subject to the risks incidental to the development, construction and ownership of real estate properties, as well as the economic well-being of its tenants.

Employment: On April 30, 2015, the Company employed 95 people full time.

Competition: The Company competes with many other established companies, many of which are larger and possess substantially greater financial resources and substantially larger staffs.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character and ownership status of the materially important physical properties of the Company.

Consolidated Subsidiaries - Commercial Properties

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Edinburg, TX	Shopping Center	450,106 sq. ft. JC Penney 23% Academy Sports 17% Burlington Coat Factory 18%, Effective rent per sq. ft. occupied, exclusive of JC Penney (JC Penney owns building) is $9.51, occupied 100%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing.

X	W. Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Big Lots 21% Harbor Freight 12%, Effective rent per sq. ft. occupied is $9.58, 80.37% occupied	100% owned by a subsidiary of the Company.

X	North Adams, MA	Shopping Center

131,691 sq. ft.
Steeple City Cinema 20% (Company owned);
Steeple City Liquor 11% (Company owned);
Peebles 14%
Planet Fitness 8%
Effective rent per sq. ft. occupied – net of 41,067 sq. ft. Company owned $8.44, 82.51% occupied

100% owned by a subsidiary of the Company. Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender.

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries - Commercial Properties (continued):

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Plainfield, CT	Strip Shopping Center	60,154 sq. ft. Big Y 76%, effective rent per sq. ft. occupied is $11.72, 100% occupied	100% owned by a subsidiary of the Company.

X	Putnam, CT	Shopping Center	57,527 sq. ft. Effective rent per sq. ft. occupied is $12.60 48.09% occupied	100% owned by a subsidiary of the Company – transferred title to lender in June 2015.

	Cranston, RI	Shopping Center	259,218 sq. ft. Kmart 40% Stop & Shop 25% TJ Maxx 9% Effective rent per sq. ft. occupied is $14.23 95.34% occupied	50% owned by a subsidiary of the Company.

	Cranston, RI	College	60,000 sq. ft. Career Education College Effective rent per sq. ft. is $26.68 Currently vacant-leased to 12/31/18	50% owned by a subsidiary of the Company.

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease 100% occupied	50% owned by a subsidiary of the Company.

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston Effective rent per sq. ft. occupied is $17.75 100% occupied	50% owned by a subsidiary of the Company.

X	Lubbock, TX	Shopping Center	160,555 sq. ft. Steinmart 26% Mardel 25% TJ Maxx 19% Effective rent per sq. ft. occupied is $8.98 93.57% occupied	2.0% owned by a subsidiary of the Company.

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries - Commercial Properties (continued):

The properties listed above contain approximately 1,383,597 rentable sq. ft., of which approximately 103,615 sq. ft. was vacant at April 30, 2015.  Over the next 10 years, 81 of the current 86 leases will expire as follows:

Year Ended	Number of Leases	Sq. Ft.	Base Rent	Percentage of Base Rent
4/30/16	7	26,651	$294,518	2.15%
4/30/17	19	98,353	$1,298,952	9.47%
4/30/18	8	62,013	$667,316	4.86%
4/30/19	18	245,124	$3,647,487	26.58%
4/30/20	9	128,827	$1,294,943	9.44%
4/30/21	4	88,478	$671,828	4.90%
4/30/22	5	97,781	$1,392,224	10.15%
4/30/23	7	92,000	$967,950	7.06%
4/30/24	3	95,808	$618,647	4.51%
4/30/25	1	30,754	$253,721	1.85%

Total rental income of these properties for the year ended April 30, 2015 was $18,191,994, of which $4,099,827 is for reimbursement of real estate taxes, common area expenses, and insurance expenses.

The Company does not have any individual tenants that account for 5% or more of the Company’s revenues.

Consolidated Subsidiaries – Residential Properties

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Rockland, MA	Apartments	204 units, low to moderate income 96% occupied, effective sq. ft. rent - $22.77	.01% owned by a 75% owned subsidiary of the Company.

X	Somerville, MA	Apartments	501 units, low to moderate income, 98% occupied, effective sq. ft. rent - $24.12	.0049% owned by a 75% owned subsidiary of the Company.

ITEM 2.           PROPERTIES (continued):

Non-Consolidated Subsidiaries

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status

X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company.

	Dover Township, NJ	Shopping Center	107,919 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.

ITEM 3.           LEGAL PROCEEDINGS

The Company is involved in legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts, employee disputes and personal injuries. The Company does not believe the outcome of any of these proceedings will have a material impact on its consolidated financial statements.

Other proceedings

The Company is not aware of any material legal proceedings which would need to be cited herein.

There are no proceedings involving officers and directors; see Item 10(f) on Page 45.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                        AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company trades on the OTC Securities Market under the symbol FHRT.  Investors can find current financial disclosures and quotes for the Company on Yahoo Finance and other financial sites.

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2015	High	Low	Dividends Paid Per Common Share
First Quarter	$2.20	$1.50	None
Second Quarter	$2.10	$1.51	None
Third Quarter	$2.46	$1.50	None
Fourth Quarter	$2.46	$1.91	None

2014
First Quarter	$3.19	$2.25	None
Second Quarter	$3.00	$2.70	None
Third Quarter	$2.70	$2.10	None
Fourth Quarter	$2.30	$1.10	None

No dividends have been paid in the past two fiscal years and the Company has no plans or intentions to institute payment of dividends in the foreseeable future.

Sales of common stock on the open-market occur sporadically.  A recent reported sale was for $3.05 per share on July 17, 2015.

The Company repurchased 2,162 shares of common stock during the year ended April 30, 2015 at an average price of $2.40 per share.  These shares were not purchased as part of a publicly announced plan or program.

The Company has not sold any unregistered shares of securities during the year ended April 30, 2015.

There are approximately 383 shareholders of record for the Company’s common stock as of April 30, 2015.

ITEM 6.           SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

The discussion and analysis below provides information that the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

This and certain other sections of the Company’s Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance and constitute  “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views may differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors, including changes in general economic conditions, interest rates and the availability of funds, and competition and relationships with key customers and their financial condition, may affect the Company’s performance.  The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Rental Income

Rental income for the years ended April 30, by type of tenant, follows:

	2015	2014
Residential	$11,121,786	$11,160,723
Commercial	18,191,994	17,826,054
	$29,313,780	$28,986,777

Residential

The decrease in residential rental income was caused primarily by the expiration of the subsidy contract at the Rockland, MA property for a period of time in fiscal year 2015.  Revenue should increase in fiscal year 2016 as a new Section 8 subsidy contract was signed in June 2015.  The new contract will cover 181 units versus the expired Rent Supplement subsidy that covered only 51 units.  Also, lower rents on low and moderate income units and a lower subsidy on operating expenses for the public housing units resulted in a slight decrease in revenue at the Somerville, MA property (i.e., Clarendon).

Commercial

The increase in commercial rental income was caused primarily at a) the shopping center in Cranston, RI due to a couple of new tenants and some forfeited security deposits by former tenants, b) the shopping center in Edinburg, TX due to full occupation of that property in 2015, and c) some rental income on the short period of time between tenant occupation and sale of properties during the year.  Partially offsetting this increase was a decrease in rental income at the Putnam, CT shopping center due to the loss of a significant tenant effective January 31, 2015 that ultimately resulted in the Company being unable to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender with the non-recourse mortgage being forgiven in full.  This will not have a significant negative impact on the ongoing operations and will result in a one-time gain in the first quarter of fiscal 2016 as the mortgage was well in excess of the book value of the property.  See further discussion of this in Note 16 to the Consolidated Financial Statements.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Service Income

Service income for the years ended April 30 is made up of the following:

	2015	2014
Preferred Developer Fees	$6,811,194	$5,189,015
Management Fees	447,893	498,298
Other Service Income	-0-	208,000
	$7,259,087	$5,895,313

Preferred Developer Fees are from CVS and Cumberland Farms.  The increase reflects the ramping up of the Cumberland Farms business and the overall growing importance of the “Fee for Service” segment to the Company.

Management fees are mainly from the Claymont, DE project.

Other Service Income for the year ended April 30, 2014 included a $150,000 fee from a third party.

Sales (and Cost of Sales) of Real Estate

When profitable opportunities arise, the Company will buy and sell certain properties.  The Company had several purchases and sales of real estate in fiscal years 2015 and 2014.  While the Company expects to continue to discover more opportunities going forward, there are no guarantees that they will be discovered or, if discovered, be of the magnitude and profitability of recent real estate sales.

During the year ended April 30, 2015, the Company had five significant sales of real estate, as follows: 1) sold a property in Huntsville, TX for $6,695,000 (cost of $4,509,976), 2) sold a parcel of land in Conroe, TX for $3,875,000 (cost of $2,530,477), 3) sold a property in New Orleans, LA for $10,900,000 (cost of $8,522,813), 4) sold a parcel of land in Buda, TX for $2,835,052 (cost of $1,554,046), and 5) sold a property in Avondale, LA for $6,096,000 (cost of $5,212,782).  There was also $42,500 of residual costs related to the 2014 Pearland, TX sale.

During the year ended April 30, 2014, the Company had three significant sales of real estate, as follows: 1) sold a 1.8 acre ground leased parcel in Pearland, TX for $1,660,000 (cost of $1,235,202), 2) sold a parcel in Houston, TX to Aldi Supermarket for $1,220,000 (cost of $629,686), and 3) sold three outparcels from its Edinburg, TX shopping center for $1,682,596 (cost of $1,766,486).

Other Income

Other income for the years ended April 30 is made up of the following:

	2015	2014
Liquor Store	$1,801,091	$ 800,497
Movie Theater	745,597	799,805
Other	19,052	14,335
	$2,565,740	$1,614,637

The increase in liquor store income resulted from a full year of operations (the store opened in September 2013) and the obtaining of a liquor license in December 2014.  Prior to obtaining the liquor license the store only sold beer and wine.

The decrease in movie theater income was mainly due to a lack of box office hits and was industry-wide.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Operating Costs and Expenses

Rental Expenses

Rental expense for the years ended April 30, by type of tenant, follows:

Commercial	2015	2014
Depreciation and Amortization	$3,585,607	$3,522,750
Other Rental Expenses	6,684,493	6,359,770
	$10,270,100	$9,882,520
Residential
Depreciation and Amortization	$2,222,546	$2,157,606
Other Rental Expenses	7,941,247	8,349,741
	$10,163,793	$10,507,347

Total	$20,433,893	$20,389,867

The year over year increase in commercial rental expenses is consistent with the increase in commercial rental income.

The year over year decrease in residential rental expenses are mainly from lower asbestos remediation expenses at the Clarendon property as these costs, which are ongoing, were capitalized in fiscal year 2015 as they were determined to improve the condition and safety of the property and mitigate and prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities.  Partially offsetting this were a) expenses incurred in fiscal year 2015 as a result of a sprinkler malfunction at Clarendon in July 2014 that required extensive repairs to the elevator system and other expenses and b) higher snow removal expenses (primarily at Rockland) and heating expenses (primarily at Clarendon) caused by bad weather.

Service Expense

Service expense for the years ended April 30 is made up of the following:

	2015	2014
Preferred Developer Expense and Other Cost	$2,437,779	$2,125,335
Fees	2,008,001	1,630,000
	$4,445,780	$3,755,335
Construction and Other Cost	118,773	422,282
	$4,564,553	$4,177,617

Payroll and related costs increased year over year in an attempt to increase the Preferred Developer business.

Selling, General and Administrative Expenses (“SG&A”)

The increase in SG&A expenses were primarily a result of higher operating expenses of the liquor store, which did not open until September 2013.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Non-Operating Income (Expense):

Equity in Earnings (Losses) of Unconsolidated Subsidiary

The equity in earnings (losses) of unconsolidated subsidiary is broken down as follows:

	2015	2014
Income from Operations	$350,276	$286,213
Defeasance and Refinancing	(399,656)	-0-
Distributions	840,000	137,500
Equity in Earnings of Unconsolidated Subsidiary	$790,620	$423,713

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (Dover).  The Company has a 50% interest in Dover which owns a shopping center in Dover Township, NJ.  The operating and financial policies of Dover are not controlled by the Company.  For the years prior to May 1, 2009, the Company was committed to providing funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions. To 2009, losses and distributions from Dover exceeded the Company’s investment.  Since then, distributions from Dover have been credited to income.  The Company does not control the rate of distributions of Dover.  Such distributions are in excess of Dover’s net assets since its accumulated net losses (including significant amounts for depreciation and amortization) have exceeded capital contributions.

During fiscal year 2015, the equity in earnings of Dover was charged $399,656, which represents 50% of the direct cost of defeasance on the refinancing of its prior mortgage plus some additional defeasance cost.  As a result of this refinancing, the Company received a distribution of $600,000, which is included in the $840,000 total distributions above.

Other Income

Other income is broken down as follows:

	2015	2014
Edinburg Economic Development Corporation contributions	$2,391,850	$422,793
Investment Income	172,399	269,549
Other	-0-	27,367
Total	$2,564,249	$719,709

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in Edinburg, TX, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with the agreement, the Company received contributions from the Edinburg Economic Development Corporation (EEDC) of up to $4,000,000 as its 0.5% share of sales tax revenue generated from the shopping center.  Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other non-operating income when received.  The Company does not expect any more income from this agreement after April 30, 2015.  See Note 4 to the Consolidated Financial Statements for further discussion.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Gain (Loss) on Derivatives

The Company, through a 50% owned consolidated subsidiary, entered into two separate floating-to-fixed interest rate swap agreements with a bank, one of which expired in June 2015 and the other is set to expire in July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income.

Loss on Defeasance

In the year ended April 30, 2014, the Company recorded a loss resulting from a refinancing of the Plainfield, CT shopping center.

Gain on Forgiveness of Debt / Loss on Impairment

During the year ended April 30, 2015, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC, signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams would be reduced from $12,575,423 to $7,260,000.  As of the date hereof, the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender, which resulted in a gain in the amount of $5,315,423 during the year ended April 30, 2015. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,573 on this property.  This impairment reflected the continuing overall economic decline in the geographical area and retail industry that thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center.

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

Additional interest Agreement (AIA) was amended as follows:

Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender.  Lender will apply all such payments received to the outstanding amount due on the date of the next installment due under the loan.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Interest Expense

Interest expense for the years ended April 30, by type of tenant, follows:

	2015	2014
Commercial	$7,352,422	$7,974,896
Residential	2,873,915	2,691,252
Other	-0-	36,000
	$10,226,337	$10,702,148

The year-over-year decrease in commercial interest expense is primarily due to the negotiated reduction in the loan balance at Main Street NA Parkade located in North Adams, MA from $12,575,423 to $7,260,000 and, to a lesser extent, the impact of lower loan balances related to the Edinburg, TX property.

The year-over-year increase in residential interest expense is due to financing fees related to the prior loans written-off as part of the refinancings of the debt on the Rockland, MA and Somerville, MA properties.

Income Taxes

See Note 10 to the Company’s financial statements for information about the effective income tax rate.

As of April 30, 2015, the Company has a net deferred tax asset in the amount of $2,802,007. The net deferred tax asset includes Federal net operating loss carryforwards of $1,836,878 that are available to offset future Federal taxable income. The Company has recorded $716,382 as the potential tax effect. In addition, the Company has recorded a net deferred asset in the amount of $2,085,304, which represents a basis difference in real estate assets owned by the Company. Lastly, no valuation allowance has been recorded based on anticipated future profitability being able to fully utilize the net operating loss carryforwards and future depreciation benefits.

As of April 30, 2014, the Company had Federal net operating loss carryforwards of $14,855,882 and recorded $5,051,000 as the potential tax effect but also recorded a valuation allowance that reduced the net deferred tax asset to $0.

Capital Resources and Liquidity

The Company ended the 2015 fiscal year with $9,698,341 of unrestricted cash and cash equivalents.  The unrestricted cash and cash equivalents includes $3,907,867 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, of $530,611 and tenant security deposits held by VIE’s of $418,110 are included in restricted cash and cash equivalents.

The Company ended the 2015 fiscal year with $3,964,398 of investments in marketable securities, all of which belongs to partner entities.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through April 30, 2016.  Borrowing for new construction loans, property purchases or balloon payments are unclear at this time.

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

Financial statements begin on page 19.  See the index to Financial Statements in Item 15.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2015, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

ITEM 9A.        CONTROLS AND PROCEDURES (concluded):

Changes in Internal Control over Financial Reporting

During the years ended April 30, 2015 and 2014, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ deficiency and cash flows for each of the years in the two-year period ended April 30, 2015.  First Hartford Corporation and Subsidiaries’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Hartford Corporation and Subsidiaries as of April 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP
Glastonbury, Connecticut
August 4, 2015

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2015 AND 2014

ASSETS

	2015	2014
Real estate and equipment:
Developed properties and property under construction (including $72,621,441 in 2015 and $71,574,105 in 2014 for VIEs)	$211,318,882	$197,401,169
Equipment and tenant improvements (including $2,353,355 in 2015 and $2,314,849 in 2014 for VIEs)	3,663,080	3,639,292
	214,981,962	201,040,461
Less accumulated depreciation and amortization (including $11,786,480 in 2015 and $9,776,315 in 2014 for VIEs)	39,149,517	34,260,586
	175,832,445	166,779,875

Property held for sale	342,175	-0-

Cash and cash equivalents (including $1,067,182 in 2015 and $535,230 in 2014 for VIEs)	9,698,341	6,500,885

Cash and cash equivalents – restricted (including $418,110 in 2015 and $441,877 in 2014 for VIEs)	948,721	769,231

Marketable securities (including $2,029,684 in 2015 and $2,936,778 in 2014 for VIEs)	3,964,398	4,906,248

Accounts and notes receivable, less allowance for doubtful accounts of $694,849 in 2015 and $341,600 in 2014 (including $687,468 in 2015 and $87,049 in 2014 for VIE’s)	4,848,217	4,266,706

Other receivables	12,080,979	16,842,826

Deposits and escrow accounts (including $5,125,568 in 2015 and $1,768,581 in 2014 for VIEs)	9,671,401	3,907,239

Prepaid expenses (including $275,419 in 2015 and $223,453 in 2014 for VIEs)	1,184,170	925,906

Deferred expenses, net (including $1,420,572 in 2015 and $1,053,585 in 2014 for VIEs)	6,004,980	3,103,178

Investment in affiliates	100	100

Due from related parties and affiliates	664,909	165,206

Deferred tax asset	2,802,007	-0-

Total assets	$228,042,843	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2015 AND 2014 (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2015	2014
Liabilities:
Mortgages and other notes payable:
Construction loans payable	$55,553,207	$49,316,486
Mortgages payable (including $57,364,872 in 2015 and $53,429,857 in 2014 for VIEs)	146,507,036	148,308,158
Notes payable (including $1,704,697 in 2015 and $1,704,697 in 2014 for VIEs)	1,744,697	1,704,697
	203,804,940	199,329,341

Accounts payable (including $1,224,988 in 2015 and $488,140 in 2014 for VIEs)	3,399,900	2,317,036
Other payables	13,588,295	14,845,606
Accrued liabilities (including $3,178,121 in 2015 and $3,225,028 in 2014 for VIEs)	5,852,198	5,467,707
Accrued cost of derivatives	2,515,330	2,411,173
Deferred income (including $241,216 in 2015 and $247,856 in 2014 for VIEs)	546,313	855,121
Other liabilities	1,961,212	1,911,832
Due to related parties and affiliates (including $415,018 in 2015 and $399,214 in 2014 for VIEs)	486,951	471,114
Total liabilities	232,155,139	227,608,930

Commitments and Contingencies

Shareholders’ Equity (Deficiency):
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,298,609 in 2015 and 2014, outstanding 2,409,840 and 2,412,002 in 2015 and 2014, respectively	3,298,609	3,298,609

Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(10,368,421)	(27,222,017)
Accumulated other comprehensive income (loss)	95,815	34,313
Treasury stock, at cost, 888,769 and 886,607 shares in 2015 and 2014, respectively	(4,970,082)	(4,964,884)
Total First Hartford Corporation	(6,745,151)	(23,655,051)

Noncontrolling interests	2,632,855	4,213,521
Total shareholders’ equity (deficiency)	(4,112,296)	(19,441,530)

Total liabilities and shareholders’ equity (deficiency)	$228,042,843	$208,167,400

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014
Revenues:
Rental income	$29,313,780	$28,986,777
Service income	7,259,087	5,895,313
Sales of real estate	30,401,052	4,562,596
Other income	2,565,740	1,614,637
	69,539,659	41,059,323

Operating costs and expenses:
Rental expenses (Includes depreciation and amortization of $5,808,153 and $5,680,356 in 2015 and 2014, respectively	20,433,893	20,389,867
Service expenses	4,564,553	4,177,617
Cost of real estate sales	22,372,594	3,631,374
Selling, general and administrative expenses	6,773,993	5,374,666
	54,145,033	33,573,524

Income from operations	15,394,626	7,485,799

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	790,620	423,713
Other income	2,564,249	719,709
Gain (loss) on derivatives	(104,157)	1,245,207
Gain on forgiveness of debt	5,315,423	-0-
Loss on defeasance	-0-	(243,602)
Loss on impairment	-0-	(4,027,573)
Interest expense	(10,226,337)	(10,702,148)
	(1,660,202)	(12,584,694)

Income (loss) before income taxes	13,734,424	(5,098,895)

Income tax expense (benefit)	(2,210,181)	48,872

Consolidated net income (loss)	15,944,605	(5,147,767)

Net loss (income) attributable to noncontrolling interests	908,991	479,030

Net income (loss) attributable to First Hartford Corporation	$16,853,596	$(4,668,737)

Net income (loss) per share – basic	$6.99	$(1.93)

Net income (loss) per share – diluted	$6.99	$(1.93)

Shares used in basic per share computation	2,411,480	2,413,452
Shares used in diluted per share computation	2,411,480	2,413,452

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014

Consolidated net income (loss)	$15,944,605	$(5,147,767)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities	269,975	(202,728)

Total comprehensive income (loss)	16,214,580	(5,350,495)

Amounts attributable to noncontrolling interests:
Net loss (income)	908,991	479,030
Unrealized (gains) losses on marketable securities	208,473	90,375

	1,117,464	569,405
Comprehensive income (loss) attributable to First Hartford Corporation	$17,332,044	$(4,781,090)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income*	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Balance, April 30, 2013	$3,298,609	$5,198,928	$(22,553,780)	$146,666	$(4,952,574)	$(18,862,151)	$6,106,888	$(12,755,263)

Equity adjustment for reversing equity method	-0-	-0-	500	-0-	-0-	500	-0-	500

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(1,323,962)	(1,323,962)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(12,310)	(12,310)	-0-	(12,310)

Net loss	-0-	-0-	(4,668,737)	-0-	-0-	(4,668,737)	(479,030)	(5,147,767)

Unrealized loss on marketable securities	-0-	-0-	-0-	(112,353)	-0-	(112,353)	(90,375)	(202,728)

Balance, April 30, 2014	3,298,609	5,198,928	(27,222,017)	34,313	(4,964,884)	(23,655,051)	4,213,521	(19,441,530)

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(880,148)	(880,148)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(5,198)	(5,198)	-0-	(5,198)

Net income (loss)	-0-	-0-	16,853,596	-0-	-0-	16,853,596	(908,991)	15,944,605

Unrealized gain on marketable securities	-0-	-0-	-0-	61,502	-0-	61,502	208,473	269,975

Balance, April 30, 2015	$3,298,609	$5,198,928	$(10,368,421)	$95,815	$(4,970,082)	$(6,745,151)	$2,632,855	$(4,112,296)

*Consists exclusively of net unrealized gains (losses) on available-for-sale marketable securities.

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014
Operating activities:

Consolidated net income (loss)	$15,944,605	$(5,147,767)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $840,000 in 2015 and $137,500 in 2014	49,380	(286,213)
Gains on sale of real estate	(8,028,458)	(931,222)
Loss on impairment	-0-	4,027,573
Forgiveness of debt	(5,315,423)	-0-
Depreciation and amortization of real estate and equipment	5,342,339	5,090,421
Amortization of deferred expenses	382,156	441,346
Deferred income taxes	(2,802,007)	-0-
Changes in operating assets and liabilities:
Accounts, notes and other receivables	4,180,336	(8,680,288)
Deposits and escrows	(5,764,162)	1,315,588
Prepaid expenses	(258,264)	(354,131)
Deferred expenses	(3,283,958)	(560,705)
Cash and cash equivalents – restricted	(179,490)	503,693
Accrued liabilities	384,491	601,277
Accrued cost of derivatives	104,157	(1,245,207)
Deferred income	(308,808)	399,646
Accounts and other payables	(174,447)	8,476,299
Net cash provided by operating activities	272,447	3,650,310

Investing activities:
Investments in marketable securities	(349,943)	(2,672,740)
Proceeds from sale of marketable securities	1,561,768	2,410,542
Purchases of equipment and tenant improvements	(23,788)	(180,705)
Consolidation of formerly nonconsolidated entity	-0-	500
Proceeds from sales of real estate	30,401,052	4,562,596
Additions to property held for sale	(342,175)	-0-
Additions to developed properties and property under construction	(36,743,715)	(4,921,825)
Net cash (used in) investing activities	(5,496,801)	(801,632)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

(continued)

	2015	2014
Financing activities:

Purchase of treasury stock	$(5,198)	$(12,310)
Distributions to noncontrolling interests	(880,148)	(1,323,963)
Proceeds from:
Construction loans	21,824,319	1,178,517
Mortgages	8,766,598	495,258
Notes	40,000	-0-
Principal payments on:
Construction loans	(15,587,597)	(2,115,231)
Mortgages	(5,252,298)	(2,938,359)
Notes	-0-	-0-
Advances to related parties and affiliates, net	(483,866)	21,339
Net cash provided by (used in) financing activities	8,421,810	(4,694,749)

Net change in cash and cash equivalents	3,197,456	(1,846,071)
Cash and cash equivalents, beginning of year	6,500,885	8,346,956

Cash and equivalents, end of year	$9,698,341	$6,500,885

Cash paid during the year for interest	$9,855,616	$10,914,243
Cash paid during the year for income taxes	$158,577	$220,507

Debt refinancing in 2nd quarter:
New mortgage loan	$10,500,000	$6,200,000
Debt reduced	(7,794,014)	(6,140,370)
Net cash from refinancing in 2nd quarter	$2,705,986	$59,630

Debt refinancing in 3rd quarter:
New mortgage loan	$1,289,449	$3,029,560
Less debt paid	(1,029,833)	(2,593,932)
Net cash from refinancing in 3rd quarter	$259,616	$435,628
Debt refinancing in 4th quarter:
New mortgage loan	$17,564,600	$-0-
Less debt paid	(13,088,604)	(-0-)
Net cash from refinancing in 4thquarter	$4,475,996	$-0-

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation (the Company) was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate, all of which is considered the “Real Estate Operation” segment. The Company has a second segment “Fee for Service” in which the Company is engaged as a preferred developer for CVS and Cumberland Farms. (see Service Income to follow).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all other entities in which the Company has a controlling financial interest,. The latter includes those in which the Company has been determined to be the primary beneficiary of a variable interest entity or otherwise meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. As such, included in the consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership. The Company’s ownership percentage in these variable interest entity partnerships is nominal. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Rental Income – Rental income is recognized on a straight-line basis over the terms of the respective leases and consists of base rent and reimbursements for certain costs such as real estate taxes, utilities, insurance, common maintenance and other recoverable costs as provided in the lease agreements. There are no contingent rents. If conditions of rent are not met, certain tenants may have rights to pay percentage rent not to exceed stated rent. Currently, there are a very limited number of tenants on percentage rent.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.	Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Service Income - The Company is party to a Preferred Developer Agreement with CVS. Under this agreement, the Company’s fee for such services provided is recognized as earned when services, as outlined in the development agreement, are provided. Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2015 and 2014 were $5,276,194 and $4,514,015 respectively, which is included in service income in the consolidated statements of operations. The Company is also a party to a Preferred Developer Agreement with Cumberland Farms Inc. Fees earned during the years ended April 30, 2015 and April 30, 2014 were $1,535,000 and $675,000 respectively.

The Company also provides management and maintenance services to others. Fees for such services provided are recognized in service income as earned when services are provided.

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled. For the years ended April 30, 2015 and 2014, the Company had sales of $30,401,052 and $4,562,596, respectively. The cost of the property sold was $22,372,594 and $3,631,374 for 2015 and 2014, respectively. None of the property sold was otherwise providing ongoing cash flows to the Company.

Construction Income - The Company primarily develops real estate for its own use. However, revenues from long-term projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete. Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known. The Company provides for estimated losses on contracts in the year such losses become known. There were no long-term construction projects or revenue for the years ended April 30, 2015 and 2014.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification and development of new retail pharmacy stores for which it receives direct reimbursements from CVS. Payables for allowable costs incurred in connection with these activities but not yet funded were $12,484,551 and $14,845,000 as of April 30, 2015 and 2014 respectively, and have been included as “other payables” in the consolidated balance sheets. Related reimbursements due from CVS were $12,080,979 and $15,405,000 as of April 30, 2015 and 2014, respectively, and have been included in “other receivables” in the consolidated balance sheets.

Cash and Cash Equivalents – Restricted

Cash and cash equivalents – restricted, consist of funds received from CVS in connection with the Company’s Preferred Developer Agreement. Such amounts are to be used for the payment of costs incurred by the Company for the development and construction of CVS retail pharmacy stores. The restricted cash also includes Tenant Security Deposits held by the VIEs.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

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

The Company capitalizes labor cost for direct work by offsite staff on specific projects. In the year ended April 30, 2015, $189,223 was capitalized. For the year ended April 30, 2014 $-0- was capitalized.

Property Held for Sale

The Company classifies property as “held for sale” if management commits to sell the property to an identified buyer, the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such property, and the sale is probable within one year.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies (continued):

Deferred Expenses (concluded):

Leasing costs incurred, primarily commissions, are capitalized for signed leases. Financing costs including legal fees and other costs relating to the acquisition of debt financing are deferred. Leasing and deferred financing costs are included in deferred expenses in the accompanying consolidated balance sheets. Such costs are amortized using the straight-line method over the terms of the related leases and debt, respectively. The unamortized balance of such cost was $2,775,267 and $2,366,155 as of April 30, 2015 and 2014, respectively. Amortization expense was $382,156 and $441,346 for the years ended April 30, 2015 and 2014, respectively.

Amortization expense for the next five years is expected to be as follows:

Year Ending April 30,

2016	$330,734
2017	312,565
2018	263,875
2019	197,728
2020	125,077
Thereafter	1,545,288
Total	$2,775,267

Investment in Affiliated Entities

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (“Dover”). The Company has a 50% interest in Dover which owns a shopping center in Dover Township, NJ. The operating and financial policies of Dover are not controlled by the Company. For years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee. The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions. To 2009, losses and distributions from Dover exceeded the Company’s investment. Since then, distributions from Dover have been credited to income. The resulting carrying value of this investment of ($1,961,212) as of April 30, 2015 and ($1,911,832) as of April 30, 2014 is included in other liabilities.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 200 unit subsidized housing project in Claymont, Delaware. The Company is a non-controlling .01% limited partner in the entity. The Company’s investment is carried at cost of $100. A subsidiary of the Company is the managing agent.

The Company recorded equity in earnings of unconsolidated subsidiaries of $790,620 and $423,713 for the years ended April 30, 2015 and 2014, respectively, which includes significant distributions.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies (continued):

Fair Value Measurements

Certain assets and liabilities are presented at fair value on a recurring basis. In addition, fair values are disclosed for certain other assets and liabilities. In all cases, fair value is determined using valuation techniques based on a hierarchy of inputs. A summary of the hierarchy follows:

•	Level 1 –	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2–	Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3–	Prices or valuations that require inputs that are unobservable.

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

Level 1

Marketable Securities – Common and Preferred Stocks

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of April 30, 2015 and 2014, investments consist of equity securities, which are classified as available for sale. Investments in marketable securities are stated at fair value. Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency. Net unrealized gains of $269,975 as of April 30, 2015 and losses of $202,728 as of April 30, 2014 are included in accumulated other comprehensive (loss) income. Gains or losses on securities sold are based on the specific identification method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies (continued):

Fair Value Measurements (concluded):

Level 2

Derivative Instruments

During fiscal year 2006, the Company entered into two separate floating-to-fixed interest rate swap agreements with a bank which expire in June 2015 and July 2031. The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations. The gain/(loss) on derivatives incurred during the years ended April 30, 2015 and 2014 totaled ($104,157) and $1,245,207, respectively, and the Company has recorded a liability of $2,515,330 and $2,411,173 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2015 and 2014, respectively.

Level 3

Debt

A VIE of the Company assumed a third mortgage note with MHFA on November 1, 2006, having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. The VIE has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan was recorded at its estimated fair value on the date of acquisition. The fair value of the third mortgage note has been determined based on the fair value of the property on the acquisition date less the primary loan balances. The third mortgage note is revalued at each reporting period. As of April 30, 2015, the carrying amount of the loan was $1,828,910.

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

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies (continued):

Income Taxes (concluded):

As of April 30, 2015 and 2014, the Company has no significant uncertain income tax positions. The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense. During the years ended April 30, 2015 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year. Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants using the “treasury stock” method. There were no options outstanding at April 30, 2015 or April 30, 2014.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

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

In February 2015, the FASB issued a standard that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The changes are extensive and apply to all companies. The need to assess an entity under the different consolidation model may change previous consolidation conclusions. The standard is effective in fiscal periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The company is currently evaluating the impact of adopting this guidance.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

2.	Consolidated Variable Interest Entities (concluded):

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

The assets at April 30, 2015 and 2014 of the consolidated VIEs (Rockland and Clarendon) that can be used only to settle their obligations and the liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets as follows:

	April 30,
	2015	2014

Real estate and equipment, net	$65,746,701	$66,786,598
Other assets	11,041,856	7,060,316
Total assets	76,788,557	73,846,914

Intercompany profit elimination	(2,974,130)	(3,085,303)
Consolidated	$73,814,427	$70,761,611

Mortgages and other notes payable	$59,069,569	$55,134,554
Other liabilities	4,644,325	3,961,024
Total liabilities	$63,713,894	$59,095,578

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon. Combined revenues for Rockland and Clarendon were $11,121,786 for the year ended April 30, 2015 and $11,160,723 for the year ended April 30, 2014. The combined net loss for Rockland and Clarendon was $1,764,208 for the year ended April 30, 2015 and $1,920,508 for the year ended April 30, 2014. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

Trolley Barn’s only asset is approximately seven acres of land in Cranston, RI.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

3.	Construction Loans, Mortgages and Notes Payable:

Information about the Company’s debt follows:

	2015	2014

Construction loans and mortgages payable with interest rates ranging from zero to 7.25% at April 30, 2015 and 2014 and maturities at various dates through 2056.	$202,060,243	$197,624,644

Notes payable with interest rates ranging from zero to 4.40% at April 30, 2015 and 2014 and maturities ranging from 2025 to 2050.	1,744,697	1,704,697

	$203,804,940	$199,329,341

As of April 30, 2015 and 2014, $57,624 and $-0- of interest was capitalized.

Aggregate principal payments due on the above debt for each of the years succeeding April 30, 2015 are as follows:

Year Ending April 30,

2016	$53,358,567
2017	2,125,168
2018	19,508,452
2019	1,343,561
2020	2,569,711
Thereafter	124,899,481
$203,804,940

Substantially all real estate owned is pledged as collateral for construction and mortgage loans.

Refinancings

On August 15, 2014, the Company refinanced the mortgage on its shopping center in West Springfield, MA in the amount of $10,500,000. A prior mortgage with a remaining balance of $7,815,897 with an interest rate of 5.52% was paid from the proceeds. The new mortgage has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only for the first two years. Transaction costs of $110,000 will be amortized over the life of the loan.

On December 18, 2014, the Company refinanced two mortgages on Rockland in the amount of $1,289,449. The two prior mortgages with a combined remaining balance of $1,029,833 and interest rates of 7.937% and 11.0% were paid from the proceeds. The two new mortgages both have an interest rate of 3.0% and have maturity dates of December 1, 2016 and March 1, 2018. Transaction costs of $108,111 will be amortized over the life of the loans.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

3.	Construction Loans, Mortgages and Notes Payable (concluded):

On February 23, 2015, the Company refinanced a mortgage on Clarendon in the amount of $17,564,600. A prior mortgage with a remaining balance of $13,045,612 with an interest rate of 5.59% was paid from the proceeds. The new mortgage has an interest rate of 3.75%, calls for monthly payments of $85,088, and has a maturity date of November 1, 2042. Transaction costs of $312,413 will be amortized over the life of the loan.

4.	Public Infrastructure Reimbursements and Other Incentives:

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, Texas, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations. In connection with the agreement, the Company received reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives.

Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg and reduction of the cost of the shopping center of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company. The reimbursement was payable solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center. The Company received the final $1,788,467 in reimbursements of eligible public infrastructure costs in the year ended April 30, 2015. There is no remaining receivable at April 30, 2015.

Other Cash Incentives

In connection with the agreements, the Company also received contributions from the Edinburg Economic Development Corporation (“EEDC”) of up to $4,000,000 as its .5% share of sales tax revenue generated from the shopping center. Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other non-operating income when received. The Company received $2,391,850 and $422,793 from the EEDC for the years ended April 30, 2015 and 2014, respectively. The Company does not expect any more income from this agreement.

5.	Pledge of Stock in Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the Chairman of the Company. To some degree, the Company has recently been able to obtain financing without a guarantee, but generally guarantees continue to be a necessary component to most construction loans. In the past, the Company has provided pledges of the stock of its subsidiaries to the Chairman of the Company as protection from personal losses due to his guarantees. These pledges are expected to stay in place until the guarantees are eliminated.

The Chairman of the Company has guaranteed the following outstanding amounts at April 30, 2015:

Loan for Career Education building - 5% of loan balance outstanding	$471,395
Construction loan – Edinburg, Texas	$47,937,969
Mortgage loan – Edinburg, Texas	$1,313,162
Mortgage loan – North Adams, Massachusetts	$7,260,000

In the event that the Chairman is called upon to pay on any of the above guarantees, the Company would become liable to him.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

6.	Related Party Transactions:

Amounts included in revenue resulting from transactions with Journal Publishing Inc., a company which is owned by the President of the Company and his wife are as follows:

	2015	2014

Service Fees	$-0-	$18,440
Total	$-0-	$18,440

Included in amounts due from related parties and affiliates is $157,288 and $157,288 at April 30, 2015 and 2014 relating to funds borrowed from Hartford Lubbock Limited Partnership by Green Manor Corp., which owns Journal Publishing and owns 98.01% of Hartford Lubbock Limited Partnership. These funds were borrowed some years ago (prior to consolidation).

Included in amounts due from related parties and affiliates is $500,000 and $-0- at April 30, 2015 and 2014 relating to funds provided to Cranston Brewery LLC by CP Associates, LLC, a 50% owned subsidiary of the Company. Cranston Brewery LLC owns the other 50% of CP Associates, LLC.

Included in amounts due to related parties and affiliates is $486,840 and $471,036 payable to Cranston Brewery LLC at April 30, 2015 and 2014, respectively. Cranston Brewery LLC is an affiliate but not owned by the Company. The amount due represents its funding of operations of Trolley Barn Associates (50%). The Company’s advances to Trolley Barn Associates were eliminated in consolidation.

7.	Stock Option Plan:

On February 11, 2004, the Company adopted a stock option plan providing for the grant of up to 1,000,000 shares. The Company granted options to purchase an aggregate of 250,000 shares to five employees, two of whom are directors. The options, which had a two year vesting period, were granted at $1.10 per share. The right to exercise the options expired February 11, 2014. The options included a “put option” that required the Company to purchase the exercised shares for $1.30 in excess of the grant price. The cost of the deferred stock compensation was $325,000, which has been expensed fully in prior periods. On February 10, 2011, the put options expiration date was extended to February 11, 2014. On February 11, 2014, all options were unexercised and expired unused.

During the years ended April 30, 2015 and 2014, no options were granted or exercised.

8.	Employee Retirement Plan:

The Company has adopted a SIMPLE IRA. Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate. Participants are eligible to defer earnings to the extent of IRS regulations. The Company matches up to 3% of each participating employee’s annual salary. Pension expense was $81,650 and $70,729 for the years ended April 30, 2015 and 2014, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

9.	Impairment Loss / Gain on Forgiveness of Debt:

During the year ended April 30, 2015, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC, signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams would be reduced from $12,575,423 to $7,260,000. As of the date hereof the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender resulting in a gain in the amount of $5,315,423 during the year ended April 30, 2015. During the year ended April 30, 2014, the Company previously recorded an impairment loss of $4,027,573 on this property. This impairment reflected the continuing overall economic decline in the geographical area and retail industry that thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center.

10.	Income Taxes:

The provision (benefit) for income taxes consists of:

	2015	2014

Current Federal income taxes	$201,000	$10,337
Current State income taxes	390,826	38,535
Deferred Federal income taxes	(2,442,776)	-0-
Deferred State income taxes	(359,231)	-0-
	$(2,210,181)	$48,872

The components of the net deferred income tax asset follow:

Tax effect of net operating loss carry-forwards	$716,382	$5,051,000
Basis in fixed assets	2,085,304	-0-
Other	321	-0-
Subtotal	2,802,007	5,051,000
Less: Valuation allowance	-0-	(5,051,000)
	$2,802,007	$-0-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2015	2014

Federal statutory rate (34%)	$4,978,761	$(1,733,000)
Nondeductible loss on impairment	-0-	1,369,000
State tax – net of Federal effect	390,826	38,535
Change in valuation allowance on deferred tax assets	(5,051,000)	142,000
Losses attributable to noncontrolling interests	(309,057)	163,000
True-up of deferred income taxes	(1,818,246)	-0-
Change in tax rates	(359,232)	-0-
Other	(42,233)	69,337
Provision (benefit) for income taxes	$(2,210,181)	$48,872

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

11.	Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2038.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2015 are as follows:

Year Ending April 30,

2016	$13,384,896
2017	12,882,570
2018	11,704,826
2019	10,377,365
2020	7,574,922
Thereafter	34,494,146
Total	$90,418,725

12.	Investments in Affiliates:

Summarized financial and other information for the Company’s investment in Dover Parkade LLC (Dover) follows:

Dover – New Jersey:

As of and for the years ended April 30,

Company ownership – 50%

	2015	2014

Assets	$13,043,212	$13,370,323
Liabilities	20,077,119	18,530,850
Members’ deficit	(7,033,907)	(5,160,527)
Revenue	2,693,358	2,601,195
Operating expenses	2,089,284	1,305,066
Non-operating expense, net	(797,452)	(723,702)
Net (loss) income	(193,378)	572,427

Dover’s major tenant is Stop & Shop, which provided 50% and 55% of the total revenue in both 2015 and 2014 under a lease that expires June 30, 2026.

13.	Concentrations of Credit Risk:

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts, notes and other receivables.

The Company places its cash deposits, including investments in certificates of deposit, with various financial institutions. Bank deposits may be in excess of current Federal depository insurance limits.

The Company has one customer which accounts for more than 10% of the Company’s revenue in both 2015 and 2014.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

13.	Concentrations of Credit Risk (concluded):

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores. Based on historical experience and other information, no allowance for doubtful accounts related to these receivables is considered necessary by management as of April 30, 2015 or 2014.

14.	Segment Information:

The factors used by the Company to identify reportable segments include differences in products and services and segregated operations within the Company. The first segment, “Real Estate Operations” participates in the purchase, development, management, ownership and the sale of real estate. Within its second segment, “Fee for Service”, the Company provides preferred developer services to CVS and Cumberland Farms Inc. in certain geographic areas. Summary financial information for the two reportable segments is as follows:

	2015	2014
Revenues:
Real Estate Operations	$62,728,465	$35,870,308
Fee for Service	6,811,194	5,189,015
TOTAL	$69,539,659	$41,059,323

Operating Cost and Expense:
Real Estate Operations	$42,925,260	$24,021,523
Fee for Service	4,445,780	4,177,335
Administrative Expenses	6,773,993	5,374,666
TOTAL	$54,145,033	$33,573,524

All costs after administrative expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $530,611 in 2015 and $350,817 in 2014 and receivables of $12,080,979 in 2015 and $15,054,000 in 2014.

15.	Deferred Compensation Plan:

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six key employees an annual payment of $21,667 each for three years. All of the six employees have satisfied the vesting requirement and will receive the first payment on August 15, 2015. The total expense recorded for this bonus was $390,000.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

16.	Subsequent Events:

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000. The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store. That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant. Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender. The Company will recognize a gain since the mortgage was non-recourse and was in excess of the book value. Pre-tax income for this shopping center was $53,003 and $16,991 for the years ended April 30, 2015 and 2014, respectively.

Cranston, RI – Refinance: On May 28, 2015, the Company refinanced the mortgage on their shopping center in Cranston, RI in the amount of $33,500,000. A prior mortgage with a remaining balance of $30,235,368 with an interest rate of 5.603% was paid from the proceeds. The new mortgage has a variable interest rate of 30 day LIBOR plus 1.90% and calls for 119 monthly principal payments of $57,279 (along with interest) and one final lump-sum payment of $26,683,779 in May 2025. Simultaneously, the Company entered into a floating-to-fixed interest rate swap agreement with the bank fixing the interest rate at 4.15%.

Pearland, TX – Land Sale: On May 28, 2015, the Company sold a parcel of land in Pearland, TX for $1,104,161.

New Orleans, LA – Land Purchase: On May 29, 2015, the Company purchased a parcel of land in New Orleans, LA, for $7,999,901 including closing costs. The Company plans to subdivide this lot and oversee construction of a shopping plaza with the goal of either leasing or selling these parcels shortly after construction is completed. This purchase was financed with advances from new promissory notes of $4,383,502 and working capital of $3,616,399. Key terms of the construction loans, which in total amount to $13,210,000, are as follows:

	Note #1	Note #2
Note Amount:	$7,436,645	$5,773,355
Initial Term Maturity Date:	April 28, 2016	May 28, 2017

Interest Rate:	Lesser of a) thirty day LIBOR plus applicable margin (3.50% prior to subdivision of land, 2.50% after) or b) highest lawful rate, as defined.	Lesser of a) thirty day LIBOR plus applicable margin (3.50% prior to subdivision of land, 2.75% after) or b) highest lawful rate, as defined.

Renewal Option:	Initial Term Maturity Date shall by renewed and extended at borrower’s option to November 28, 2016 if agreed-upon conditions are met.	Initial Term Maturity Date shall by renewed and extended at borrower’s option to May 28, 2018 and again until May 28, 2019 if agreed-upon conditions are met.

CP Associates – Refinance: On June 9, 2015, the Company refinanced a mortgage on their Career Education building in Cranston, RI in the amount of $5,500,000. A prior mortgage with a remaining balance of $9,442,011 with an interest rate of 1.10% plus 30 day LIBOR (fixed at an effective interest rate of 6.11% through a floating-to-fixed interest rate swap agreement that was also retired) was paid from the proceeds and cash on-hand. The new mortgage has a fixed interest rate of 3.00% through November 8, 2018, after which it adjusts to be a variable rate equal to 2.50% plus 30 day LIBOR. Principal payments of $250,000 are due quarterly, with interest payable monthly. The final payment is due on June 9, 2020, if not sooner paid (there is no prepayment penalty).

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)         Identification of Directors

 The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:

Name	Age	Period of Service
Neil H. Ellis	87	1966 – Present
David B. Harding	70	1998 – Present
Jeff Carlson	60	2015 – Present
John Toic	43	2015 – Present
William Connolly	66	2015 – Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

The directors of the Company are each elected to one-year terms.  The term of each director and officer expires when his successor is elected and qualified.

Note that Stuart I. Greenwald was a director from 1980 through June 10, 2015, the date of his passing.  Mr. Greenwald was also the Treasurer and Secretary of the Company up through that date.

(b)        Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

John Toic	43	President	2015 – Present
Neil H. Ellis	87	Chairman of the Board	1966 – Present
Jeff Carlson	60	Secretary	2015
Eric J. Harrington	45	Treasurer	2015
David B. Harding	70	Vice President	1998 – Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

Note that Stuart I. Greenwald was Treasurer / Secretary from 1980 through June 10, 2015, the date of his passing.  Mr. Carlson and Mr. Harrington were appointed to be the Secretary and Treasurer, respectively, on June 15, 2015.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued):

(c)	Identification of Certain Significant Employees

Name	Age	Position	Period of Service
N/A

(d)	Family Relationships
There are no family relationships among any directors or executive officers.
(e)	Business Experience
1.	Following is a brief description of the background of each director or executive officer:

Mr. Ellis served as President and as a director of the Company since 1966 until 2015, at which time he resigned as President and was elected Chairman of the Board.  He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.) owned by him and his wife.

Mr. Harrington was appointed the role of Treasurer on June 15, 2015.  Mr. Harrington was hired in January 2015 as the Manager of Accounting; he will now serve as the Treasurer and as the principal financial officer of the Company.  Mr. Harrington has been a CPA since 1995; he holds a B.S. in Business Administration, 1991, from Western New England College.  His recent prior business experience has been:  Director of Accounting at FM Facility Maintenance from 2012 to January, 2015; United Technologies from 2005 through 2012 in various manager of accounting and controller positions at several of its subsidiaries; Gerber Scientific 1995 through 2005 in various manager of accounting and controller positions; and at Price Waterhouse from 1991 through 1995 as an accountant.

Mr. Harding has served as Vice President and as a director of the Company since 1998.  Additionally, he was the President or Vice President of Richmond Realty, LLC (“Richmond”) a real estate management company owned by him and his wife from January 1996 until it was dissolved.  Prior to 1998, he had worked for the Company in the finance area for three years.  In the past, Richmond had managed certain properties of the Company.

Mr. Toic was elected President of the Company in January 2015.  Previously, he served as Vice President of Municipal Affairs and CVS Development at the Company since 2005.  He was elected as a director in 2015.

Mr. Carlson was appointed to be Secretary of the Company on June 15, 2015.  Mr. Carlson has been serving as General Counsel since 2000, and has been counsel to the Company since 1981; he was admitted to the practice law in the State of Connecticut in 1981.  Mr. Carlson holds a B.A. from Fairfield University, and a law degree from Southwestern University School of Law.

Mr. Connolly has been the Managing Partner of Connolly and Partners, LLC since 2005.  He has been involved in the management development and redevelopment of real estate since 1972.  He was elected as a director in 2015.

2.	Directorships:
No directors hold any other directorships, except directorships in subsidiaries of the Company and the aforementioned Green Manor Corporation.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (concluded):
(f)	Involvement in Certain Legal Proceedings:
No director or executive officer has been involved in any material legal proceedings required to be disclosed under item 401(f) of Regulation S-K promulgated by the Commission.

(g)	Promoter and Control Persons:

Not applicable.

(h)	Audit Committee Financial Expert:

The Company does not have an audit committee and does not have a committee charter because it does not have any independent members on its Board of Directors.  Instead, its entire Board of Directors attempts to fulfill the functions of an audit committee. From time to time, the Board of Directors will seek guidance from outside independent consultants. Mr. Ellis, Mr. Harding, Mr. Toic, and Mr. Carlson are members of the Company’s management and Mr. Connolly is an employee of the Company. In addition, Mr. Ellis has various business relationships with the Company described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  The Company does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

(i)	Section 16 (a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 and 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2015, all directors, executive officers and 10% shareholders of the Company have not had to file any reports under Section 16(a) of the Exchange Act.

(j)	Code of Ethics

The Company’s Code of Ethics, applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, was included in the second quarter 10-Q filed on December 19, 2005.  The Company will provide any person, without charge, a copy of any portion of the Code of Ethics upon request directed to the Treasurer of the Company.

ITEM 11.         EXECUTIVE COMPENSATION

(a)   Summary Compensation Table

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis, Chairman, (President prior to January 26, 2015)	2015	$400,875	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$400,875
	2014	$331,963	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$331,963
Stuart I. Greenwald[1] Director, Treasurer and Secretary (through June 10, 2015)	2015	$176,000	$-0-	$-0-	$-0-	$-0-	$65,000	Simple IRA $5,280	$246,280
	2014	$171,016	$-0-	$-0-	$-0-	$-0-	$-0-	$5,130	$176,146
David B. Harding, Director and Vice President	2015	$201,960	$-0-	$-0-	$-0-	$-0-	$65,000	Simple IRA $6,059	$273,019
	2014	$196,441	$-0-	$-0-	$-0-	$-0-	$-0-	$5,893	$202,334
John Toic, President (effective January 26, 2015)	2015	$105,019	$242,500	$-0-	$-0-	$-0-	$65,000	Simple IRA $3,150	$415,669
	2014	$105,019	$216,000	$-0-	$-0-	$-0-	$-0-	$3,150	$324,169
Jeff Carlson, General Counsel	2015	$157,218	$-0-	$-0-	$-0-	$-0-	$65,000	Simple IRA $4,717	$226,935
	2014	$150,010	$43,000	$-0-	$-0-	$-0-	$-0-	$4,500	$197,510
William Connolly, Managing Director of Connolly and Partners, LLC	2015	$149,988	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA $4,500	$154,488
	2014	$149,988	$-0-	$-0-	$-0-	$-0-	$-0-	$4,500	$154,488

ITEM 11.	EXECUTIVE COMPENSATION (continued):

Footnote 1: Compensation totaling $81,231 will be paid to the estate of Stuart I. Greenwald from June 11, 2015 through the end of calendar year 2015 as a post-employment Board-approved death benefit for Mr. Greenwald’s loyalty and long-term service to the Company.

Directors Compensation

Directors have not received any compensation for serving on the Board since each of the directors is either an officer or employee of the Company and, therefore, not independent.
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

(c)	No Compensation Committee

The Company does not have a compensation committee and does not have a committee charter because it does not have independent members on its board of directors.  Instead its entire Board of Directors attempts to fulfill the functions of a compensation committee.  From time to time, the Board of Directors may seek guidance from outside independent consultants.  Mr. Ellis, Mr. Harding, Mr. Toic, and Mr. Carlson are members of the Company’s management and Mr. Connolly is an employee of the Company.  In addition, Mr. Ellis has various business relationships with the Company described under “Certain Relationships and Related Transactions”, in Item 13.

(d)	Benefits and Perquisites
Medical

All employees, including executive officers, working over 30 hours a week are entitled to Company paid medical insurance of which the employee pays, family $73 a week, employee and spouse $52 a week and employee $27 a week.

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

ITEM 11.	EXECUTIVE COMPENSATION (concluded):
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

To assist management of the Company in carrying out its responsibilities and to improve job performance, the Company provides its executive officers with automobiles.  The Company cannot specifically or precisely ascertain the amount of personal benefit, if any, derived by those officers from such automobiles.  However, after reasonable inquiry, the Company has concluded that the amount of any such benefit is immaterial and does not in any event exceed $10,000 to any officer.  No provision had therefore been made for any such benefit.  All of the above mentioned officers are provided automobiles with the exception of Mr. Carlson.

(f)	Deferred Compensation Plan

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six employees an annual payment of $21,667 each for three years.  Included in these six employees are Mr. Greenwald, Mr. Harding, Mr. Toic, and Mr. Carlson.  All of the six employees have satisfied the vesting requirement and will receive the first payment on August 15, 2015.  The total expense recorded for this bonus was $390,000, of which $195,000 related to the three named executives.

On March 6, 2014, the Company adopted a Deferred Bonus Plan for Mr. Harding agreeing to pay him 7% of the amount of any remaining Operating Reserve held at Clarendon, as defined, payable to the Company upon approved distribution of the Operating Reserve upon termination of the Partnership Agreement.  There has been no expense recognized as of April 30, 2015 as the event needed to trigger this payment has not yet occurred.

(g)	Bonuses

Mr. Toic has an agreement to receive a $7,500 bonus on each CVS / Cumberland Farms fee for service closing, with a minimum of $175,000 for any calendar year.  During fiscal years 2015 and 2014, Mr. Toic received bonuses of $217,500 and $187,500, respectively, under this agreement.  In addition, in fiscal year 2015 Mr. Toic received a $25,000 bonus for his work on the sale of a parcel of land in Huntsville, TX and in fiscal year 2014 he received a $25,000 bonus for his work on the purchase and sale of a parcel of land in Humble, TX and $3,500 for work performed on a specific fee for service job in Pharr, TX.

In 2014, Mr. Carlson received $43,000 of bonuses related to various real estate transactions.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

(a)        Security Ownership of Certain Beneficial Owners:

The following table sets forth information as of the date hereof, based upon beneficial owner reported filings with the SEC, with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common Stock	Neil H. Ellis	1,355,326 (1)	56.2%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	John Filippelli	320,258 (2)	13.3%
	85 Pawling Lake
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	8.3%
	231 Atlantic Street
	Keyport, NJ 07735-2044

(1)	Includes 417,183 shares owned by a corporation, which is wholly owned by Mr. & Mrs. Ellis; 18,593 shares owned beneficially and of record by Mr. Ellis’ wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership. Excludes 14,250 shares held as trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(2)	Included in Mr. Filippelli’s shares are 128,573 shares over which he has Shared Dispositive Power and 3,652 owned by Mr. Filippelli’s wife.

(b)        Security Ownership of Directors and Executive Officers:

The following sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common	Neil H. Ellis	1,355,326	56.2%
	43 Butternut Road
	Manchester, CT 06040

Common	All Directors and Officers	1,355,326	56.2%
	As a Group (6 in number)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (concluded):
(c)	Changes in Control
The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.
(d)	Equity Compensation Plan Information
None.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

(a)

Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a 1.99% Interest in Hartford Lubbock Parkade LP, a partnership, which owns a shopping center in Lubbock, Texas.  Lubbock Parkade Inc., a wholly owned subsidiary of Journal Publishing Inc. owns 98.01% of the Partnership.  Journal Publishing Inc. is owned by Neil H. Ellis, the Chairman of First Hartford Corporation, and his wife Elizabeth, through their ownership of Green Manor Inc. which owns Journal Publishing Inc. First Hartford Realty Corporation manages the Property and receives a 4% management fee, which is the industry norm for a shopping center.

For the years ended April 30, 2015 and 2014, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:
		2015	2014
	Management Fee (at 4%)	$66,473	$61,407
	Miscellaneous Service	-0-	11,666

For the years ended April 30, 2015 and 2014, Parkade Center Inc. received distributions of $5,057 and $4,410, respectively. For the years ended April 30, 2015 and 2014, Lubbock Parkade Inc. received distributions of $343,048 and $216,595, respectively, from Hartford Lubbock LP.

(b)	Certain Business Relationships:
Refer to (a) above.
(c)	Indebtedness of Management:
There is none.
(d)	Transactions with Promoters:
There is none.
(e)	Director Independence:

Neil H. Ellis, David B. Harding, Jeff Carlson, William Connolly, and John Toic are all executives and/or employees of the Company and by definition are not independent.  The Company does not have any directors that meet the independence standards for audit, nominating or compensation committee.

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system, which exchanges and systems require that a majority of the Board of Directors be independent.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 2, 2012, the Company engaged BDO USA as our auditor for the fiscal year ended April 30, 2013.  On December 2, 2013, the Company terminated the relationship with BDO USA.  The Company paid BDO approximately $60,000 for audit fees of three related companies and approximately $255,000 for the unfinished Company audit.

On December 5, 2013, the Company engaged Mahoney Sabol & Company, LLP to audit 2013 and 2012.  This agreement has been renewed for 2014 and 2015.

The 2015 and 2014 amounts in the table below represent expenses for Mahoney Sabol & Company, LLP.

		2015	2014
	Audit Fees (1)	$115,500	$115,500
	Audit Related Fees	-0-	-0-
	Tax Fees	-0-	-0-
	All Other Fees (2)	-0-	2,200

(1)   Includes fees for the audit of the Company’s annual financial statements included in its Annual Report on Form 10-K, and Form 10-Q’s filed Quarterly.

(2)   Includes fees for research.

Due to the fact that the Company does not have a formal audit committee, the Board of Directors has:

(a)        Reviewed and discussed the Company’s audited financial statements with the independent auditors;

(b)        Discussed with the independent auditors the matters required to be discussed by professional standards;

(c)        Reviewed and discussed the independence of the auditors and received a written disclosure from the audit firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Neil H. Ellis

David B. Harding

William Connolly

John Toic

Jeff Carlson

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES		Pages

(a)	(1)	The following items are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm -	19

		Financial Statements:

		Consolidated Balance Sheets – April 30, 2015 and 2014	20-21

		Consolidated Statements of Operations for the Years
		Ended April 30, 2015 and 2014	22

		Consolidated Statements of Comprehensive Income (Loss) for the Years
		Ended April, 30, 2015 and 2014	23

		Consolidated Statements of Changes in Deficiency
		for the Years Ended April 30, 2015 and 2014	24

		Consolidated Statements of Cash Flows for the Years
		Ended April 30, 2015 and 2014	25-26

		Notes to Consolidated Financial Statements	27-42

	(2)	Financial statement schedules
		All financial statement schedules are omitted because they are not required.
(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

		Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of
		Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):
(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant.

		Name of Subsidiary	State in which Incorporated

		First Hartford Realty Corporation	Delaware

		Lead Tech, Inc.	Connecticut

		Parkade Center, Inc.	Texas

		Plainfield Parkade, Inc.	Connecticut

		Putnam Parkade, Inc.	Connecticut

		EH&N Construction Company	Delaware

		Dover Parkade, LLC	Delaware

		DE 150 Corp.	Delaware

		Brewery Parkade, Inc.	Rhode Island

		Cranston Parkade, LLC	Rhode Island

		Tri-City Plaza, Inc.	Delaware

		1150 Union Street Corp.	Massachusetts

		CP Associates, LLC	Rhode Island

		Trolley Barn Associates, LLC	Rhode Island

		Main Street NA Parkade, LLC	Connecticut

		Connolly & Partners, LLC	Massachusetts

		Cranston/BVT Associates Limited Partnership	Rhode Island

		FHRC Management Corp.	Delaware

		The Shoppes at Rio Grande Valley, LP	Texas

		Rockland Place Apartments, LLC	Massachusetts

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):
(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):

		Name of Subsidiary	State in which Incorporated

		Rockland Place Developers, LLC	Massachusetts

		Rockland Place Apartments, LP	Massachusetts

		Independence Park Asset Management Co., LLC	Delaware

		EH&NU Inc.	Massachusetts

		First BTS, LLC	Texas

		First BTS Claiborne, LLC	Louisiana

		First GL Conroe, LLC	Texas

		First BTS Avondale, LLC	Louisiana

		First BTS Austin, LLC	Texas

		First GL Buda, LLC	Texas

		First BTS Stanhope, LLC	New Jersey

		First BTS N Carrollton LLC	Louisiana

		First BTS Mid-City, LLC	Louisiana

		First BTS Vernon, LLC	New Jersey

		SATIS Corporation	Connecticut

		First Hartford Rio Grande Valley, Inc.	Texas

		Del Valle Parkade, LLC	Texas

		EPFH, LLC	Texas

		Clarendon Hill Somerville Limited Partnership	Massachusetts

		Clarendon Developer, LLC	Massachusetts

		Clarendon Hill Somerville, LLC	Massachusetts

		LTI Environmental Services, Inc.	Massachusetts

		Steeple City Cinemas, Inc.	Massachusetts
54

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):

		Name of Subsidiary	State in which Incorporated

		Steeple City Liquors, Inc.	Massachusetts

		Hartford Lubbock Limited Partnership	Texas

		Hartford Lubbock Limited Partnership II	Texas

		B’nai B’rith Claymont LP	Delaware

(31.1) Exhibit 31.1

(31.2) Exhibit 31.2

(32.1) Exhibit 32.1

(b)		Other Financial Statements

None.
55

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

Dated:  August 4, 2015

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 4, 2015	/s/ Neil H. Ellis
Neil H. Ellis
Chief Executive Officer,
Chairman of the Board
(Principal Executive Officer)

August 4, 2015	/s/Eric J. Harrington
Eric J. Harrington
Chief Financial Officer
Treasurer
(Principal Financial and Accounting Officer)

 56