Form 10-Q
period 2015-07-31
FIRST HARTFORD CORP
filed 2015-09-29
CIK 36369

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015.

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

2,409,840 as of September 29, 2015

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	July 31, 2015	April 30, 2015

Real estate and equipment:
Developed properties and property under construction (including $72,874,272 in July and $72,621,441 in April for VIEs)	$213,950,949	$211,318,882
Equipment and tenant improvements (including $2,358,162 in July and $2,353,355 in April for VIEs)	3,664,340	3,663,080
	217,615,289	214,981,962

Less accumulated depreciation and amortization (including $12,293,712 in July and $11,786,480 in April for VIEs)	38,736,893	39,149,517
	178,878,396	175,832,445

Property held for sale	7,411,714	342,175
Cash and cash equivalents (including $1,504,672 in July and $1,067,182 in April for VIEs)	6,927,574	9,698,341

Cash and cash equivalents – restricted (including $411,444 in July and $418,110 in April for VIEs)	1,518,410	948,721

Marketable securities (including $1,774,428 in July and $2,029,684 in April for VIEs)	1,774,428	3,964,398

Accounts and notes receivable, less allowance for doubtful accounts of $689,154 as of July 31, 2015 and $694,849 as of April 30, 2015 (including $983,087 in July and $687,468 in April for VIEs)	4,964,537	4,848,217

Other receivables	6,189,973	12,080,979

Deposits and escrows (including $5,070,609 in July and $5,125,568 in April for VIEs)	9,176,572	9,671,401

Prepaid expenses (including $427,994 in July and $275,419 in April for VIEs)	1,521,601	1,184,170

Deferred expenses (including $1,397,428 in July and $1,420,572 in April for VIEs)	4,707,459	6,004,980

Investments in affiliates	100	100

Due from related parties and affiliates	164,909	664,909

Deferred tax asset	2,835,436	2,802,007

Total assets	$226,071,109	$228,042,843

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	July 31, 2015	April 30, 2015
Liabilities:
Mortgages and notes payable:
Construction loans payable	$61,700,222	$55,553,207
Mortgages payable (including $57,171,752 in July and $57,364,872 in April for VIEs)	142,051,910	146,507,036
Notes payable (including $1,704,697 in July and $1,704,697 in April for VIEs)	1,744,697	1,744,697
	205,496,829	203,804,940

Accounts payable (including $1,192,037 in July and $1,224,988 in April for VIEs)	4,497,434	3,399,900
Other payables	7,386,813	13,588,295
Accrued liabilities (including $3,805,534 in July and $3,178,121 in April for VIEs)	6,190,564	5,852,198
Accrued cost of derivatives	2,036,460	2,515,330
Deferred income (including $239,556 in July and $241,216 in April for VIEs)	641,420	546,313
Other liabilities	1,888,790	1,961,212
Due to related parties and affiliates (including $419,349 in July and $415,018 in April for VIEs)	491,201	486,951
	228,629,511	232,155,139

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,409,840 shares as of July 31, 2015 and April 30, 2015	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(7,969,025)	(10,368,421)
Accumulated other comprehensive income	98,590	95,815
Treasury stock, at cost, 888,769 shares as of July 31, 2015 and April 30, 2015	(4,970,082)	(4,970,082)
Total First Hartford Corporation	(4,342,980)	(6,745,151)
Noncontrolling interests	1,784,578	2,632,855

Total shareholders’ equity (deficiency)	(2,558,402)	(4,112,296)

Total liabilities and shareholders’ equity (deficiency)	$226,071,109	$228,042,843

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014
Operating revenues:
Rental income	$7,418,559	$7,587,625
Service income	1,632,036	2,121,557
Sales of real estate	1,104,160	-0-
Other income	894,674	618,066
	11,049,429	10,327,248

Operating costs and expenses:
Rental expenses	5,052,987	5,201,961
Service expenses	1,426,594	1,096,280
Cost of real estate sales	936,212	-0-
Selling, general and administrative expenses	1,915,531	1,340,364
	9,331,324	7,638,605

Income from operations	1,718,105	2,688,643

Non-operating income (expense):
Interest expense	(2,395,977)	(2,502,915)
Gain on voluntary foreclosure	2,649,850	-0-
Other income	106,705	152,998
Gain (loss) on derivatives	441,139	(47,240)
Equity in earnings of unconsolidated subsidiaries	162,422	283,889
	964,139	(2,113,268)

Income before income taxes	2,682,244	575,375

Income taxes	39,885	61,937

Consolidated net income	2,642,359	513,438

Net (income) loss attributable to noncontrolling interests	(242,963)	269,872

Net income attributable to First Hartford Corporation	$2,399,396	$783,310

Net income per share – basic	$1.00	$0.32

Net income per share – diluted	$1.00	$0.32

Shares used in basic per share computation	2,409,840	2,412,002

Shares used in diluted per share computation	2,409,840	2,412,002

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014
Consolidated net income	$2,642,359	$513,438

Other comprehensive income, net of income taxes:
Unrealized gain (loss) on marketable securities	(3,848)	118,006

Total comprehensive income	2,638,511	631,444

Amounts attributable to noncontrolling interests:
Net loss (income)	(242,963)	269,872
Unrealized (gain) loss on marketable securities	(6,623)	(72,368)

	(249,586)	197,504

Comprehensive income attributable to First Hartford Corporation	$2,388,925	$828,948

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014
Operating activities:

Consolidated net income	$2,642,359	$513,438

Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $90,000 in 2015 and $600,000 in 2014	(72,422)	316,112
Gain on voluntary foreclosure	(2,649,850)	-0-
Gain on sale of property	(167,948)	-0-
Depreciation	1,208,363	1,275,295
Amortization	91,979	100,035
Deferred income taxes	(33,429)	-0-

Changes in operating assets and liabilities:
Accounts, notes and other receivables	5,759,922	5,064,417
Deposits and escrows	301,512	35,116
Prepaid expenses	(343,373)	(196,129)
Deferred expenses	1,200,633	(84,797)
Cash and cash equivalents – restricted	(569,689)	169,179
Accrued liabilities	338,366	(141,557)
Accrued cost of derivatives	(478,870)	47,240
Deferred income	133,124	(321,259)
Accounts and other payables	(5,103,948)	(3,767,851)

Net cash provided by operating activities	2,256,729	3,009,239

Investing activities:
Investments in marketable securities	(1,977,342)	(114,095)
Proceeds from sale of marketable securities	4,163,462	-0-
Purchase of equipment and tenant improvements	(1,260)	(11,462)
Proceeds from sale of real estate	1,104,160	-0-
Property under construction – held for sale	(387,363)	-0-
Additions to developed properties and properties under construction	(13,605,447)	(6,795,541)

Net cash used in investing activities	(10,703,790)	(6,921,098)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014
Financing activities:
Distributions to noncontrolling interests	$(1,084,615)	$(622,420)

Proceeds from:
Construction loans payable	6,147,015	4,696,958
Mortgage loans payable	1,312,500	-0-
Notes payable	-0-	-0-
Principal payments on:
Construction loans payable	-0-	-0-
Mortgage loans payable	(1,202,856)	(713,085)
Notes payable	-0-	-0-
Repayments from related parties and affiliates, net	504,250	3,259

Net cash provided by financing activities	5,676,294	3,364,712

Net change in cash and cash equivalents	(2,770,767)	(547,147)

Cash and cash equivalents, beginning of period	9,698,341	6,500,885

Cash and cash equivalents, end of period	$6,927,574	$5,953,738

Cash paid during the period for interest	$2,140,339	$2,537,560

Cash paid during the period for income taxes	$467,013	$112,313

Debt refinancing in 1st quarter: New mortgage loans	$39,000,000	$-0-
Debt reduced	(39,723,828)	(-0-)
Net cash from refinancing in 1st quarter	$(723,828)	$-0-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board Accounting Standards Codification.  As such, included in the unaudited condensed consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership.  The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2015 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2015.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Currently, there are no Accounting Standards Updates (ASUs) that the Company is required to adopt which are likely to have a material effect on its financial statements. For further discussions on Accounting Standard Updates, refer to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2015.

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

There were no common stock equivalents outstanding at July 31, 2015 or July 31, 2014.

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

Segment Information

The factors used by the Company to identify reportable segments include differences in products and services and segregated operations within the Company. The first segment, “Real Estate Operations” participates in the purchase, development, management, ownership and sale of real estate. Within its second segment, “Fee for Service”, the Company provides preferred developer services to CVS and Cumberland Farms Inc. in certain geographic areas.   Summary financial information for the two reportable segments is as follows:

	Three Months Ended
	July 31,
	2015	2014
Revenues:
Real Estate Operations	$9,505,518	$8,311,089
Fee for Service	1,543,911	2,016,159
Total	$11,049,429	$10,327,248

Operating Costs & Expenses:
Real Estate Operations	$6,101,497	$5,201,961
Fee for Service	1,314,296	1,096,280
Administrative Expenses	1,915,531	1,340,364
Total	$9,331,324	$7,638,605

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $1,106,966 on July 31, 2015 and $530,611 on April 30, 2015 and receivables of $6,189,973 on July 31, 2015 and $12,080,979 on April 30, 2015.

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

	July 31, 2015	April 30, 2015

Real estate and equipment, net	$65,453,990	$65,746,701
Other assets	11,567,862	11,041,856
Total assets	77,021,852	76,788,557
Intercompany profit elimination	(2,945,237)	(2,974,130)
Total assets	$74,076,615	$73,814,427

Mortgages and other notes payable	$58,876,449	$59,069,569
Other liabilities	5,219,895	4,644,325
Total liabilities	$64,096,344	$63,713,894

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended
	July 31,
	2015	2014
Dover Parkade, LLC:
Revenue	$668,169	$642,144
Expenses	(523,324)	(475,054)
Defeasance & refinancing	-0-	(799,313)
Net Income (Loss)	$144,845	($632,223)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.       Income Taxes:

In the quarter ended July 31, 2015, the Company had taxable income but has sufficient loss carryforwards so income tax expense is minimal.  The gain on voluntary foreclosure was not income for tax purposes.

In the quarter ended July 31, 2014, the Company had significant net operating loss carryforwards so it was not expected to pay Federal income taxes in the near term.

4.       Litigation:

There has been no change in litigation since April 30, 2015.

5.       Refinancings:

Cranston, RI – Refinance: On May 28, 2015, the Company refinanced the mortgage on their shopping center in Cranston, RI in the amount of $33,500,000.  A prior mortgage with a remaining balance of $30,235,368 with an interest rate of 5.603% was paid from the proceeds.  The new mortgage has a variable interest rate of 30 day LIBOR plus 1.90% (2.09% at July 31, 2015) and calls for 119 monthly principal payments of $57,279 (along with interest) and one final lump-sum payment of $26,683,779 in May 2025.  Simultaneously, the Company entered into a floating-to-fixed interest rate swap agreement with the bank fixing the interest rate at 4.15%.

CP Associates – Refinance: On June 9, 2015, the Company refinanced a mortgage on their Career Education building in Cranston, RI in the amount of $5,500,000.  A prior mortgage with a remaining balance of $9,442,011 with an interest rate of 1.25% plus 30 day LIBOR (fixed at an effective interest rate of 6.11% through a floating-to-fixed interest rate swap agreement that was also retired) was paid from the proceeds and cash on-hand.  The new mortgage has a fixed interest rate of 3.00% through November 8, 2018, after which it adjusts to be a variable rate equal to 2.50% plus 30 day LIBOR.  Principal payments of $250,000 are due quarterly, with interest payable monthly.  The final payment is due on June 9, 2020, if not sooner paid (there is no prepayment penalty).

6.       Purchase of Land:

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.       Purchase of Land (concluded):

	Note #1	Note #2
Note Amount:	$7,436,645	$5,773,355

Initial Term Maturity Date:	April 28, 2016	May 28, 2017

Interest Rate:	Lesser of a) thirty day LIBOR plus applicable margin (3.50% prior to subdivision of land, 2.50% after) or b) highest lawful rate, as defined.	Lesser of a) thirty day LIBOR plus applicable margin (3.50% prior to subdivision of land, 2.75% after) or b) highest lawful rate, as defined.
Renewal Option:	Initial Term Maturity Date shall be renewed and extended at borrower’s option to November 28, 2016 if agreed-upon conditions are met.	Initial Term Maturity Date shall be renewed and extended at borrower’s option to May 28, 2018 and again until May 28, 2019 if agreed-upon conditions are met.

Austin, TX – Land Purchase: On July 30, 2015, the Company purchased a parcel of land in Austin, TX for $1,874,309 including closing costs.  The Company plans to oversee construction of a retail store with the goal of selling the property shortly after construction is completed.  This purchase was financed with a loan of $1,312,500 and working capital of $561,809.  Key terms of the mortgage loan are as follows:

Maturity Date:	Balloon payment due January 2017
Interest Rate:	1.00% above the Prime Rate, as defined
Interest Payments:	Monthly
Prepayment Penalty:	None
Guarantee:	Guaranteed by Chairman of the Company

7.       Gain on Voluntary Foreclosure:

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 and $51,837 for the quarters ended July 31, 2015 and 2014, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.       Subsequent Events:

Austin, TX – Property Sale: On August 6, 2015, the Company sold a property in Austin, TX for $10,246,021.  A mortgage loan with a balance of $6,106,873 was paid off with the proceeds.

Vernon, NJ – Land Purchase: On September 8, 2015, the Company purchased a parcel of land in Vernon, NJ, for $4,175,985 including closing costs.  The Company plans to oversee construction of a retail store with the goal of selling the property shortly after construction is completed.  This purchase was financed with an advance from a new construction loan of $2,959,018 and working capital of $1,216,967.  Key terms of the construction loan are as follows:

Maximum Loan Amount:	$6,281,250
Maturity Date:	September 1, 2026
Interest Rate:	2.50% above the LIBOR rate, as defined, but in no event less than 2.90% through September 1, 2016. Thereafter, 1.85% above the LIBOR rate, as defined.
Payments:

Interest only payable monthly through September 1, 2016.  Thereafter, interest plus principal in the amount necessary to amortize the then outstanding principal balance in full over a 30 year period payable monthly.  If not sooner paid, all remaining interest and principal payable on September 1, 2026.

Prepayment Fee:	0.50% prior to September 1, 2018.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2015 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations
Rental Income:

Rental income for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2015	2014
Residential	$3,046,112	$2,785,619
Commercial	4,372,447	4,802,006
	$7,418,559	$7,587,625

The increase in residential rental income was primarily caused by an increase in the subsidy received for the Rockland, MA property, partially offset by increases in concessions and vacancies.

The decrease in commercial rental income was primarily caused by a favorable real estate tax adjustment to our tenants at our Cranston, RI property during the three months ended July 31, 2014 and, to a lesser extent, the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 (see Note 7 of the Financial Statements included within for discussion.)

Service Income

Service income for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2015	2014
Management fees	$88,125	$105,398
Preferred developer fees	1,543,911	2,016,159
	$1,632,036	$2,121,557

Item 2.  MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS (continued):

Results of Operations (continued):

Service Income (continued):

The decrease in preferred developer fees reflected lower fees received from CVS; fees received from Cumberland Farms were flat to the prior year comparable quarter.  The prior fiscal year first quarter had the highest CVS fee income in the Company’s history, while CVS fee income in this fiscal year’s first quarter was in line with the last few quarters.

Sales (and Cost of Sales) of Real Estate

On May 28, 2015, the Company sold a parcel of land in Pearland, TX for $1,104,161 (cost of $936,212).  The Company did not sell any real estate in the three months ended July 31, 2014.

Other Income

The increase in other income was primarily at the liquor store, which obtained a liquor license in December 2014.  Prior to obtaining the liquor license, the store only sold beer and wine.

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2015	2014
Residential	$2,522,162	$2,761,142
Commercial	2,530,825	2,440,819
	$5,052,987	$5,201,961

The decrease in residential rental expenses were mainly from lower asbestos remediation expenses at the Clarendon property as these costs, which are ongoing, were capitalized in the first quarter of fiscal year 2016 as they were determined to improve the condition and safety of the property and mitigate and prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities.  Partially offsetting this decrease were higher voucher incentive payments made to Rockland’s tenants in an effort to maximize subsidy income.

The increase in commercial rental expenses were mainly due to professional and legal expenses incurred as part of the initial effort to refinance the debt at the Cranston, RI shopping center (the refinancing ultimately happened via another lender - see Note 5 of the Financial Statements included within for discussion).

Item 2.  MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS (continued):

Results of Operations (continued):

Service Expenses

Service expenses for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2015	2014
Preferred Developer Expenses and Fees	$1,314,296	$1,096,280
Construction and Other Cost	112,298	-0-
	$1,426,594	$1,096,280

The increase in preferred developer expenses and fees reflects the ramp-up to full staffing that occurred in the second half of fiscal year 2015, as well as salary increases.

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses were largely the result of the expenses of the liquor store in North Adams, MA which did not obtain a liquor license until December 2014.  Prior to obtaining the liquor license, the store only sold beer and wine.  Also contributing to this increase was a higher proportion of certain employees’ time being allocated to asbestos abatement at Clarendon in the prior year first quarter versus SG&A activities.

Non-Operating Income (Expense):

Interest Expense

Interest expense for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2015	2014
Commercial	$1,783,361	$1,828,204
Residential	612,616	674,711
	$2,395,977	$2,502,915

The decrease in commercial interest expense was the result of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 (see Note 7 of the Financial Statements included within for discussion.)

The decrease in residential interest expense was the result of the refinancings at Rockland and Clarendon that occurred in February 2015.

Item 2.   MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS (continued):

Results of Operations (continued):

Gain on Voluntary Foreclosure

See Note 7 of the Financial Statements included within for discussion.

Other Income

Other income for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2015	2014
Edinburg EDC contributions	$-0-	$80,000
Investment Income	106,705	72,998
	$106,705	$152,998

The Company does not expect any more Edinburg EDC contributions after April 30, 2015.  See Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 for further discussion.

Gain (Loss) on Derivatives

The Company, through its 50% owned consolidated subsidiaries, has entered into two separate floating-to-fixed interest rate swap agreements with banks that expire in May 2025 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income.

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2015	2014
Income from Operations	$72,422	$83,545
Defeasance and Refinancing	-0-	(399,656)
Distributions	90,000	600,000
	$162,422	$283,889

Item 2.  MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS (continued):

Results of Operations (continued):

Equity in Earnings of Unconsolidated Subsidiary (continued):

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

During the three months ended July 31, 2014, the equity in earnings of Dover were charged $399,656, which represented 50% of the direct costs of defeasance on the refinancing of the prior mortgage plus some additional defeasance cost.  As a result of the refinancing, the Company received a distribution of $600,000.

Income Taxes

In the quarter ended July 31, 2015, the Company had taxable income but has sufficient loss carryforwards so income tax expense is minimal.  The gain on voluntary foreclosure was not income for tax purposes.

In the quarter ended July 31, 2014, the Company had significant net operating loss carryforwards so it was not expected to pay Federal income taxes in the near term.

Capital Resource and Liquidity

At July 31, 2015, the Company had $6,927,574 of unrestricted cash and cash equivalents. This includes $3,884,418 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $1,106,966 and tenant security deposits held by VIEs of $411,444 are included in restricted cash and cash equivalents.

At July 31, 2015, the Company had $1,774,428 of investments in marketable securities, all of which belongs to partner entities.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through July 31, 2016. Borrowings for new construction loans or property purchases are unclear at this time.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2015, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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
There has been no change in litigation since April 30, 2015.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
September 29, 2015	Neil H. Ellis,
Date	Chairman of the Board
and Chief Executive Officer

/s/ Eric J. Harrington
September 29, 2015	Eric J. Harrington, Treasurer
Date	and Chief Financial Officer