Form 10-Q
period 2015-10-31
FIRST HARTFORD CORP
filed 2015-12-28
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015.

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

2,407,840 as of December 9, 2015

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2015	April 30, 2015
Real estate and equipment:
Developed properties and property under construction (including $73,667,959 in October and $72,621,441 in April for VIEs)	$223,612,219	$211,318,882
Equipment and tenant improvements (including $2,378,814 in October and $2,353,355 in April for VIEs)	3,709,941	3,663,080
	227,322,160	214,981,962

Less accumulated depreciation and amortization (including $12,799,018 in October and $11,786,480 in April for VIEs)	40,114,990	39,149,517
	187,207,170	175,832,445
Property held for sale	-0-	342,175
Cash and cash equivalents (including $2,041,218 in October and $1,067,182 in April for VIEs)	6,295,715	9,698,341

Cash and cash equivalents – restricted (including $412,836 in October and $418,110 in April for VIEs)	2,304,500	948,721

Marketable securities (including $1,256,413 in October and $2,029,684 in April for VIEs)	1,256,413	3,964,398

Accounts and notes receivable, less allowance for doubtful accounts of $723,617 as of October 31, 2015 and $694,849 as of April 30, 2015 (including $636,547 in October and $687,468 in April for VIEs)	4,059,717	4,848,217

Other receivables	12,198,073	12,080,979

Deposits and escrows (including $4,986,552 in October and $5,125,568 in April for VIEs)	9,464,342	9,671,401

Prepaid expenses (including $330,931 in October and $275,419 in April for VIEs)	1,408,213	1,184,170

Deferred expenses (including $1,382,984 in October and $1,420,572 in April for VIEs)	5,701,530	6,004,980

Investments in affiliates	100	100
Due from related parties and affiliates	165,009	664,909
Deferred tax asset	2,155,278	2,802,007

Total assets	$232,216,060	$228,042,843

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	October 31, 2015	April 30, 2015
Liabilities:
Mortgages and notes payable:
Construction loans payable	$61,562,267	$55,553,207
Mortgages payable (including $56,976,590 in October and $57,364,872 in April for VIEs)	141,575,413	146,507,036
Notes payable (including $1,704,697 in October and $1,704,697 in April for VIEs)	1,744,697	1,744,697
	204,882,377	203,804,940

Accounts payable (including $1,754,490 in October and $1,224,988 in April for VIEs)	3,973,093	3,399,900
Other payables	13,148,068	13,588,295
Accrued liabilities (including $3,404,025 in October and $3,178,121 in April for VIEs)	7,171,892	5,852,198
Accrued cost of derivatives	3,629,278	2,515,330
Deferred income (including $237,896 in October and $241,216 in April for VIEs)	557,779	546,313
Other liabilities	1,784,084	1,961,212
Due to related parties and affiliates (including $423,330 in October and $415,018 in April for VIEs)	575,283	486,951
	235,721,854	232,155,139

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,408,268 shares as of October 31, 2015 and 2,409,840 as of April 30, 2015	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(8,221,014)	(10,368,421)
Accumulated other comprehensive income	98,590	95,815
Treasury stock, at cost, 890,341 shares as of October 31, 2015 and 888,769 as of April 30, 2015	(4,974,405)	(4,970,082)
Total First Hartford Corporation	(4,599,292)	(6,745,151)
Noncontrolling interests	1,093,498	2,632,855

Total shareholders’ equity (deficiency)	(3,505,794)	(4,112,296)

Total liabilities and shareholders’ equity (deficiency)	$232,216,060	$228,042,843

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2015	Oct. 31, 2014	Oct. 31, 2015	Oct. 31, 2014
Operating revenues:
Rental income	$7,572,094	$7,373,174	$14,990,653	$14,960,799
Service income	1,937,857	1,630,968	3,569,893	3,752,525
Sales of real estate	10,246,022	-0-	11,350,182	-0-
Other income	813,884	574,958	1,708,558	1,193,024
	20,569,857	9,579,100	31,619,286	19,906,348

Operating costs and expenses:
Rental expenses	5,422,263	5,498,019	10,475,250	10,699,980
Service expenses	1,651,656	1,001,700	3,078,250	2,097,980
Cost of real estate sales	7,738,678	-0-	8,674,890	-0-
Selling, general and administrative expenses	1,463,014	2,031,819	3,378,545	3,372,183
	16,275,611	8,531,538	25,606,935	16,170,143

Income from operations	4,294,246	1,047,562	6,012,351	3,736,205

Non-operating income (expense):
Interest expense	(2,255,778)	(2,565,745)	(4,651,755)	(5,068,660)
Gain on voluntary foreclosure Other income	-0- 274,511	-0- 202,344	2,649,850 381,216	-0- 355,342
Gain on forgiveness of debt	-0-	5,315,423	-0-	5,315,423
Gain (loss) on derivatives	(1,592,818)	158,586	(1,151,679)	111,346
Equity in earnings of unconsolidated subsidiaries	194,706	132,866	357,128	416,755
	(3,379,379)	3,243,474	(2,415,240)	1,130,206

Income before income taxes	914,867	4,291,036	3,597,111	4,866,411

Income taxes	1,554,226	250,000	1,594,111	311,937

Consolidated net income (loss)	(639,359)	4,041,036	2,003,000	4,554,474

Net (income) loss attributable to noncontrolling interests	387,370	454,132	144,407	724,004

Net income (loss) attributable to First Hartford Corporation	$(251,989)	$4,495,168	$2,147,407	$5,278,478

Net income (loss) per share – basic	$(0.10)	$1.86	$0.89	$2.19

Net income (loss) per share – diluted	$(0.10)	$1.86	$0.89	$2.19

Shares used in basic per share computation	2,409,054	2,411,965	2,409,316	2,411,965

Shares used in diluted per share computation	2,409,054	2,411,965	2,409,316	2,411,965

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2015	Oct. 31, 2014	Oct. 31, 2015	Oct. 31, 2014

Consolidated net income (loss)	$(639,359)	$4,041,036	$2,003,000	$4,554,474

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	(152,412)	(7,860)	(156,260)	110,146

Consolidated comprehensive income (loss)	(791,771)	4,033,176	1,846,740	4,664,620

Amounts attributable to noncontrolling interests:
Net (income) loss	387,370	454,132	144,407	724,004
Unrealized (gains) losses on marketable securities	152,412	7,899	159,035	(64,469)

	539,782	462,031	303,442	659,535
Comprehensive income (loss) attributable to First Hartford Corporation	$(251,989)	$4,495,207	$2,150,182	$5,324,155

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2015	October 31, 2014
Operating activities:

Consolidated net income	$2,003,000	$4,554,474

Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $180,000 in 2015 and $660,000 in 2014	(177,128)	243,245
Gain on sale of property	(2,675,292)	-0-
Gain on voluntary foreclosure	(2,649,850)	-0-
Depreciation	2,614,911	2,550,580
Amortization	184,876	190,758
Forgiveness of debt	-0-	(5,315,423)
Deferred income taxes	646,729	-0-
Changes in operating assets and liabilities:
Accounts, notes and other receivables	656,642	(2,039,768)
Deposits and escrows	13,742	143,437
Prepaid expenses	(229,985)	(250,458)
Deferred expenses	113,665	(2,414,632)
Cash and cash equivalents – restricted	(1,355,779)	(52,058)
Accrued liabilities	1,319,694	616,330
Accrued cost of derivatives	1,113,948	(111,346)
Deferred income	49,483	(170,746)
Accounts and other payables	132,966	5,651,348

Net cash provided by operating activities	1,761,622	3,595,741

Investing activities:
Investments in marketable securities	(2,730,194)	(378,147)
Proceeds from sale of marketable securities	5,281,919	938,911
Purchase of equipment and tenant improvements	(46,861)	(83,554)
Proceeds from sale of real estate	11,350,182	-0-
Additions to developed properties and properties under construction	(24,009,495)	(11,827,652)

Net cash (used in) investing activities	(10,154,449)	(11,350,442)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	October 31, 2015	October 31, 2014
Financing activities:
Distributions to noncontrolling interests	$(1,235,915)	$(694,567)
Purchase of treasury stock	(4,323)	(74)
Proceeds from:
Construction loans payable	12,115,497	6,971,808
Mortgage loans payable	1,312,500	2,705,986
Notes payable	-0-	-0-
Principal payments on:
Construction loans payable	(6,106,437)	-0-
Mortgage loans payable	(1,679,353)	(1,341,273)
Notes payable	-0-	-0-
Repayments from related parties and affiliates, net	588,232	7,379

Net cash provided by financing activities	4,990,201	7,649,259

Net change in cash and cash equivalents	(3,402,626)	(105,442)

Cash and cash equivalents, beginning of period	9,698,341	6,500,885

Cash and cash equivalents, end of period	$6,295,715	$6,395,443

Cash paid during the period for interest	$4,607,903	$5,149,081

Cash paid during the period for income taxes	$651,564	$112,313

Debt refinancing in 1st quarter:
New mortgage loans	$39,000,000	$-0-
Debt reduced	(39,723,828)	(-0-)
Net cash from refinancing in 1st quarter	$(723,828)	$-0-

Debt refinancing in 2nd quarter:
New mortgage loan	$-0-	$10,500,000
Debt reduced	(-0-)	(7,794,014)
Net cash from refinancing in 2nd quarter	$-0-	$2,705,986

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

There were no common stock equivalents outstanding at October 31, 2015 or October 31, 2014.

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

	Three Months Ended		Six Months Ended
	October 31		October 31
	2015	2014	2015	2014
Revenues:
Real Estate Operations	$18,755,602	$8,071,137	$28,261,120	$16,382,226
Fee for Service	1,814,255	1,507,963	3,358,166	3,524,122
Total	$20,569,857	$9,579,100	$31,619,286	$19,906,348

Operating Costs & Expenses:
Real Estate Operations	$13,289,999	$5,498,019	$19,391,496	$10,699,980
Fee for Service	1,522,598	1,001,700	2,836,894	2,097,980
Administrative Expenses	1,463,014	2,031,819	3,378,545	3,372,183
Total	$16,275,611	$8,531,538	$25,606,935	$16,170,143

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $1,891,664 on October 31, 2015 and $530,611 on April 30, 2015 and receivables of $12,198,073 on October 31, 2015 and $12,080,979 on April 30, 2015.

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

	October 31, 2015	April 30, 2015

Real estate and equipment, net	$65,748,353	$65,746,701
Other assets	11,053,921	11,041,856
Total assets	76,802,274	76,788,557
Intercompany profit elimination	(2,916,344)	(2,974,130)
Total assets	$73,885,930	$73,814,427

Mortgages and other notes payable	$58,681,287	$59,069,569
Other liabilities	5,384,326	4,644,325
Total liabilities	$64,065,613	$63,713,894

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

Dover Parkade, LLC:
Revenue	$656,628	$676,556	$1,324,796	$1,318,700
Expenses	447,217	530,822	970,541	1,005,876
Defeasance & refinancing	-0-	-0-	-0-	799,313
Net income (loss)	$209,411	$145,734	$354,255	($486,489)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.       Income Taxes:

In the three and six months ended October 31, 2015, the Company had taxable income in excess of the remaining loss carryforwards remaining as of April 30, 2015, resulting in current income tax expense.  The first quarter gain on the voluntary foreclosure of the Putnam, CT shopping center was not taxable as the associated cancellation of debt income would have been reduced by the company’s tax attributes. This reduction of tax attributes along with operating results and the use of an Alternative Minimum tax credit resulted in a minimal income tax expense. Operating results in the second quarter have generated taxable income in excess of the Company’s tax attributes, thus resulting in a higher income tax expense.

In the three and six months ended October 31, 2014, the Company had significant net operating loss carryforwards so it was not expected to pay Federal income taxes in the near term.  However, as a result of a forgiveness of debt by the mortgage holder of the Main Street NA Parkade LLC, the Company recorded a gain through debt forgiveness of $5,315,423.  As a result, the Company recorded tax expense of $250,000, which included an Alternative Minimum Tax of $100,000 and state income tax of $150,000.

4.       Litigation:

There has been no change in litigation since April 30, 2015.

5.       Refinancings:

West Springfield, MA – Refinance: On August 15, 2014, the Company refinanced the mortgage on their shopping center in West Springfield, MA in the amount of $10,500,000.  A prior mortgage with a remaining balance of $7,794,014 with an interest rate of 5.52% was paid from the proceeds.  The new mortgage has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only payments for the first two years.  Transaction costs of approximately $110,000 will be amortized over the life of the loan.

Cranston, RI – Refinance: On May 28, 2015, the Company refinanced the mortgage on their shopping center in Cranston, RI in the amount of $33,500,000.  A prior mortgage with a remaining balance of $30,235,368 with an interest rate of 5.603% was paid from the proceeds.  The new mortgage has a variable interest rate of 30 day LIBOR plus 1.90% (2.09% at October 31, 2015) and calls for 119 monthly principal payments of $57,279 (along with interest) and one final lump-sum payment of $26,683,779 in May 2025.  Simultaneously, the Company entered into a floating-to-fixed interest rate swap agreement with the bank fixing the interest rate at 4.15%.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.       Gain on Forgiveness of Debt:

During the three and six months ended October 31, 2014, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams, would be reduced from $12,575,423 to $7,260,000.  As of the date hereof, the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender, which resulted in a gain in the amount of $5,315,423 during the year ended April 30, 2015. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,053 on this property.  This impairment reflected the continuing overall economic decline in the geographical area and retail industry that thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center.

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

7.       Purchase of Land:

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.       Purchase of Land (continued):

Payments:

Interest only payable monthly through September 1, 2016.  Thereafter, interest plus principal in the amount necessary to amortize the then outstanding principal balance in full over a 30 year period payable monthly.  If not sooner paid, all remaining interest and principal payable on September 1, 2026.

Prepayment Fee:	0.50% prior to September 1, 2018.

8.       Gain on Voluntary Foreclosure:

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 for the three and six months ended October 31, 2015 and $35,852 and $87,689 for the three and six months ended October 31, 2014, respectively.

9.       Subsequent Events:

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  There were no borrowings made at inception.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.

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

Results of Operations:

Rental Income

Rental income for the three and six months ended October 31, 2015 and 2014, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Residential	$2,955,896	$2,792,898	$6,002,008	$5,578,517
Commercial	4,616,198	4,580,276	8,988,645	9,382,282
	$7,572,094	$7,373,174	$14,990,653	$14,960,799

The increase in residential rental income for the three and six months ended October 31, 2015 compared with the prior year was primarily caused by an increase in the subsidy received for the Rockland, MA property, partially offset by increases in concessions and vacancies.

 There were no individually significant variances in commercial residential income in the three and six months ended October 31, 2015 compared with the prior year.  Normal rent rate increases were offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 (see Note 8 of the Financial Statements included within for discussion.)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Service Income

Service income for the three and six months ended October 31, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Management fees	$123,602	$123,005	$211,727	$228,403
Preferred developer fees	1,814,255	1,507,963	3,358,166	3,524,122
	$1,937,857	$1,630,968	$3,569,893	$3,752,525

The increase in preferred developer fees in the three months ended October 31, 2015 compared to the prior year was related to higher fees received from Cumberland Farms; CVS fees were in line with the prior year.  The decrease in preferred developer fees for the six months ended October 31, 2015 compared to the prior year reflected lower fees received from CVS; higher fees received from Cumberland Farms were a partial offset.

Sales (and Cost of Sales) of Real Estate

On May 28, 2015, the Company sold a parcel of land in Pearland, TX for $1,104,161 (cost of $747,610).

On August 6, 2015, the Company sold a property in Austin, TX for $10,246,021 (cost of $7,728,203).  A construction loan with a balance of $6,106,437 was paid off with the proceeds.

There were costs related to property sales that occurred in the second half of the fiscal year ended April 30, 2015 totaling $199,077 that were recorded in the six months ended October 31, 2015 as they were not anticipated as of the prior fiscal year end.

The Company did not sell any real estate in the three and six months ended October 31, 2014.

Other Income

The increase in other income for the three and six months ended October 31, 2015 compared to the prior year was primarily at the liquor store, which obtained a liquor license in December 2014.  Prior to obtaining the liquor license, the store only sold beer and wine.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three and six months ended October 31, 2015 and 2014, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Residential	$2,814,683	$2,952,062	$5,336,845	$5,713,204
Commercial	2,607,580	2,545,957	5,138,405	4,986,776
	$5,422,263	$5,498,019	$10,475,250	$10,699,980

The decrease in residential rental expenses for the three and six months ended October 31, 2015 from the prior year were mainly from lower asbestos remediation expenses at the Clarendon property as these costs, which are ongoing, were capitalized in the first half of fiscal year 2016 as they were determined to improve the condition and safety of the property and mitigate and prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities.  Also contributing to the decrease were non-recurring sprinkler and fire damage-related expenses at Clarendon in the prior year.  Partially offsetting this decrease were higher voucher incentive payments made to Rockland’s tenants in an effort to maximize subsidy income.

The increase in commercial rental expenses for the three and six months ended October 31, 2015 from the prior year were mainly due to increased costs related to the expansion of our shopping center in Edinburg, TX, partially offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015.  Also impacting the six month comparison were professional and legal expenses incurred as part of the initial effort to refinance the debt at the Cranston, RI shopping center (the refinancing ultimately happened via another lender - see Note 5 of the Financial Statements included within for discussion).

Service Expenses

The increase in service expenses for the three and six months ended October 31, 2015 and 2014 compared to the prior year reflected higher preferred developer expenses and fees reflecting the ramp-up to full staffing that occurred in the second half of fiscal year 2015 and into fiscal year 2016, as well as salary increases.

Selling, General and Administrative (“SG&A”)

The decrease in SG&A expenses for the three months ended October 31, 2015 compared to the prior year was the result of several employees now focused on the Preferred Developer program and thus no longer performing SG&A duties, partially offset by higher expenses at the liquor store in North Adams, MA, which did not obtain a liquor license until December 2014.  Prior to obtaining the liquor license, the store only sold beer and wine.  For the six months ended October 31, 2015, SG&A was essentially flat compared to the prior year due to these same factors.  Also factoring into these variances is the proportion of certain employees’ time allocated to asbestos abatement at Clarendon versus SG&A activities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Non-Operating Income (Expense):

Interest Expense

Interest expense for the three and six months ended October 31, 2015 and 2014, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Commercial	$1,646,922	$1,895,163	$3,430,283	$3,723,367
Residential	608,856	670,582	1,221,472	1,345,293
	$2,255,778	$2,565,745	$4,651,755	$5,068,660

The decrease in commercial interest expense for the three and six months ended October 31, 2015 compared to the prior year was primarily the result of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 and savings from the refinancings at Cranston and CP Associates (see Note 5 of the Financial Statements included within for discussion).

The decrease in residential interest expense for the three and six months ended October 31, 2015 compared to the prior year was the result of the refinancings at Rockland and Clarendon that occurred in December 2014 and February 2015, respectively.

Gain on Voluntary Foreclosure

See Note 8 of the Financial Statements included within for discussion.

Other Income

Other income for the three and six months ended October 31, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Edinburg EDC contributions	$-0-	$120,000	$-0-	$200,000
Clarendon residual funds	189,912	-0-	189,912	-0-
Investment income	84,599	82,344	191,304	155,342
	$274,511	$202,344	$381,216	$355,342

The Company does not expect any more Edinburg EDC contributions after April 30, 2015.  See Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 for further discussion.

During the three and six months ended October 31, 2015, the Company received $189,912 of residual funds that remained in a reserve account after payoff of the underlying bondholders securitized by the mortgage that was refinanced at Clarendon in February 2015.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Gain on Forgiveness of Debt

During the three and six months ended October 31, 2014, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams, would be reduced from $12,575,423 to $7,260,000.  As of the date hereof, the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender, which resulted in a gain in the amount of $5,315,423 during the year ended April 30, 2015. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,053 on this property.  This impairment reflected the continuing overall economic decline in the geographical area and retail industry that thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three and six months ended October 31, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Income from Operations	$104,706	$72,866	$177,128	$156,411
Defeasance and Refinancing	-0-	-0-	-0-	(399,656)
Distributions	90,000	60,000	180,000	660,000
	$194,706	$132,866	$357,128	$416,755

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

During the six months ended October 31, 2014, the equity in earnings of Dover were charged $399,656, which represented 50% of the direct costs of defeasance on the refinancing of the prior mortgage plus some additional defeasance cost.  As a result of the refinancing, the Company received a distribution of $600,000.

Income Taxes

In the three and six months ended October 31, 2015, the Company had taxable income in excess of the remaining loss carryforwards remaining as of April 30, 2015, resulting in current income tax expense.  The first quarter gain on the voluntary foreclosure of the Putnam, CT shopping center was not taxable as the associated cancellation of debt income would have been reduced by the company’s tax attributes. This reduction of tax attributes along with operating results and the use of an Alternative Minimum tax credit resulted in a minimal income tax expense. Operating results in the second quarter have generated taxable income in excess of the Company’s tax attributes, thus resulting in a higher income tax expense.

In the quarter and six months ended July 31, 2014, the Company had significant net operating loss carryforwards so it was not expected to pay Federal income taxes in the near term.  However, as a result of a forgiveness of debt by the mortgage holder of the Main Street NA Parkade LLC, the Company recorded a gain through debt forgiveness of $5,315,423.  As a result, the Company recorded tax expense of $250,000, which included an Alternative Minimum Tax of $100,000 and state income tax of $150,000.

Capital Resource and Liquidity

At October 31, 2015, the Company had $6,295,715 of unrestricted cash and cash equivalents. This includes $4,064,066 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $1,891,664 and tenant security deposits held by VIEs of $412,836, are included in restricted cash and cash equivalents.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

At October 31, 2015, the Company had $1,256,413 of investments in marketable securities, all of which belongs to partner entities.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through October 31, 2016. Borrowings for new construction loans or property purchases are unclear at this time.  On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  There were no borrowings made at inception.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of October 31, 2015, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 28, 2015
Date	Neil H. Ellis, Chairman of the Board and Chief Executive Officer

/s/ Eric J. Harrington
December 28, 2015
Date	Eric J. Harrington, Treasurer and Chief Financial Officer