Form 10-Q
period 2016-01-31
FIRST HARTFORD CORP
filed 2016-04-05
CIK 36369

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016.

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

2,404,590 as of March 25, 2016

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2016	April 30, 2015
Real estate and equipment:
Developed properties and property under construction (including $74,273,765 in January and $72,621,441 in April for VIEs)	$227,313,894	$211,318,882
Equipment and tenant improvements (including $2,396,187 in January and $2,353,355 in April for VIEs)	3,733,974	3,663,080
	231,047,868	214,981,962

Less accumulated depreciation and amortization (including $13,314,027 in January and $11,786,480 in April for VIEs)	41,409,738	39,149,517
	189,638,130	175,832,445
Property held for sale	8,578,719	342,175
Cash and cash equivalents (including $1,643,078 in January and $1,067,182 in April for VIEs)	5,464,686	9,698,341

Cash and cash equivalents – restricted (including $399,623 in January and $418,110 in April for VIEs)	2,559,437	948,721

Marketable securities (including $1,366,924 in January and $2,029,684 in April for VIEs)	1,366,924	3,964,398

Accounts and notes receivable, less allowance for doubtful accounts of $696,868 as of January 31, 2016 and $694,849 as of April 30, 2015 (including $443,830 in January and $687,468 in April for VIEs)	3,858,513	4,848,217

Other receivables	4,993,463	12,080,979

Deposits and escrows (including $4,788,424 in January and $5,125,568 in April for VIEs)	8,819,421	9,671,401

Prepaid expenses (including $248,841 in January and $275,419 in April for VIEs)	1,521,051	1,184,170

Deferred expenses (including $1,359,733 in January and $1,420,572 in April for VIEs)	4,858,326	6,004,980

Investments in affiliates	100	100
Due from related parties and affiliates	160,071	664,909
Deferred tax asset	2,050,172	2,802,007

Total assets	$233,869,013	$228,042,843

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND EQUITY (DEFICIENCY)

	January 31, 2016	April 30, 2015
Liabilities:
Mortgages and notes payable:
Construction loans payable	$68,999,283	$55,553,207
Mortgages payable (including $56,779,363 in January and $57,364,872 in April for VIEs)	140,757,261	146,507,036
Notes payable (including $1,704,697 in January and $1,704,697 in April for VIEs)	1,744,697	1,744,697
Line of credit	1,682,928	-0-
	213,184,169	203,804,940

Accounts payable (including $1,760,624 in January and $1,224,988 in April for VIEs)	4,628,725	3,399,900
Other payables	8,381,209	13,588,295
Accrued liabilities (including $3,144,711 in January and $3,178,121 in April for VIEs)	5,271,918	5,852,198
Accrued cost of derivatives	3,060,408	2,515,330
Deferred income (including $236,236 in January and $241,216 in April for VIEs)	570,063	546,313
Other liabilities	1,678,546	1,961,212
Due to related parties and affiliates (including $427,334 in January and $415,018 in April for VIEs)	598,951	486,951
	237,373,989	232,155,139

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,298,609 shares; outstanding 2,405,090 shares as of January 31, 2016 and 2,409,840 as of April 30, 2015	3,298,609	3,298,609
Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(8,348,499)	(10,368,421)
Accumulated other comprehensive income	-0-	95,815
Treasury stock, at cost, 893,519 shares as of January 31, 2016 and 888,769 as of April 30, 2015	(4,983,166)	(4,970,082)
Total First Hartford Corporation	(4,834,128)	(6,745,151)
Noncontrolling interests	1,329,152	2,632,855

Total shareholders’ equity (deficiency)	(3,504,976)	(4,112,296)

Total liabilities and shareholders’ equity (deficiency)	$233,869,013	$228,042,843

 See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2016	Jan. 31, 2015	Jan. 31, 2016	Jan. 31, 2015
Operating revenues:
Rental income	$7,696,324	$7,256,324	$22,686,977	$22,217,123
Service income	1,123,763	1,757,597	4,693,656	5,510,122
Sales of real estate	-0-	10,570,000	11,350,182	10,570,000
Other income	1,013,047	751,309	2,721,605	1,944,333
	9,833,134	20,335,230	41,452,420	40,241,578

Operating costs and expenses:
Rental expenses	5,383,445	4,343,323	15,858,695	15,043,303
Service expenses	955,683	1,120,311	4,033,933	3,218,291
Cost of real estate sales	33,246	6,884,962	8,708,136	6,884,962
Selling, general and administrative expenses	1,895,622	1,724,110	5,274,167	5,096,293
	8,267,996	14,072,706	33,874,931	30,242,849

Income from operations	1,565,138	6,262,524	7,577,489	9,998,729

Non-operating income (expense):
Interest expense	(2,201,569)	(2,589,126)	(6,853,324)	(7,657,786)
Gain on voluntary foreclosure Other income	-0- 216,746	-0- 41,695	2,649,850 597,962	-0- 397,037
Gain on forgiveness of debt	-0-	-0-	-0-	5,315,423
Gain (loss) on derivatives	606,601	(160,623)	(545,078)	(49,277)
Loss on impairment	(330,700)	-0-	(330,700)	-0-
Equity in earnings of unconsolidated subsidiaries	195,538	173,172	552,666	589,927
	(1,513,384)	(2,534,882)	(3,928,624)	(1,404,676)

Income before income taxes	51,754	3,727,642	3,648,865	8,594,053

Income tax expense (benefit)	(526,893)	2,145	1,067,218	314,082

Consolidated net income	578,647	3,725,497	2,581,647	8,279,971

Net (income) loss attributable to noncontrolling interests	(706,132)	(361,129)	(561,725)	362,875

Net income (loss) attributable to First Hartford Corporation	$(127,485)	$3,364,368	$2,019,922	$8,642,846

Net income (loss) per share – basic	$(0.05)	$1.39	$0.84	$3.58
Net income (loss) per share – diluted	$(0.05)	$1.39	$0.84	$3.58

Shares used in basic per share computation	2,406,679	2,411,778	2,408,260	2,411,890
Shares used in diluted per share computation	2,406,679	2,411,778	2,408,260	2,411,890

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2016	Jan. 31, 2015	Jan. 31, 2016	Jan. 31, 2015

Consolidated net income	$578,647	$3,725,497	$2,581,647	$8,279,971

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	(416,087)	96,496	(572,347)	206,642

Consolidated comprehensive income	162,560	3,821,993	2,009,300	8,486,613

Amounts attributable to noncontrolling interests:
Net (income) loss	(706,132)	(361,129)	(561,725)	362,875
Unrealized (gains) losses on marketable securities	317,497	(78,299)	476,532	(142,768)

	(388,635)	(439,428)	(85,193)	220,107
Comprehensive income (loss) attributable to First Hartford Corporation	$(226,075)	$3,382,565	$1,924,107	$8,706,720

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2016	January 31, 2015
Operating activities:

Consolidated net income	$2,581,647	$8,279,971

Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $270,000 in 2016 and $750,000 in 2015	(282,666)	160,073
Gain on sale of property	(2,642,046)	(3,685,038)
Gain on voluntary foreclosure	(2,649,850)	-0-
Loss on impairment	330,700	-0-
Depreciation	3,918,524	4,029,815
Amortization	280,963	275,823
Forgiveness of debt	-0-	(5,315,423)
Deferred income taxes	751,835	-0-
Changes in operating assets and liabilities:
Accounts, notes and other receivables	8,062,456	6,063,528
Deposits and escrows	658,663	(1,192,324)
Prepaid expenses	(342,823)	(431,334)
Deferred expenses	860,782	(845,984)
Cash and cash equivalents – restricted	(1,610,716)	158,649
Accrued liabilities	(580,280)	17,817
Accrued cost of derivatives	545,078	49,278
Deferred income	61,767	(168,227)
Accounts and other payables	(3,978,261)	(4,033,187)

Net cash provided by operating activities	5,965,773	3,363,437

Investing activities:
Investments in marketable securities	(3,059,611)	(367,501)
Proceeds from sale of marketable securities	5,084,737	938,911
Purchase of equipment and tenant improvements	(70,894)	(35,730)
Proceeds from sale of real estate	11,350,182	10,570,000
Additions to developed properties and properties under construction	(36,662,700)	(30,888,458)

Net cash (used in) investing activities	(23,358,286)	(19,782,778)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2016	January 31, 2015
Financing activities:
Distributions to noncontrolling interests	$(1,388,895)	$(726,951)
Purchase of treasury stock	(13,084)	(1,199)
Proceeds from:
Construction loans payable	19,552,513	17,846,081
Mortgage loans payable	1,312,500	4,290,602
Notes payable	-0-	-0-
Line of credit	1,682,928	-0-
Principal payments on:
Construction loans payable	(6,106,437)	(3,115,331)
Mortgage loans payable	(2,497,505)	(1,960,502)
Notes payable	-0-	(301,335)
Line of credit	-0-	-0-
Repayments from related parties and affiliates, net	616,838	11,404

Net cash provided by financing activities	13,158,858	16,042,769

Net change in cash and cash equivalents	(4,233,655)	(376,572)

Cash and cash equivalents, beginning of period	9,698,341	6,500,885

Cash and cash equivalents, end of period	$5,464,686	$6,124,313

Cash paid during the period for interest	$6,689,475	$7,467,455

Cash paid during the period for income taxes	$727,223	$114,542

Supplemental Non-Cash Disclosures:
Debt refinancing in 1st quarter:
New mortgage loans	$39,000,000	$-0-
Debt reduced	(39,723,828)	(-0-)
Net cash from refinancing in 1st quarter	$(723,828)	$-0-

Debt refinancing in 2nd quarter:
New mortgage loan	$-0-	$10,500,000
Debt reduced	(-0-)	(7,794,014)
Net cash from refinancing in 2nd quarter	$-0-	$2,705,986

Debt refinancing in 3rd quarter:
New mortgage loan	$-0-	$1,289,449
Debt reduced	(0)	(1,029,833)
Net cash from refinancing in 3rd quarter	$-0-	$259,616

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest, including those where the Company has been determined to be a primary beneficiary of a variable interest entity or meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board Accounting Standards Codification.  As such, included in the unaudited condensed consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership, in which the Company is the sole general partner.  The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All significant intercompany balances and transactions have been eliminated.

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

There were no common stock equivalents outstanding at January 31, 2016 or January 31, 2015.

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

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2016	2015	2016	2015
Revenues:
Real Estate Operations	$8,864,634	$18,695,569	$37,141,920	$35,077,795
Fee for Service	968,500	1,639,661	4,310,500	5,163,783
Total	$9,833,134	$20,335,230	$41,452,420	$40,241,578

Operating Costs & Expenses:
Real Estate Operations	$5,235,185	$11,277,160	$24,626,681	$21,977,140
Fee for Service	1,137,189	1,071,436	3,974,083	3,169,416
Administrative Expenses	1,895,622	1,724,110	5,274,167	5,096,293
Total	$8,267,996	$14,072,706	$33,874,931	$30,242,849

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $2,159,814 on January 31, 2016 and $530,611 on April 30, 2015 and receivables of $4,993,463 on January 31, 2016 and $12,080,979 on April 30, 2015.

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

	January 31, 2016	April 30, 2015

Real estate and equipment, net	$65,827,630	$65,746,701
Other assets	10,266,406	11,041,856
Total assets	76,094,036	76,788,557
Intercompany profit elimination	(2,892,344)	(2,974,130)
Total assets	$73,201,692	$73,814,427

Mortgages and other notes payable	$58,484,060	$59,069,569
Other liabilities	5,135,466	4,644,325
Total liabilities	$63,619,526	$63,713,894

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.

A summary of the operating results for this entity follows:

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

Dover Parkade, LLC:
Revenue	$639,762	$665,384	$1,964,558	$1,984,084
Expenses	428,685	499,041	1,399,226	1,504,917
Defeasance & refinancing	-0-	-0-	-0-	799,313
Net income (loss)	$211,077	$166,343	$565,332	($320,146)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Income Taxes:

In the three and nine months ended January 31, 2016, the Company had net operating loss carryforwards to offset operating taxable income generated during the period. On its recently filed tax returns, the Company reduced the tax basis of the Main Street NA Parkade property for the forgiveness of debt by the mortgage holder. As a result, this allowed the Company to preserve its net operating loss carryforwards into the current year. In addition to the benefits of preserving the net operating losses, the Company generated an Alternative Minimum Tax Credit for the taxes it paid. These items are being recognized as a tax benefit during the current quarter by the Company.

However, as a result of the first quarter gain on the voluntary foreclosure of the Putnam, CT shopping center along with gains from sales of real estate, the Company will record current tax expense of $315,000, which included an Alternative Minimum Tax of $72,000 and state income tax of $243,000. The gains from the voluntary disclosure and real estate sales will reduce the net operating losses available to the Company. The utilization of these tax attributes will reduce the Company’s deferred tax asset. The change in the deferred tax asset results in a tax expense of $752,000.

In the three and nine months ended January 31, 2015, the Company had significant net operating loss carryforwards so it was not expected to pay Federal income taxes in the near term.  However, as a result of a forgiveness of debt by the mortgage holder of the Main Street NA Parkade LLC, the Company recorded a gain through debt forgiveness of $5,315,423.  As a result, the Company recorded tax expense of $250,000, which included an Alternative Minimum Tax of $100,000 and state income tax of $150,000.

4.   Litigation:

There has been no change in litigation since April 30, 2015.

5.   Refinancings:

West Springfield, MA – Refinance: On August 15, 2014, the Company refinanced the mortgage on their shopping center in West Springfield, MA in the amount of $10,500,000.  A prior mortgage with a remaining balance of $7,794,014 with an interest rate of 5.52% was paid from the proceeds.  The new mortgage has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only payments for the first two years.  Transaction costs of approximately $110,000 are being amortized over the life of the loan.

Rockland, MA – Refinance: On December 18, 2014, the Company refinanced two mortgages on Rockland in the amount of $1,289,449.  The two prior mortgages with a combined remaining balance of $1,029,833 and interest rates of 7.937% and 11.0% were paid from the proceeds.  The two new mortgages both have an interest rate of 3.0% and have maturity dates of December 1, 2016 and March 1, 2018.  Transaction costs of $108,111 are being amortized over the life of the loans.

Somerville, MA – Refinance: On February 23, 2015, the Company refinanced a mortgage on Clarendon in the amount of $17,564,600.  A prior mortgage with a remaining balance of $13,045,612 with an interest rate of 5.59% was paid from the proceeds.  The new mortgage has an interest rate of 3.75%, calls for monthly payments of $85,088, and has a maturity date of November 1, 2042.  Transaction costs of $312,413 are being amortized over the life of the loan.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cranston, RI – Refinance: On May 28, 2015, the Company refinanced the mortgage on their shopping center in Cranston, RI in the amount of $33,500,000.  A prior mortgage with a remaining balance of $30,235,368 with an interest rate of 5.603% was paid from the proceeds.  The new mortgage has a variable interest rate of 30 day LIBOR plus 1.90% (2.33% at January 31, 2016) and calls for 119 monthly principal payments of $57,279 (along with interest) and one final lump-sum payment of $26,683,779 in May 2025.  Simultaneously, the Company entered into a floating-to-fixed interest rate swap agreement with the bank fixing the interest rate at 4.15%.  Transaction costs of $275,679 are being amortized over 10 years.

CP Associates – Refinance: On June 9, 2015, the Company refinanced a mortgage on their Career Education building in Cranston, RI in the amount of $5,500,000.  A prior mortgage with a remaining balance of $9,442,011 with an interest rate of 1.25% plus 30 day LIBOR (fixed at an effective interest rate of 6.11% through a floating-to-fixed interest rate swap agreement that was also retired) was paid from the proceeds and cash on-hand.  The new mortgage has a fixed interest rate of 3.00% through November 8, 2018, after which it adjusts to be a variable rate equal to 2.50% plus 30 day LIBOR.  Principal payments of $250,000 are due quarterly, with interest payable monthly.  The final payment is due on June 9, 2020, if not sooner paid (there is no prepayment penalty).  Transaction costs of $78,361 are being amortized over 5 years.

6.   Gain on Forgiveness of Debt:

During the nine months ended January 31, 2015, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams, would be reduced from $12,575,423 to $7,260,000.  As of the date hereof, the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender, which resulted in a gain in the amount of $5,315,423 during the year ended April 30, 2015. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,053 on this property.  This impairment reflected the continuing overall economic decline in the geographical area and retail industry that thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center.

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

Conroe, TX – Land Purchase: On December 23, 2015, the Company purchased a parcel of land in Conroe, TX, for $3,125,470 including closing costs.  The Company plans to oversee construction of a retail store with the goal of selling the property shortly after construction is completed.  This purchase was financed with an advance from a new construction loan of $2,253,880, advances from a line of credit (see below) of $694,081, and working capital of $177,509.  Key terms of the construction loan are as follows:

Maximum Loan Amount:	$5,650,000
Maturity Date:	December 24, 2019
Interest Rate:	One Month ICE LIBOR rate, as defined, plus a margin of 2.50% per annum.
Payments:	Interest only payable monthly through February 5, 2017. Thereafter, interest plus principal based on a 25-year amortization at an assumed interest rate payable monthly.

8.   Gain on Voluntary Foreclosure:

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 for the three and nine months ended January 31, 2016 and $5,811 and $93,500 for the three and nine months ended January 31, 2015, respectively.

9.    Line of Credit:

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  There were no borrowings made at inception.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of January 31, 2016, the Company had borrowings of $1,682,928 against this credit line.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Subsequent Events:

On February 3, 2016, the Company sold a property in Vernon, NJ for $9,750,000 that had a cost basis of approximately $8,856,621.  A construction loan with a balance of $5,745,741 was paid off with the proceeds.

On March 23, 2016, the Company purchased a parcel of land adjacent to another Company property in Austin, TX for $3,200,000.  Simultaneously, loan proceeds of $4,512,500 were obtained on both properties to finance the new acquisition and pay off an existing loan of $1,312,500 on the adjacent property.

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

Results of Operations:

Rental Income

Rental income for the three and nine months ended January 31, 2016 and 2015, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Residential	$3,128,168	$2,815,395	$9,130,176	$8,393,912
Commercial	4,568,156	4,440,929	13,556,801	13,823,211
	$7,696,324	$7,256,324	$22,686,977	$22,217,123

The increase in residential rental income for the three and nine months ended January 31, 2016 compared with the prior year was primarily caused by an increase in the subsidy received for the Rockland, MA property, partially offset by increases in concessions and vacancies.

There were no individually significant variances in commercial rental income in the three and nine months ended January 31, 2016 compared with the prior year.  Normal rent rate increases were offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 (see Note 8 of the Financial Statements included within for discussion).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Service Income

Service income for the three and nine months ended January 31, 2016 and 2015 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Management & other fees	$155,263	$122,847	$383,156	$357,123
Preferred developer fees	968,500	1,634,750	4,310,500	5,152,999
	$1,123,763	$1,757,597	$4,693,656	$5,510,122

The decrease in preferred developer fees for the three and nine months ended January 31, 2016 compared to the prior year reflected lower fees received from both CVS and Cumberland Farms.  The decrease for CVS was the result of a recent acquisition that has resulted in them slowing their pipeline for new stores.  This slowdown will continue until CVS determines the impact of this acquisition on new market expansion.  The decrease for Cumberland Farms, primarily in the third quarter, was the result of their desire to halt construction of new stores until the winter weather passes (i.e., late March through June of 2016).

Sales (and Cost of Sales) of Real Estate

On May 28, 2015, the Company sold a parcel of land in Pearland, TX for $1,104,161 (cost of $747,610).

On August 6, 2015, the Company sold a property in Austin, TX for $10,246,021 (cost of $7,761,449).  A construction loan with a balance of $6,106,437 was paid off with the proceeds.

There were costs related to property sales that occurred in the second half of the fiscal year ended April 30, 2015 totaling $199,077 that were recorded in the nine months ended January 31, 2016 as they were not anticipated as of the prior fiscal year end.

In the three and nine months ended January 31, 2015, the Company sold a parcel of land in Huntsville, TX for $6,695,000  (cost of $4,378,062) and another parcel of land in Conroe, TX for $3,875,000 (cost of $2,506,900).

Other Income

The increase in other income for the three and nine months ended January 31, 2016 compared to the prior year was primarily at the liquor store, which obtained a liquor license in December 2014.  Prior to obtaining the liquor license, the store only sold beer and wine.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three and nine months ended January 31, 2016 and 2015, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Residential	$2,624,714	$1,781,353	$7,961,559	$7,494,557
Commercial	2,758,731	2,561,970	7,897,136	7,548,746
	$5,383,445	$4,343,323	$15,858,695	$15,043,303

The increase in residential rental expenses for the three and nine months ended January 31, 2016 from the prior year reflected the capitalization of previously expensed asbestos remediation costs at the Clarendon property in the prior year third quarter as these costs, which are ongoing, were determined to improve the condition and safety of the property and mitigate and prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities.  Also contributing to the increase were higher voucher incentive payments made to Rockland’s tenants in an effort to maximize subsidy income.  Partially offsetting these increases were non-recurring sprinkler and fire damage-related expenses at Clarendon in the prior year.

The increase in commercial rental expenses for the three and nine months ended January 31, 2016 from the prior year    were mainly due to increased costs related to the expansion of our shopping center in Edinburg, TX, partially offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015.

Service Expenses

The increase in service expenses for the nine months ended January 31, 2016 from the prior year reflected higher preferred developer expenses and fees reflecting the ramp-up to full staffing that occurred in the second half of fiscal year 2015 and into fiscal year 2016, as well as salary increases.  The slight decrease in service expenses for the three months ended January 31, 2016 reflected the year-over-year leveling off of the preferred developer expenses.

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses for the three and nine months ended January 31, 2016 compared to the prior year was caused by higher expenses at the liquor store in North Adams, MA, which did not obtain a liquor license until December 2014, partially offset by several employees now focused on the Preferred Developer program and thus no longer performing SG&A duties.  On a full year basis, the increase was partially offset by several employees who were performing SG&A duties in the first six months of the prior year but have since been focused on the Preferred Developer program.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Non-Operating Income (Expense):

Interest Expense

Interest expense for the three and nine months ended January 31, 2016 and 2015, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Commercial	$1,589,866	$1,842,346	$5,020,149	$5,565,713
Residential	611,703	746,780	1,833,175	2,092,073
	$2,201,569	$2,589,126	$6,853,324	$7,657,786

The decrease in commercial interest expense for the three and nine months ended January 31, 2016 compared to the prior year was primarily the result of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 (see Note 8) and savings from the refinancings at Cranston and CP Associates (see Note 5 of the Financial Statements included within for discussion).

The decrease in residential interest expense for the three and nine months ended January 31, 2016 compared to the prior year was the result of the refinancings at Rockland and Clarendon that occurred in December 2014 and February 2015, respectively.

Gain on Voluntary Foreclosure

See Note 8 of the Financial Statements included within for discussion.

Other Income

Other income for the three and nine months ended January 31, 2016 and 2015 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Edinburg EDC contributions	$-0-	$86,200	$-0-	$286,200
Clarendon residual funds	-0-	-0-	189,912	-0-
Investment income	216,746	(44,505)	408,050	110,837
	$216,746	$41,695	$597,962	$397,037

The Company does not expect any more Edinburg EDC contributions after April 30, 2015.  See Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 for further discussion.

During the three and nine months ended January 31, 2016, the Company received $189,912 of residual funds that remained in a reserve account after payoff of the underlying bondholders securitized by the mortgage that was refinanced at Clarendon in February 2015.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS (continued):

Gain on Forgiveness of Debt

During the nine months ended January 31, 2015, a 100% owned subsidiary of the Company, Main Street NA Parkade, LLC signed an agreement that the Mortgage loan secured by the property of Main Street NA Parkade located in North Adams, would be reduced from $12,575,423 to $7,260,000.  As of the date hereof, the Note reflects an outstanding principal balance of $7,260,000 due to a reduction of principal indebtedness through debt forgiveness by Lender, which resulted in a gain in the amount of $5,315,423 during the year ended April 30, 2015. During the year ended April 30, 2014, the Company recorded an impairment loss of $4,027,053 on this property.  This impairment reflected the continuing overall economic decline in the geographical area and retail industry that thwarted the Company’s efforts to replace terminating tenants and generate sufficient cash flows to recover the carrying amount of the shopping center.

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

Loss on Impairment

During the three and nine months ended January 31, 2016, the Company recorded an impairment loss of $330,700 on a non-core property it owns in Wethersfield, CT.  The amount of the impairment loss represented the excess of the cost over the estimated net sales proceeds from the property.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three and nine months ended January 31, 2016 and 2015 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Income from Operations	$105,538	$83,172	$282,666	$239,583
Defeasance and Refinancing	-0-	-0-	-0-	(399,656)
Distributions	90,000	90,000	270,000	750,000
	$195,538	$173,172	$552,666	$589,927

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

During the nine months ended January 31, 2015, the equity in earnings of Dover were charged $399,656, which represented 50% of the direct costs of defeasance on the refinancing of the prior mortgage plus some additional defeasance cost.  As a result of the refinancing, the Company received a distribution of $600,000.

Income Tax Expense (Benefit)

In the three and nine months ended January 31, 2016, the Company had net operating loss carryforwards to offset operating taxable income generated during the period. On its recently filed tax returns, the Company reduced the tax basis of the Main Street NA Parkade property for the forgiveness of debt by the mortgage holder. As a result, this allowed the Company to preserve its net operating loss carryforwards into the current year. In addition to the benefits of preserving the net operating losses, the Company generated an Alternative Minimum Tax Credit for the taxes it paid. These items are being recognized as a tax benefit during the current quarter by the Company.

However, as a result of the first quarter gain on the voluntary foreclosure of the Putnam, CT shopping center along with gains from sales of real estate, the Company will record current tax expense of $315,000, which included an Alternative Minimum Tax of $72,000 and state income tax of $243,000. The gains from the voluntary disclosure and real estate sales will reduce the net operating losses available to the Company. The utilization of these tax attributes will reduce the Company’s deferred tax asset. The change in the deferred tax asset results in a tax expense of $752,000.

In the three and nine months ended January 31, 2015, the Company had significant net operating loss carryforwards so it was not expected to pay Federal income taxes in the near term.  However, as a result of a forgiveness of debt by the mortgage holder of the Main Street NA Parkade LLC, the Company recorded a gain through debt forgiveness of $5,315,423.  As a result, the Company recorded tax expense of $250,000, which included an Alternative Minimum Tax of $100,000 and state income tax of $150,000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS (continued):

Capital Resource and Liquidity

At January 31, 2016, the Company had $5,464,686 of unrestricted cash and cash equivalents. This includes $3,668,389 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $2,159,814 and tenant security deposits held by VIEs of $399,623, are included in restricted cash and cash equivalents.

At January 31, 2016, the Company had $1,366,924 of investments in marketable securities, all of which belongs to partner entities.

The Company believes it has sufficient cash and cash resources to fund operations and debt maturities in the next fiscal year without any new bank borrowings through January 31, 2017. Borrowings for new construction loans or property purchases are unclear at this time.  On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  There were no borrowings made at inception.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of January 31, 2016, the Company had borrowings of $1,682,928 against this credit line.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2016, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        (c). Private Repurchase Stock Plan

On March 29, 2016, the Company’s Board of Directors approved a 10b5-1 Private Repurchase Stock Plan for the repurchase of up to 150,000 shares of the Company's common stock in minimum blocks of 15,000 shares and maximum blocks of 70,000 shares.  All eligible shareholders shall at all times during the transaction hold less than 5% of the issued and outstanding common stock of the Company.  Repurchases may be made at management’s discretion from time-to-time only through privately negotiated transactions pursuant to the terms of the 10b5-1 plan to meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

The privately negotiated purchase price may not to exceed five ($5.00) dollars per share.  The purchases and negotiations may start 15 days after filing of this quarterly report; the program will be suspended for 15 days before the due date of each next quarterly or annual report filing and will resume 15 days after the next successive filing.  The repurchase program may extend up to maximum of 12 months and may be suspended for periods or discontinued at any time.    Any shares acquired under this program will be retired.

The number of shares of common stock of the Company outstanding at a recent date are reflected on the cover sheet of this quarterly report on Form 10-Q.

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                        None

 Item 4.            MINE SAFETY DISCLOSURES

                        Not applicable

Item 5.             OTHER INFORMATION

None

                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Company’s annual meeting of shareholders was held on January 20, 2016 in Hartford, Connecticut.

                        The following nominees were elected as directors by vote indicated:

	For	Against
Neil Ellis	1,912,907	9,808
David Harding	1,913,005	9,710
Jeff Carlson	1,913,005	9,710
John Toic	1,913,005	9,710
William Connolly	1,913,005	9,710

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

First Hartford Corporation
(Registrant)

April 5, 2016	/s/ Neil H. Ellis
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

April 5, 2016	/s/ Eric J. Harrington
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer