Form 10-K
period 2016-04-30
FIRST HARTFORD CORP
filed 2016-08-05
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934.

For the fiscal year ended  April 30, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   X No

As of October 31, 2015, the aggregate market value of the registrant’s common stock (based upon $2.75 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was $2,895,591.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:  2,377,565 as of July 31, 2016.

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

PART I

ITEM 1.           BUSINESS

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (collectively, the “Company”), is engaged in two business segments: 1) the purchase, development, ownership, management and sale of real estate and 2) providing preferred developer services for two corporate franchise operators (i.e., “Fee for Service”).

Business Narrative:

First business segment:

The principal activity of the Company’s first segment of business is the purchase, development, ownership, management and sale of real estate.  The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, Delaware, Kansas, Louisiana, Massachusetts, New Jersey, Rhode Island, and Texas.  Non-residential tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants, and an occasional inquiry by potential tenants at the Company’s on-site offices.  Residential tenants are obtained through advertisements and inquiry at on-site offices.

The Company has a comprehensive investment strategy when it comes to new projects or acquisitions.  Before investing, the Company conducts comprehensive due diligence that includes researching demographics, traffic, nearby vacancies, competition, and nearby market conditions.  After a potential investment has been fully vetted, a decision is made.

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

CVS: The Company has an agreement with CVS to be a preferred developer in Texas within the Rio Grande Valley, Houston, and Western Texas (excluding El Paso and Austin), in New York within Long Island and portions of Rockland County, in Northern New Jersey, in most of Connecticut, and in Louisiana.  This is a fee for service agreement by which the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for CVS Real Estate Committee approval.  Once so approved, the Company will negotiate a purchase or lease of such property and obtain permits.  The Company will invoice 75% of the total fee when the property is purchased or leased and a building permit is issued.  Fees vary based on location and style of the store.  A CVS pre-qualified third party contractor is selected who will work through the Company.  The Company will manage the construction and administrate the contracts and payments.  When a Certificate of Occupancy is obtained, the Company will invoice 15% of the total fee.  After the store is opened and all the open construction items are completed, the Company will invoice 10% of the total fee. Income is recognized as required services, as outlined in the development agreement, are completed.  The entire process will normally take 1-3 years. The volume of revenue from this fee for service agreement is in excess of 10% of the Company’s annual revenue (excluding sales of real estate).  The loss of the CVS contract would have a material adverse effect on the revenues and operations of the Company.

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

The Company’s operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health safety.  There is no significant environmental litigation involving any of the Company’s properties.

The Company has a backlog, or pipeline, of potential development projects with CVS and Cumberland Farms.  The Company does not believe backlog is a useful measure of past performance or continuing performance because the life of each project ranges from one to three years and the number of future projects is not predictable.

The Company’s economic performance and the value of its real estate are subject to the risks incidental to the development, construction and ownership of real estate properties, as well as the economic well-being of its tenants.

Employment: On April 30, 2016, the Company employed 101 people full-time and 32 people part-time.

Competition: The Company competes with many other established companies, many of which are larger and possess substantially greater financial resources and substantially larger staffs.

ITEM 1A.        RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES

The following table shows the location, general character, ownership status, and cost (including leasing cost) of the materially important physical properties of the Company.

Consolidated Subsidiaries - Commercial Properties

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Edinburg, TX	Shopping Center	460,195 sq. ft. JC Penney 22% Academy Sports 17% Burlington Coat Factory 17%, Effective rent per sq. ft. occupied, exclusive of JC Penney (JC Penney owns building) is $10.01, occupied 100%	100% owned by a subsidiary of the Company. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing.	$49,151,133

X	West Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Big Lots 21% Harbor Freight 12%, Effective rent per sq. ft. occupied is $9.29, 92.15% occupied	100% owned by a subsidiary of the Company.	8,072,125

X	North Adams, MA	Shopping Center	131,691 sq. ft. Steeple City Cinema 20% (Company owned); Steeple City Liquor 11% (Company owned); Peebles 14% Planet Fitness 8% Effective rent per sq. ft. occupied – net of 41,067 sq. ft. Company owned $8.45, 82.51% occupied	100% owned by a subsidiary of the Company. Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender.	7,480,974

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries - Commercial Properties (continued):

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Plainfield, CT	Strip Shopping Center	60,154 sq. ft. Big Y 76%, effective rent per sq. ft. occupied is $11.68, 97% occupied	100% owned by a subsidiary of the Company.	4,958,956

	Cranston, RI	Shopping Center	259,218 sq. ft. Kmart 40% Stop & Shop 25% TJ Maxx 9% Effective rent per sq. ft. occupied is $14.22 98.43% occupied	50% owned by a subsidiary of the Company.	27,476,742

	Cranston, RI	College	60,000 sq. ft. Career Education College Effective rent per sq. ft. is $26.68 Currently vacant-leased to 12/31/18	50% owned by a subsidiary of the Company.	10,124,263

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease 100% occupied	50% owned by a subsidiary of the Company.	239,414

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston Effective rent per sq. ft. occupied is $17.75 100% occupied	50% owned by a subsidiary of the Company.	10,132,902

X	Lubbock, TX	Shopping Center	160,555 sq. ft. Steinmart 26% Mardel 25% TJ Maxx 19% Effective rent per sq. ft. occupied is $9.14 96.38% occupied	2.0% owned by a subsidiary of the Company.	5,799,614

ITEM 2.           PROPERTIES (continued):

Consolidated Subsidiaries - Commercial Properties (continued):

The properties listed above contain approximately 1,336,163 rentable sq. ft., of which approximately 46,245 sq. ft., or approximately 3.5%, was vacant at April 30, 2016.  Over the next 10 years, 75 of the current 82 leases will expire as follows:

Year Ended	Number of Leases	Sq. Ft.	Base Rent	Percentage of Base Rent
4/30/17	9	64,076	$862,913	6.20%
4/30/18	8	62,013	$668,966	4.80%
4/30/19	16	240,842	$3,559,289	25.56%
4/30/20	10	131,979	$1,342,223	9.64%
4/30/21	8	111,567	$843,704	6.06%
4/30/22	9	105,977	$1,616,340	11.61%
4/30/23	7	92,000	$967,950	6.95%
4/30/24	3	95,808	$618,647	4.44%
4/30/25	2	38,754	$365,721	2.63%
4/30/26	3	32,709	$353,414	2.54%

Total rental income of these properties for the year ended April 30, 2016 was $17,869,972, of which $4,169,005 is allocated for reimbursement of real estate taxes, common area expenses, and insurance expenses.

The Company does not have any individual tenants that account for 5% or more of the Company’s revenues.

Consolidated Subsidiaries – Residential Properties

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Rockland, MA	Apartments	204 units, low to moderate income, 95% occupied, effective sq. ft. rent - $22.77	.01% owned by a 75% owned subsidiary of the Company.	22,331,048

X	Somerville, MA	Apartments	501 units, low to moderate income, 99% occupied, effective sq. ft. rent - $24.08	.0049% owned by a 75% owned subsidiary of the Company.	48,720,216

ITEM 2.           PROPERTIES (continued):

Non-Consolidated Subsidiaries

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company.	7,629,959

	Dover Township, NJ	Shopping Center	108,084 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.	13,648,066

In addition to the materially important physical properties of the Company listed above, the Company owns several other properties that are being developed or may be developed in the future as opportunities arise. Many of these other properties involve ground lease or build-to-suit deals. In some cases, the land being developed is solely for a single entity, in other cases the land is primarily for a single entity with some excess land retained for future development, and in other cases the land is banked for future potential development. Generally, the Company sells the properties within twelve months after development is completed.

Location of Properties	Use	Anticipated Completion Date	Cost Incurred to Date

New Orleans, LA	Single entity build-to-suit plus shopping center	FY 2017 Q3	14,735,409
Conroe, TX	Single tenant build-to-suit	FY 2017 Q2	5,683,667
Austin, TX	Single tenant ground lease plus additional tenant	FY 2017 Q3	5,371,352
Buda, TX	7.4 acres of land – can support 30,000 sq. ft. development	FY 2018	2,941,605
Conroe, TX	3.4 acres of land – can support 20,000 sq. ft. development	FY 2018	1,960,944
Del Valle, TX	15.6 acres of land – can support 100,000 sq. ft. development	Unknown	1,452,091
All Other Properties Held			2,101,501

Total cost of developed properties and property under construction (excludes non-consolidated subsidiaries)			$228,733,956

The Company also owns properties it is currently holding for sale.  The properties include a single tenant build-to-suit in Stanhope, NJ, vacant land in East Providence, RI, and a single-tenant property in Olathe, KS.  The total cost of these properties as of April 30, 2016 was $15,422,312.

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

There are no proceedings involving officers and directors; see Item 10(f) on Page 50.

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

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2016	High	Low	Dividends Paid Per Common Share
First Quarter	$3.05	$2.00	None
Second Quarter	$3.25	$2.75	None
Third Quarter	$3.00	$2.25	None
Fourth Quarter	$3.00	$2.30	None

2015
First Quarter	$2.20	$1.50	None
Second Quarter	$2.10	$1.51	None
Third Quarter	$2.46	$1.50	None
Fourth Quarter	$2.46	$1.91	None

No dividends have been paid in the past two fiscal years and the Company has no plans or intentions to institute payment of dividends in the foreseeable future.

Sales of common stock on the open-market occur sporadically.  A recent reported sale was for $2.45 per share on May 31, 2016 for a total of 12,000 shares.

The Company repurchased 5,250 shares of common stock during the year ended April 30, 2016 at an average price of $2.73 per share.  These shares were not purchased as part of a publicly announced plan or program.

The Company did not sell any unregistered shares of securities during the year ended April 30, 2016.

There were approximately 345 shareholders of record for the Company’s common stock as of April 30, 2016.

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                        AND ISSUER PURCHASES OF EQUITY SECURITIES (continued):

10b5-1 Private Repurchase Stock Plan: On March 29, 2016, the Company’s Board of Directors approved a 10b5-1 Private Repurchase Stock Plan for the repurchase of up to 150,000 shares of the Company's common stock in minimum blocks of 15,000 shares and maximum blocks of 70,000 shares.  All eligible shareholders shall at all times during the transaction hold less than 5% of the issued and outstanding common stock of the Company.  Repurchases may be made at management’s discretion from time-to-time only through privately negotiated transactions pursuant to the terms of the 10b5-1 plan to meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.  The privately negotiated purchase price may not to exceed $5.00 per share.  The program will be suspended for 15 days before the due date of each quarterly or annual report filing and will resume 15 days after the next successive filing.  The repurchase program may extend up to maximum of 12 months and may be suspended for periods or discontinued at any time.    Any shares acquired under this program will be retired.  Please see the below table for information with respect to repurchases by the Company:

Issuer Repurchases of its Equity Securities

Month of Transactions	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

May 1, 2015 – April 30, 2016[a]	5,250	$2.73	0	0
May 11, 2016 [b]	25,000	$3.00	25,000	125,000

TOTAL	30,250	$2.95	25,000	125,000

  The transactions comprised of the acquisition of the 5,250 shares were not conducted pursuant to a publicly announced program, and therefore are discontinued.

  The transactions comprised of the acquisition of the 25,000 shares required pursuant to the March 29, 2016 publicly announced 10b5-1 Private Repurchase Stock Plan.

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

RESULTS OF OPERATIONS

Rental Income

Rental income for the years ended April 30, by type of tenant, follows:

	2016	2015
Residential	$12,117,191	$11,121,786
Commercial	18,299,709	18,191,994
	$30,416,900	$29,313,780

The increase in residential rental income was primarily caused by an increase in the subsidy received for the Rockland, MA property, partially offset by increases in concessions and vacancies.

There were no individually significant variances in commercial rental income.  Normal rent rate increases and rental income received on development properties awaiting sale were offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 (see Note 16 to the Financial Statements included within for discussion).

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Service Income

Service income for the years ended April 30 is made up of the following:

	2016	2015
Preferred Developer Fees	$6,298,250	$6,795,500
Management and Other Fees	492,845	463,587
	$6,791,095	$7,259,087

Preferred developer fees are from CVS and Cumberland Farms.  The decrease in preferred developer fees reflected lower fees received from CVS.  The decrease for CVS was the result of a recent acquisition that has resulted in the slowing of their pipeline for new stores.  This slowdown will continue until CVS determines the impact of this acquisition on new market expansion.  Preferred developer fees for Cumberland Farms were flat year-over-year.

Management fees are mainly from the Claymont, DE project.

Sales (and Cost of Sales) of Real Estate

When profitable opportunities arise, the Company will buy and sell certain properties.  The Company had several purchases and sales of real estate in fiscal years 2016 and 2015.  While the Company expects to continue to discover more opportunities going forward, there are no guarantees that they will be discovered or, if discovered, be of the magnitude and profitability of recent real estate sales.

During the year ended April 30, 2016, the Company had three significant sales of real estate, as follows: 1) sold a parcel of land in Pearland, TX for $1,104,161 (cost of $766,786), 2) sold a property in Austin, TX for $10,246,021 (cost of $7,800,521), and 3) sold a property in Vernon, NJ for $9,750,000 (cost of $8,906,639).  There were also costs related to property sales that occurred in the fiscal year ended April 30, 2015 totaling $199,077 that were not anticipated as of the prior fiscal year end.

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Operating Costs and Expenses

Rental Expenses

Rental expense for the years ended April 30, by type of tenant, follows:

Residential	2016	2015
Depreciation and Amortization	$2,218,905	$2,222,546
Other Rental Expenses	8,305,098	7,941,247
	$10,524,003	$10,163,793
Commercial
Depreciation and Amortization	$3,300,138	$3,585,607
Other Rental Expenses	6,904,291	6,684,493
	$10,204,429	$10,270,100

Total	$20,728,432	$20,433,893

The increase in residential rental expenses reflected the capitalization of previously expensed asbestos remediation costs at the Clarendon property in the prior year third quarter as these costs, which are ongoing, were determined to improve the condition and safety of the property and mitigate and prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities.  Also contributing to the increase were higher voucher incentive payments made to Rockland’s tenants in an effort to maximize subsidy income.  Partially offsetting these increases were non-recurring sprinkler and fire damage-related expenses at Clarendon in the prior year and lower snow removal expenses due to the mild winter.

The slight decrease in commercial rental expenses was mainly due to the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015, partially offset by increased costs related to the expansion of our shopping center in Edinburg, TX.

Service Expenses

Service expenses for the years ended April 30 is made up of the following:

	2016	2015
Preferred Developer Expenses and Other Costs	$3,677,113	$2,437,779
Fees	2,018,680	2,008,001
	$5,695,793	$4,445,780
Construction and Other Costs	95,382	118,773
	$5,791,175	$4,564,553

The increase in service expenses reflected higher preferred developer expenses and fees reflecting the ramp-up to full staffing that occurred in the second half of fiscal year 2015 and into fiscal year 2016, as well as salary increases.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Selling, General and Administrative Expenses (“SG&A”)

The increase in SG&A expenses was caused by higher expenses at the liquor store in North Adams, MA, which did not obtain a liquor license until December 2014, partially offset by several employees now focused on the Preferred Developer program and thus no longer performing SG&A duties.

Non-Operating Income (Expense):

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

The equity in earnings (losses) of unconsolidated subsidiaries is broken down as follows:

	2016	2015
Income from Operations	$306,851	$350,276
Defeasance and Refinancing	-0-	(399,656)
Distributions	360,000	840,000
Equity in Earnings of Unconsolidated Subsidiary	$666,851	$790,620

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued);

RESULTS OF OPERATIONS (continued):

Other Income

Other income is broken down as follows:

	2016	2015
Edinburg Economic Development Corporation contributions	$-0-	$2,391,850
Investment Income	416,811	172,399
Clarendon Residual Funds	189,912	-0-
Total	$606,723	$2,564,249

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

The increase in investment income was caused by realized gains on sales on investments in part to help finance the refinancing at CP Associates as discussed in Note 3 to the Consolidated Financial Statements.  Note that unrealized investment gains are recorded in equity.

During the year ended April 30, 2016, the Company received $189,912 of residual funds that remained in a reserve account after payoff of the underlying bondholders securitized by the mortgage that was refinanced at Clarendon in February 2015.

Gain (Loss) on Derivatives (Non-Cash)

The Company, through its 50% owned consolidated subsidiaries, has entered into two separate floating-to-fixed interest rate swap agreements with banks that expire in May 2025 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income.  Note that the change in fair value recorded through income is a non-cash item.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued):

RESULTS OF OPERATIONS (continued):

Gain on Forgiveness of Debt

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

The Note is non-recourse.

Amended and Restated Escrow and Security Agreement:

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

Gain on Voluntary Foreclosure

On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, CT in the amount of approximately $4,700,000.  The rentable space of the shopping center was 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 and $53,003 for the years ended April 30, 2016 and 2015, respectively.

Loss on Impairment

During the year ended April 30, 2016, the Company recorded an impairment loss of $330,700 on a non-core property it owns in Wethersfield, CT.  The amount of the impairment loss represented the excess of the cost over the estimated net sales proceeds from the property.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (continued):

Interest Expense

Interest expense for the years ended April 30, by type of tenant, follows:

	2016	2015
Residential	$2,516,383	$2,873,915
Commercial	6,852,573	7,352,422
	$9,368,956	$10,226,337

The decrease in residential interest was the result of the refinancings at Rockland and Clarendon that occurred in December 2014 and February 2015, respectively.

The decrease in commercial interest expense was primarily the result of the voluntary foreclosure of the Putnam, CT property on June 5, 2015 and savings from the refinancings at Cranston and CP Associates (see Note 3 of the Financial Statements included within for discussion).

Income Tax Expense (Benefit)

See Note 10 to the Company’s financial statements for information about the effective income tax rate.

As of April 30, 2016, the Company has a net deferred tax asset in the amount of $2,130,776. The net deferred tax asset includes Federal net operating loss carryforwards of $3,657,878 that are available to offset future Federal taxable income. The Company has recorded $1,426,572 as the potential tax effect. In addition, the Company has recorded a net deferred asset in the amount of $368,442, which represents a basis difference in real estate assets owned by the Company. It also has an Alternative Minimum Tax (AMT) credit of $261,054.  Lastly, no valuation allowance has been recorded based on anticipated future profitability being able to fully utilize the net operating loss carryforwards and future depreciation benefits.

Capital Resources and Liquidity

At April 30, 2016, the Company had $5,982,506 of unrestricted cash and cash equivalents.  This includes $3,310,665 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, of $1,664,214 and tenant security deposits held by VIEs of $406,749 are included in restricted cash and cash equivalents.

At April 30, 2016, the Company had $1,601,795 of investments in marketable securities, all of which belongs to partner entities.

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.  On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of April 30, 2016, the Company had borrowings of $1,694,091 against this credit line.  The Company also obtained another credit line as part of its purchase of land in Austin, TX as described in Note 17 to the Company’s financial statements. This $2,760,000 line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of April 30, 2016, the Company had borrowings of $958,000 against this credit line.

This discussion and analysis of financial condition and results of operations is based on the Company’s Consolidated Financial Statements contained in Item 8 in this Annual Report.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (concluded):

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

Financial statements begin on page 22.  See the index to Financial Statements in Item 15.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

No change in the Company’s principal independent accountants occurred during the Company’s two most recent fiscal years or any subsequent interim period, nor did any disagreements occur with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure that would require a current report on Form 8-K.

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

ITEM 9A.        CONTROLS AND PROCEDURES (concluded)

Management’s Report on Internal Control over Financial Reporting (concluded)

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2016, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

Changes in Internal Control over Financial Reporting

During the years ended April 30, 2016 and 2015, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ deficiency and cash flows for each of the years in the two-year period ended April 30, 2016.  First Hartford Corporation and Subsidiaries’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Hartford Corporation and Subsidiaries as of April 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP
Glastonbury, Connecticut
August 5, 2016

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2016 AND 2015

ASSETS

	2016	2015
Real estate and equipment:
Developed properties and property under construction (including $74,693,823 in 2016 and $72,621,441 in 2015 for VIEs)	$228,733,956	$211,318,882
Equipment and tenant improvements (including $2,425,896 in 2016 and $2,353,355 in 2015 for VIEs)	3,763,420	3,663,080
	232,497,376	214,981,962
Less accumulated depreciation and amortization (including $13,827,009 in 2016 and $11,786,480 in 2015 for VIEs)	42,654,076	39,149,517
	189,843,300	175,832,445

Property held for sale	15,422,312	342,175

Cash and cash equivalents (including $1,507,163 in 2016 and $1,067,182 in 2015 for VIEs)	5,982,506	9,698,341

Cash and cash equivalents – restricted (including $406,749 in 2016 and $418,110 in 2015 for VIEs)	2,070,963	948,721

Marketable securities (including $1,601,795 in 2016 and $2,029,684 in 2015 for VIEs)	1,601,795	3,964,398

Accounts and notes receivable, less allowance for doubtful accounts of $769,961 in 2016 and $694,849 in 2015 (including $27,651 in 2016 and $687,468 in 2015 for VIE’s)	3,959,574	4,848,217

Other receivables	5,956,103	12,080,979

Deposits and escrow accounts (including $4,137,450 in 2016 and $5,126,568 in 2015 for VIEs)	9,937,588	9,671,401

Prepaid expenses (including $306,547 in 2016 and $275,419 in 2015 for VIEs)	1,438,759	1,184,170

Deferred expenses, net (including $184,722 in 2016 and $201,583 in 2015 for VIEs)	2,952,630	4,348,892

Investment in affiliates	100	100

Due from related parties and affiliates	159,954	664,909

Deferred tax asset	2,130,776	2,802,007

Total assets	$241,456,360	$226,386,755

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2016 AND 2015
(continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2016	2015
Liabilities:
Mortgages and other notes payable:
Construction loans payable	$68,031,502	$55,553,207
Mortgages payable (including $56,580,047 in 2016 and $57,364,872 in 2015 for VIEs)	149,119,630	146,507,036
Notes payable (including $1,704,697 in 2016 and $1,704,697 in 2015 for VIEs)	1,744,697	1,744,697
Lines of credit	2,652,091	-0-
Less: Deferred debt issuance costs (including $1,151,746 in 2016 and $1,218,989 in 2015 for VIEs)	(1,837,083)	(1,656,088)
	219,710,837	202,148,852

Accounts payable (including $961,884 in 2016 and $1,224,988 in 2015 for VIEs)	3,701,702	3,399,900
Other payables	8,843,015	13,588,295
Accrued liabilities (including $3,254,953 in 2016 and $3,178,121 in 2015 for VIEs)	6,124,930	5,852,198
Derivative liability	4,693,209	2,515,330
Deferred income (including $254,576 in 2016 and $241,216 in 2015 for VIEs)	677,694	546,313
Other liabilities	1,654,361	1,961,212
Due to related parties and affiliates (including $430,269 in 2016 and $415,018 in 2015 for VIEs)	602,121	486,951
Total liabilities	246,007,869	230,499,051

Commitments and Contingencies

Shareholders’ Equity (Deficiency):
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,298,609 in 2016 and 2015, outstanding 2,404,590 and 2,409,840 in 2016 and 2015, respectively	3,298,609	3,298,609

Capital in excess of par	5,198,928	5,198,928
Accumulated deficit	(8,600,495)	(10,368,421)
Accumulated other comprehensive income (loss)	-0-	95,815
Treasury stock, at cost, 894,019 and 888,769 shares in 2016 and 2015, respectively	(4,984,416)	(4,970,082)
Total First Hartford Corporation	(5,087,374)	(6,745,151)

Noncontrolling interests	535,865	2,632,855
Total shareholders’ equity (deficiency)	(4,551,509)	(4,112,296)

Total liabilities and shareholders’ equity (deficiency)	$241,456,360	$226,386,755

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

	2016	2015
Revenues:
Rental income	$30,416,900	$29,313,780
Service income	6,791,095	7,259,087
Sales of real estate	21,100,182	30,401,052
Other revenues	3,555,335	2,565,740
	61,863,512	69,539,659

Operating costs and expenses:
Rental expenses (includes depreciation and amortization of $5,519,043 and $5,808,153 in 2016 and 2015, respectively)	20,728,432	20,433,893
Service expenses	5,791,175	4,564,553
Cost of real estate sales	17,673,023	22,372,594
Selling, general and administrative expenses	7,141,236	6,773,993
	51,333,866	54,145,033

Income from operations	10,529,646	15,394,626

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	666,851	790,620
Other income	606,723	2,564,249
Loss on derivatives (non-cash)	(2,177,879)	(104,157)
Gain on forgiveness of debt	-0-	5,315,423
Gain on voluntary foreclosure	2,649,850	-0-
Loss on impairment	(330,700)	-0-
Interest expense	(9,368,956)	(10,226,337)
	(7,954,111)	(1,660,202)

Income before income taxes	2,575,535	13,734,424

Income tax expense (benefit)	932,147	(2,210,181)

Consolidated net income	1,643,388	15,944,605

Net loss attributable to noncontrolling interests	124,538	908,991

Net income attributable to First Hartford Corporation	$1,767,926	$16,853,596

Net income per share – basic	$0.73	$6.99

Net income per share – diluted	$0.73	$6.99

Shares used in basic per share computation	2,407,526	2,411,480
Shares used in diluted per share computation	2,407,526	2,411,480

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

	2016	2015

Consolidated net income	$1,643,388	$15,944,605

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	(466,872)	269,975

Total comprehensive income	1,176,516	16,214,580

Amounts attributable to noncontrolling interests:
Net loss	124,538	908,991
Unrealized losses on marketable securities	371,057	208,473

	495,595	1,117,464

Comprehensive income attributable to First Hartford Corporation	$1,672,111	$17,332,044

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income*	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Balance, April 30, 2014	$3,298,609	$5,198,928	$(27,222,017)	$34,313	$(4,964,884)	$(23,655,051)	$4,213,521	$(19,441,530)

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(880,148)	(880,148)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(5,198)	(5,198)	-0-	(5,198)

Net income (loss)	-0-	-0-	16,853,596	-0-	-0-	16,853,596	(908,991)	15,944,605

Unrealized gain on marketable securities	-0-	-0-	-0-	61,502	-0-	61,502	208,473	269,975

Balance, April 30, 2015	3,298,609	5,198,928	(10,368,421)	95,815	(4,970,082)	(6,745,151)	2,632,855	(4,112,296)

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(1,601,395)	(1,601,395)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(14,334)	(14,334)	-0-	(14,334)

Net income (loss)	-0-	-0-	1,767,926	-0-	-0-	1,767,926	(124,538)	1,643,388

Unrealized loss on marketable securities	-0-	-0-	-0-	(95,815)	-0-	(95,815)	(371,057)	(466,872)

Balance, April 30, 2016	$3,298,609	$5,198,928	$(8,600,495)	$ -0-	$(4,984,416)	$(5,087,374)	$535,865	$(4,551,509)

*Consists exclusively of net unrealized gains (losses) on available-for-sale marketable securities.

See accompanying notes.

27

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

	2016	2015
Operating activities:

Consolidated net income	$1,643,388	$15,944,605
Adjustments to reconcile consolidated net income
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of
distributions of $360,000 in 2016 and $840,000 in 2015	(306,851)	49,380
Gain on sale of real estate	(3,427,159)	(8,028,458)
Gain on voluntary foreclosure	(2,649,850)	-0-
Loss on impairment	330,700	-0-
Forgiveness of debt	-0-	(5,315,423)
Depreciation of real estate and equipment	5,210,982	5,342,339
Amortization of deferred expenses	388,414	382,156
Deferred income taxes	671,231	(2,802,007)
Loss on derivatives	2,177,879	104,157
Changes in operating assets and liabilities:
Accounts, notes and other receivables	6,998,755	4,180,336
Deposits and escrows	(459,504)	(5,764,162)
Prepaid expenses	(260,531)	(258,264)
Deferred expenses	821,944	(3,283,958)
Cash and cash equivalents – restricted	(1,122,242)	(179,490)
Accrued liabilities	272,732	384,491
Deferred income	169,398	(308,808)
Accounts and other payables	(4,443,478)	(174,447)
Net cash provided by operating activities	6,015,808	272,447

Investing activities:
Investments in marketable securities	(3,189,006)	(349,943)
Proceeds from sale of marketable securities	5,084,737	1,561,768
Purchases of equipment and tenant improvements	(193,541)	(23,788)
Proceeds from sales of real estate	21,100,182	30,401,052
Additions to developed properties and property under construction	(53,846,161)	(37,085,890)
Net cash (used in) investing activities	(31,043,789)	(5,496,801)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015
(continued)

	2016	2015
Financing activities:

Purchase of treasury stock	$(14,334)	$(5,198)
Distributions to noncontrolling interests	(1,601,395)	(880,148)
Proceeds from:
Construction loans	24,343,442	21,824,319
Mortgages	11,752,500	8,766,598
Notes	-0-	40,000
Credit lines	3,140,928	-0-
Principal payments on:
Construction loans	(11,865,147)	(15,587,597)
Mortgages	(4,575,136)	(5,252,298)
Notes	-0-	-0-
Credit lines	(488,837)	-0-
Advances to related parties and affiliates, net	620,125	(483,866)
Net cash provided by financing activities	21,312,146	8,421,810

Net change in cash and cash equivalents	(3,715,835)	3,197,456
Cash and cash equivalents, beginning of year	9,698,341	6,500,885

Cash and equivalents, end of year	$5,982,506	$9,698,341

Cash paid during the year for interest	$8,952,062	$9,855,616
Cash paid during the year for income taxes	$762,994	$158,577

Debt refinancing in 1st quarter:
New mortgage loan	$39,000,000	$-0-
Debt reduced	(39,723,828)	(-0-)
Net cash from refinancing in 1st quarter	$(723,828)	$-0-

Debt refinancing in 2nd quarter:
New mortgage loan	$-0-	$10,500,000
Debt reduced	(-0-)	(7,794,014)
Net cash from refinancing in 2nd quarter	$-0-	$2,705,986

Debt refinancing in 3rd quarter:
New mortgage loan	$-0-	$1,289,449
Debt reduced	(-0-)	(1,029,833)
Net cash from refinancing in 3rd quarter	$-0-	$259,616
Debt refinancing in 4th quarter:
New mortgage loan	$-0-	$17,564,600
Debt reduced	(-0-)	(13,088,604)
Net cash from refinancing in 4th quarter	$-0-	$4,475,996

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies:

Description of Business

First Hartford Corporation (the Company) was incorporated in Maine in 1909 and is engaged in the purchase, development, ownership, management and sale of real estate, all of which is considered the “Real Estate Operation” segment.  The Company has a second segment “Fee for Service” in which the Company is engaged as a preferred developer for CVS and Cumberland Farms (see Service Income to follow).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all other entities in which the Company has a controlling financial interest.  The latter includes those in which the Company has been determined to be the primary beneficiary of a variable interest entity or otherwise meets certain criteria as a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification.  As such, included in the consolidated financial statements are the accounts of Rockland Place Apartments Limited Partnership and Clarendon Hill Somerville Limited Partnership.  The Company’s ownership percentage in these variable interest entity partnerships is nominal.  All intercompany balances and transactions have been eliminated in consolidation.

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
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Service Income - The Company is party to Preferred Developer Agreements with CVS and Cumberland Farms.  Under these agreements, the Company’s fee for such services provided is recognized as earned when services, as outlined in the development agreements, are provided. Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2016 and 2015 were $4,767,000 and $5,260,500, respectively. Fees earned for Cumberland Farms during the years ended April 30, 2016 and April 30, 2015 were $1,531,250 and $1,535,000, respectively.  These fees are included in service income in the consolidated statements of income.

The Company also provides management and maintenance services to others.  Fees for such services provided are recognized in service income as earned when services are provided.

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.  For the years ended April 30, 2016 and 2015, the Company had sales of $21,100,182 and $30,401,052, respectively.  The cost of the property sold was $17,673,023 and $22,372,594 for 2016 and 2015, respectively.  None of the property sold was otherwise providing significant ongoing cash flows to the Company.

Construction Income - The Company primarily develops real estate for its own use.  However, revenues from long-term projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  There were no long-term construction projects or revenue for the years ended April 30, 2016 and 2015.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with these activities but not yet funded were $7,478,581 and $12,484,551 as of April 30, 2016 and 2015 respectively, and have been included as “other payables” in the consolidated balance sheets.  Related reimbursements due from CVS were $5,956,103 and $12,080,979 as of April 30, 2016 and 2015, respectively, and have been included in “other receivables” in the consolidated balance sheets.

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
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

The Company capitalizes labor cost for direct work by offsite staff on specific projects.  In the year ended April 30, 2016, $131,028 was capitalized.  In the year ended April 30, 2015, $189,223 was capitalized.

Property Held for Sale

The Company classifies property as “held for sale” if management commits to sell the property and actively markets the property to potential buyers at fair market value, the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such property, and the sale is probable within one year.

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
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies (continued):

Deferred Expenses (concluded):

Leasing costs incurred, primarily commissions, are capitalized for signed leases and included in deferred expenses in the accompanying consolidated balance sheets.  Such costs are amortized using the straight-line method over the terms of the related leases.  The unamortized balance of such cost was $1,086,042 and $1,119,179 as of April 30, 2016 and 2015, respectively.

Amortization expense for the next five years is expected to be as follows:

Year Ending April 30,
2017	$205,198
2018	195,206
2019	152,902
2020	86,571
2021	71,785
Thereafter	374,380
Total	$1,086,042

Investment in Affiliated Entities

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (“Dover”).  The Company has a 50% interest in Dover which owns a shopping center in Dover Township, NJ.  The operating and financial policies of Dover are not controlled by the Company.  For years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions. To 2009, losses and distributions from Dover exceeded the Company’s investment.  Since then, distributions from Dover have been credited to income. The resulting carrying value of this investment of ($1,654,361) as of April 30, 2016 and ($1,961,212) as of April 30, 2015 is included in other liabilities.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 208 unit subsidized housing project in Claymont, Delaware.  The Company is a non-controlling .01% limited partner in the entity.  The Company’s investment is carried at cost of $100. A subsidiary of the Company is the managing agent.

The Company recorded equity in earnings of unconsolidated subsidiaries of $666,851 and $790,620 for the years ended April 30, 2016 and 2015, respectively, which includes significant distributions.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Level 1

Marketable Securities – Common and Preferred Stocks

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date.  As of April 30, 2016 and 2015, investments consist of equity securities, which are classified as available for sale.  Investments in marketable securities are stated at fair value.  Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency. Net unrealized losses of $466,872 as of April 30, 2016 and gains of $269,975 as of April 30, 2015 are included in accumulated other comprehensive (loss) income and noncontrolling interests. Gains or losses on securities sold are based on the specific identification method.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies (continued):

Fair Value Measurements (concluded):

Level 2

Derivative Instruments

The Company, through its 50% owned consolidated subsidiaries, has entered into two separate floating-to-fixed interest rate swap agreements with banks that expire in May 2025 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations.  The loss on derivatives incurred during the years ended April 30, 2016 and 2015 totaled $2,177,879 and $104,157, respectively, and the Company has recorded a liability of $4,693,209 and $2,515,330 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2016 and 2015, respectively.

Level 3

Debt

A VIE of the Company assumed a third mortgage note with MHFA on November 1, 2006, having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. The VIE has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan was recorded at its estimated fair value on the date of acquisition. The fair value of the third mortgage note has been determined based on the fair value of the property on the acquisition date less the primary loan balances.  As of April 30, 2016, the carrying amount of the loan was $1,828,910.

There have been no significant transfers between Level 1 and Level 2.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount might not be recovered.

  Income Taxes

Deferred income taxes are provided on the differences between the financial statement and income tax bases of assets and liabilities and on net operating loss carryforwards using the enacted tax rates.

A valuation allowance would be provided for deferred income tax assets for which realization is not likely in the near term.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies (continued):

  Income Taxes (concluded):

As of April 30, 2016 and 2015, the Company has no significant uncertain income tax positions.  The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense. During the years ended April 30, 2016 and 2015, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company received a notice from the Internal Revenue Service dated November 29, 2012 that the Service has completed its examination of the Company’s Federal income tax return for the period ended April 30, 2010.  The examination resulted in no change in reported tax.  The determination does not include any partnerships in which the Company has an interest.  The statute of limitations is three years unless there is fraud or substantial understatement of income. Therefore, tax returns for fiscal years 2013-2016 are open to examination by Federal, local and state authorities.

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year.  Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants using the “treasury stock” method. There were no options outstanding at April 30, 2016 or April 30, 2015.

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

In February 2015, the FASB issued a standard that amends the current consolidation guidance.  The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models.  The changes are extensive and apply to all companies.  The need to assess an entity under the different consolidation model may change previous consolidation conclusions.  The standard is effective in fiscal periods beginning after December 15, 2015 with early adoption permitted.  The Company has evaluated the impact of the new guidance on its consolidated financial statements and concluded that it has no impact on its consolidated financial statements.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies (continued):

New Accounting Pronouncements (concluded):

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The new guidance is applied on a retrospective basis for each period presented in the balance sheet. The Company has implemented this ASU and, accordingly, deferred debt issuance costs of $1,656,088 that were previously recorded in deferred expenses in the April 30, 2015 balance sheet are now recorded as a separate item called deferred debt issuance costs in the debt section of the April 30, 2015 balance sheet.

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
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

2.	Consolidated Variable Interest Entities (concluded):

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Association, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.  The option price is the greater of:

a.       Outstanding debt and taxes, or

b.      Fair market value of the property

The assets at April 30, 2016 and 2015 of the consolidated VIEs (Rockland and Clarendon) that can be used only to settle their obligations and the liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets as follows:

	April 30,
	2016	2015

Real estate and equipment, net	$65,735,521	$65,746,701
Other assets	8,195,007	9,822,867
Total assets	73,930,528	75,569,568

Intercompany profit elimination	(2,863,451)	(2,974,130)
Consolidated	$71,067,077	$72,595,438

Mortgages and other notes payable	$57,132,998	$57,850,580
Other liabilities	4,471,413	4,644,325
Total liabilities	$61,604,411	$62,494,905

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon. Combined revenues for Rockland and Clarendon were $12,117,191 for the year ended April 30, 2016 and $11,121,786 for the year ended April 30, 2015. The combined net loss for Rockland and Clarendon was $390,055 for the year ended April 30, 2016 and $1,764,208 for the year ended April 30, 2015. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

Trolley Barn’ s only asset is approximately seven acres of land in Cranston, RI.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

3.	Construction Loans, Mortgages, Notes Payable, and Lines of Credit:

Information about the Company’s debt follows:

	2016	2015
Construction loans and mortgages payable with interest rates ranging from
zero to 7.25% at April 30, 2016 and 2015 and maturities at various dates through 2056.	$217,151,132	$202,060,243

Notes payable with interest rates ranging from zero to 4.40% at
April 30, 2016 and 2015 and maturities ranging from 2025 to 2050.	1,744,697	1,744,697

Lines of credit with interest rates ranging from 3.0% to 3.4% at April 30, 2016 and maturities ranging from January 31, 2017 to June 30, 2017.	2,652,091	-0-

	221,547,920	203,804,940

Less deferred debt issuance costs	(1,837,083)	(1,656,088)

	$219,710,837	$202,148,852

As of April 30, 2016 and 2015, $420,906 and $57,624 of interest was capitalized.

Aggregate principal payments due on the above debt for each of the years succeeding April 30, 2016 are as follows:

Year Ending April 30,

2017	$30,092,123
2018	25,773,334
2019	3,138,909
2020	5,376,865
2021	2,296,650
Thereafter	154,870,039
$221,547,920

Substantially all real estate owned is pledged as collateral for construction and mortgage loans.

Refinancings:

West Springfield, MA – Refinance: On August 15, 2014, the Company refinanced the mortgage on its shopping center in West Springfield, MA in the amount of $10,500,000.  A prior mortgage with a remaining balance of $7,815,897 with an interest rate of 5.52% was paid from the proceeds.  The new mortgage has an interest rate of 4.60% with a 30 year amortization and duration of 10 years, calls for interest only for the first two years.  Transaction costs of $110,000 are being amortized over the life of the loan.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

3.	Construction Loans, Mortgages, Notes Payable, and Lines of Credit (concluded):

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

Somerville, MA - Refinance: On February 23, 2015, the Company refinanced a mortgage on Clarendon in the amount of $17,564,600.  A prior mortgage with a remaining balance of $13,045,612 with an interest rate of 5.59% was paid from the proceeds.  The new mortgage has an interest rate of 3.75%, calls for monthly payments of $85,088, and has a maturity date of November 1, 2042.  Transaction costs of $312,413 are being amortized over the life of the loan.

Cranston, RI – Refinance: On May 28, 2015, the Company refinanced the mortgage on their shopping center in Cranston, RI in the amount of $33,500,000.  A prior mortgage with a remaining balance of $30,235,368 with an interest rate of 5.603% was paid from the proceeds.  The new mortgage has a variable interest rate of 30 day LIBOR plus 1.90% (2.34% at April 30, 2016) and calls for 119 monthly principal payments of $57,279 (along with interest) and one final lump-sum payment of $26,683,779 in May 2025.  Simultaneously, the Company entered into a floating-to-fixed interest rate swap agreement with the bank fixing the interest rate at 4.15%.

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

Lines of Credit:

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of April 30, 2016, the Company had borrowings of $1,694,091 against this credit line.

The Company also obtained another credit line, in the amount of $2,760,000, as part of its purchase of land in Austin, TX as described in Note 17. This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of April 30, 2016, the Company had borrowings of $958,000 against this credit line.

4.	Public Infrastructure Reimbursements and Other Incentives:

In connection with the Company’s development and construction of a shopping center owned and operated by the Company in the City of Edinburg, TX, the Company entered into an Economic Development Agreement dated February 20, 2007 with the City of Edinburg and other local non-profit corporations.  In connection with the agreement, the Company received reimbursements of public infrastructure costs incurred by the Company in addition to other cash incentives.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

4.	Public Infrastructure Reimbursements and Other Incentives (concluded):

Public Infrastructure Reimbursements

During the year ended April 30, 2010, the Company recognized a receivable from the City of Edinburg and reduction of the cost of the shopping center of $8,000,000 for the reimbursement of eligible public infrastructure costs incurred by the Company.  The reimbursement was payable solely by the City of Edinburg from proceeds of public infrastructure bonds and/or from proceeds from 50% of the City’s dedicated 1% sales tax generated from the shopping center.  The Company received the final $1,788,467 in reimbursements of eligible public infrastructure costs in the year ended April 30, 2015.  There is no remaining receivable at April 30, 2016 or April 30, 2015.

Other Cash Incentives

In connection with the agreements, the Company also received contributions from the Edinburg Economic Development Corporation (“EEDC”) of up to $4,000,000 as its .5% share of sales tax revenue generated from the shopping center.  Such nonreciprocal transfers of the Company’s share of sales taxes generated are recorded by the Company as other non-operating income when received.  The Company received $-0- and $2,391,850 from the EEDC for the years ended April 30, 2016 and 2015, respectively.  The Company does not expect any more income from this agreement.

5.	Pledge of Stock in Subsidiaries:

For an extended period of time the Company was unable to obtain financing (secured or unsecured) without the personal guarantees of the Chairman of the Company.  To some degree, the Company has recently been able to obtain financing without a guarantee, but generally guarantees continue to be a necessary component to some construction loans.  In the past, the Company has provided pledges of the stock of its subsidiaries to the Chairman of the Company as protection from personal losses due to his guarantees.  These pledges are expected to stay in place until the guarantees are eliminated.

The Chairman of the Company has guaranteed the following outstanding amounts at April 30, 2016:

Mortgage loan – Edinburg, TX	$1,284,400
Mortgage loan – Manchester, CT (Company HQ)	$214,763
Land loan – Buda, TX	$1,505,000

In the event that the Chairman is called upon to pay on any of the above guarantees, the Company would become liable to him.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

6.	Related Party Transactions:

Included in amounts due from related parties and affiliates is $157,288 and $157,288 at April 30, 2016 and 2015 relating to funds borrowed from Hartford Lubbock Limited Partnership by Green Manor Corp., which owns Journal Publishing and owns 98.01% of Hartford Lubbock Limited Partnership. These funds were borrowed some years ago (prior to consolidation).

Included in amounts due from related parties and affiliates is $-0- and $500,000 at April 30, 2016 and 2015 relating to funds provided to Cranston Brewery LLC by CP Associates, LLC, a 50% owned subsidiary of the Company.  Cranston Brewery LLC owns the other 50% of CP Associates, LLC.

Included in amounts due to related parties and affiliates is $502,091 and $486,840 payable to Cranston Brewery LLC at April 30, 2016 and 2015, respectively. Cranston Brewery LLC is an affiliate but not owned by the Company. The amount due represents its funding of operations of Trolley Barn Associates (50%). The Company’s advances to Trolley Barn Associates were eliminated in consolidation.

Included in amounts due to related parties and affiliates is $80,000 and $-0- payable to New Folly Brook Commons, LLC at April 30, 2016 and 2015, respectively. New Folly Brook Commons, LLC is owned by the Chairman of the Company. The amount due represents the remaining balance for condominiums sold by New Folly Brook Commons, LLC to a subsidiary of the Company.

Included in amounts due to related parties and affiliates is $20,000 and $-0- payable to the Chairman of the Company at April 30, 2016 and 2015, respectively.  The amount due represents a short-term loan to Hartford Lubbock Limited Partnership.

7.	Stock Option Plan:

The Company does not have a stock option plan.

During the years ended April 30, 2016 and 2015, no options were granted or exercised.

8.	Employee Retirement Plan:

The Company had adopted a SIMPLE IRA through December 31, 2015.  This plan was replaced by a 401(k) Plan on January 1, 2016. Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 4% of each participating employee’ s annual salary (was 3% under the SIMPLE IRA).  Pension expense was $132,643 and $81,650 for the years ended April 30, 2016 and 2015, respectively.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

9.	Gain on Forgiveness of Debt:

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

10.	Income Taxes:

The provision (benefit) for income taxes consists of:

	2016	2015

Current Federal income taxes	$80,000	$201,000
Current State income taxes	180,915	390,826
Deferred Federal income taxes	551,708	(2,442,776)
Deferred State income taxes	119,524	(359,231)
	$932,147	$(2,210,181)

The components of the net deferred income tax asset follow:

Tax effect of net operating loss carry-forwards	$1,426,572	$716,382
Basis in fixed assets	368,442	2,085,304
AMT credits	261,054	-0-
Other	74,708	321
Subtotal	2,130,776	2,802,007
Less: Valuation allowance	-0-	-0-
	$2,130,776	$2,802,007

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2016	2015

Federal statutory rate (34%)	$918,025	$4,978,761
State tax – net of Federal effect	401,915	390,826
Change in valuation allowance on deferred tax assets	-0-	(5,051,000)
Losses attributable to noncontrolling interests	(42,343)	(309,057)
True-up of deferred income taxes	(301,433)	(1,818,246)
Change in tax rates	-0-	(359,232)
Other	(44,017)	(42,233)
Provision (benefit) for income taxes	$932,147	$(2,210,181)

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

11.	Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2038.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2016 are as follows:

Year Ending April 30,

2017	$13,405,977
2018	12,400,195
2019	11,132,296
2020	8,357,404
2021	7,378,512
Thereafter	30,898,991
Total	$83,573,375

12.	Investments in Affiliates:

Summarized financial and other information for the Company’s investment in Dover Parkade LLC (Dover) follows:

Dover – New Jersey:

As of and for the years ended April 30,

Company ownership – 50%

	2016	2015

Assets	$12,567,753	$13,048,902
Liabilities	19,756,185	20,131,036
Members’ deficit	(7,188,432)	(7,082,134)
Revenue	2,708,632	2,684,492
Operating expenses	1,281,968	1,308,420
Non-operating expense, net	(812,962)	(1,617,679)
Net income (loss)	613,702	(241,607)

Dover’s major tenant is Stop & Shop, which provided 53% and 55% of the total revenue in the years ended April 30, 2016 and 2015, respectively, under a lease that expires on June 30, 2026.

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

The Company has one customer which accounts for more than 10% of the Company’s revenue in both 2016 and 2015.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

13.	Concentrations of Credit Risk (concluded):

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores.  Based on historical experience and other information, no allowance for doubtful accounts related to these receivables is considered necessary by management as of April 30, 2016 or 2015.

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

	2016	2015
Revenues:
Real Estate Operations	$55,565,262	$62,728,465
Fee for Service	6,298,250	6,811,194
Total	$61,863,512	$69,539,659

Operating Cost and Expense:
Real Estate Operations	$38,498,837	$42,925,260
Fee for Service	5,695,793	4,445,780
Administrative Expenses	7,141,236	6,773,993
Total	$51,333,866	$54,145,033

All costs after administrative expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $1,664,214 in 2016 and $530,611 in 2015 and receivables of $5,956,103 in 2016 and $12,080,979 in 2015.

15.	Deferred Compensation Plan:

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six key employees an annual payment of $21,667 each for three years.  All of the six employees have satisfied the vesting requirement and received the first payment on August 15, 2015.  The total expense recorded for this bonus was $390,000.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

16.	Gain on Voluntary Foreclosure:

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, CT in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 and $53,003 for the years ended April 30, 2016 and 2015, respectively.

17.	Purchases of Real Estate:

New Orleans, LA – Land Purchase: On May 29, 2015, the Company purchased a parcel of land in New Orleans, LA, for $7,999,901 including closing costs.  The Company subdivided this lot and is overseeing construction of a shopping plaza with the goal of either leasing or selling these parcels shortly after construction is completed.  This purchase was financed with advances from new promissory notes of $4,383,502 and working capital of $3,616,399.  Key terms of the construction loans, which in total amount to $13,210,000, are as follows:

	Note #1	Note #2
Note Amount:	$7,436,645	$5,773,355
Initial Term Maturity Date:	April 28, 2016 (extended to November 28, 2016)	May 28, 2017
Interest Rate:	Lesser of a) thirty day LIBOR plus applicable margin (3.50% prior to subdivision of land, 2.50% after) or b) highest lawful rate, as defined.	Lesser of a) thirty day LIBOR plus applicable margin (3.50% prior to subdivision of land, 2.75% after) or b) highest lawful rate, as defined.
Renewal Option:	Initial Term Maturity Date shall be renewed and extended at borrower’s option to November 28, 2016 if agreed-upon conditions are met.	Initial Term Maturity Date shall be renewed and extended at borrower’s option to May 28, 2018 and again until May 28, 2019 if agreed-upon conditions are met.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

17.	Purchases of Real Estate (continued):

Austin, TX – Land Purchases: On July 30, 2015, the Company purchased a parcel of land in Austin, TX for $1,874,309 including closing costs.  The Company is overseeing construction of a retail store with the goal of selling the property shortly after construction is completed.  This purchase was financed with a loan of $1,312,500 and working capital of $561,809.  On March 23, 2016, the Company purchased a parcel of land adjacent to this property for $3,187,997 and is overseeing construction of another retail store with the goal of selling the property shortly after construction is completed.  Simultaneously, loan proceeds from two separate loans of $4,558,000 were obtained on both properties to finance the new acquisition and pay off the existing loan of $1,312,500 on the adjacent property.  Key terms of the loans are as follows:

	Term Loan	Line of Credit Loan
Loan Amount:	$3,600,000	$958,000
Total LOC:	N/A	$2,760,000
Maturity Date:	September 23, 2017	March 23, 2017
Interest Rate:	2.50% plus One Month ICE LIBOR rate up to maturity date, 12.0% thereafter	3.00% plus One Month ICE LIBOR rate up to maturity date, 12.0% thereafter
Interest Payable:	Interest only payable monthly.	Interest only payable monthly.

Vernon, NJ – Land Purchase: On September 8, 2015, the Company purchased a parcel of land in Vernon, NJ, for $4,175,985 including closing costs.  This purchase was financed with an advance from a new construction loan of $2,959,018 and working capital of $1,216,967.  The Company oversaw construction of a retail store and sold the property on February 3, 2016.

Conroe, TX – Land Purchase: On December 23, 2015, the Company purchased a parcel of land in Conroe, TX, for $3,125,470 including closing costs.  The Company is overseeing construction of a retail store with the goal of selling the property shortly after construction is completed.  This purchase was financed with an advance from a new construction loan of $2,253,880, advances from a line of credit (see Note 3) of $694,081, and working capital of $177,509.  Key terms of the construction loan are as follows:

Maximum Loan Amount:	$5,650,000
Maturity Date:	December 24, 2019
Interest Rate:	One Month ICE LIBOR rate, as defined, plus a margin of 2.50% per annum.
Payments:	Interest only payable monthly through February 5, 2017. Thereafter, interest plus principal based on a 25-year amortization at an assumed interest rate payable monthly.

Olathe, KS – Property Purchase: On April 20, 2016, the Company purchased a property with a single retail tenant in Olathe, KS for $6,712,698 including closing costs.  The Company plans to resell it by the end of the calendar year.  This purchase was financed with an advance from a new loan of $5,335,000, advances from the Company’s line of credit of $500,000 (see Note 3), and working capital of $877,698. Key terms of the loan are as follows:

Loan Amount:	$5,335,000
Maturity Date:	January 20, 2017
Interest Rate:	LIBOR, as defined, plus 2.20%.
Payments:	Interest only payable monthly.

Interest Rate:

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

17.	Purchases of Real Estate (continued):

Buda, TX Land Purchases: On April 29, 2016, the Company purchased a parcel of land in Buda, TX adjacent to another parcel owned by the Company for $686,167 including closing costs.  In addition, subsequent to April 30, 2016, on May 13, 2016, the Company purchased three additional parcels of land adjacent to these parcels for $1,051,034 including closing costs. These purchases were financed by a new land loan of $1,505,000 with the balance funded by working capital.  Key terms of the loan are as follows:

Loan Amount:	$1,505,000
Maturity Date:	September 24, 2017
Interest Rate:	The lower of a) the Prime Rate per Wall Street Journal plus 1.00% or b) 4.25%.
Payments:	Interest only payable monthly. At maturity, outstanding principal plus any accrued interest will be payable.
Guarantors:	Both the Company (Corporate) and Chairman of the Company (Individual).

18.	Subsequent Events:

The Company has evaluated for subsequent events through August 5, 2016, the date the financial statements were issued.

On June 15, 2016, Rockland Place Apartments LP repaid its bridge mortgage note with a principal balance of $591,174, its Fourth Mortgage Note with a principal balance of $500,000, and its Flexible Subsidy Capital Improvement Loan with a principal balance of $4,268,539 in full via a refinancing that will enable it to use the proceeds to redevelop the complex.

On June 3, 2016, Rockland Place Apartments LP executed a First Mortgage Note payable with the Massachusetts Housing Finance Agency in the amount of $14,300,000.  The proceeds of the note were used to retire the debt noted above, fund certain escrows, and pay closing costs.  Funds will also be used to redevelop the complex.  The note has a 40-year term and requires monthly payments of principal and interest of $54,628.  The interest rate is fixed at 3.41%. The note is nonrecourse.

On June 29, 2016, the Company sold a property in Stanhope, NJ for $10,000,050 that had a cost basis of approximately $8,105,000.  A construction loan with a balance of $6,329,667 was paid off with the proceeds.

On June 30, 2016, the Company sold a portion of its property in Edinburg, TX (i.e., Texas Roadhouse) for $2,210,000 that had a cost basis of approximately $1,277,550.  A mortgage loan with a balance of $1,279,136 was paid off with the proceeds.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors
The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:
Name	Age	Period of Service
Neil H. Ellis	88	1966 – Present
David B. Harding	71	1998 – Present
Jeff Carlson	61	2015 – Present
John Toic	44	2015 – Present
William Connolly	67	2015 – Present

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

(b)          Identification of Executive Officers

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

John Toic	44	President	2015 – Present
Neil H. Ellis	88	Chairman of the Board	1966 – Present
Jeff Carlson	61	Secretary	2015 - Present
Eric J. Harrington	46	Treasurer	2015 - Present
David B. Harding	71	Vice President	1998 – Present

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

Mr. Ellis served as President and as a director of the Company since 1966 until 2015, at which time he resigned as President and continued as Chairman of the Board.  He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.) owned by him and his wife.

Mr. Harrington was appointed the role of Treasurer on June 15, 2015.  Mr. Harrington was hired in January 2015 as the Manager of Accounting; he now serves as the Treasurer and as the principal financial officer of the Company.  Mr. Harrington has been a CPA since 1995; he holds a B.S. in Business Administration, 1991, from Western New England College.  His recent prior business experience has been:  Director of Accounting at FM Facility Maintenance from 2012 to January, 2015; United Technologies from 2005 through 2012 in various manager of accounting and controller positions at several of its subsidiaries; Gerber Scientific 1995 through 2005 in various manager of accounting and controller positions; and at Price Waterhouse from 1991 through 1995 as an accountant.

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

No directors hold any other directorships, except directorships in subsidiaries of the Company, and Mr. Ellis for the aforementioned Green Manor Corporation.

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

(i)           Section 16 (a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 and 5.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).  Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2016, all directors, executive officers and 10% shareholders of the Company have not had to file any reports under Section 16(a) of the Exchange Act.

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

ITEM 11.         EXECUTIVE COMPENSATION

(a)   Summary Compensation Table

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis, Chairman, (President prior to January 26, 2015)	2016	$400,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$400,000
	2015	$400,875	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$400,875
Stuart I. Greenwald[1] FORMER: Director, Treasurer and Secretary (through June 10, 2015)	2016	$118,461	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA / 401(k) $1,218	$119,679
	2015	$176,000	$-0-	$-0-	$-0-	$-0-	$65,000	$5,280	$246,280
Eric Harrington, Treasurer (effective June 15, 2015)	2016	$134,616	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA / 401(k) $4,457	$139,073
	2015	$32,308	$-0-	$-0-	$-0-	$-0-	$-0-	$485	$32,793
David B. Harding, Vice President	2016	$150,010	$-0-	$-0-	$-0-	$-0-	$-0-	Simple IRA / 401(k) $5,681	$155,691
	2015	$201,960	$-0-	$-0-	$-0-	$-0-	$65,000	$6,059	$273,019
John Toic, President (effective January 26, 2015)	2016	$201,455	$299,166	$-0-	$-0-	$-0-	$-0-	Simple IRA / 401(k) $11,090	$511,711
	2015	$105,019	$242,500	$-0-	$-0-	$-0-	$65,000	$3,150	$415,669
Jeff Carlson, General Counsel & Secretary (effective June 15, 2015)	2016	$175,000	$25,000	$-0-	$-0-	$-0-	$-0-	Simple IRA / 401(k) $7,682	$207,682
	2015	$157,218	$-0-	$-0-	$-0-	$-0-	$65,000	$4,717	$226,935
William Connolly, Managing Director of Connolly and Partners, LLC	2016	$149,988	$72,243	$-0-	$-0-	$-0-	$-0-	Simple IRA / 401(k) $4,979	$227,210
	2015	$149,988	$-0-	$-0-	$-0-	$-0-	$-0-	$4,500	$154,488

ITEM 11.         EXECUTIVE COMPENSATION (continued):

Footnote 1: Salary includes compensation totaling $98,154 paid to the estate of Stuart I. Greenwald from June 11, 2015 through December 31, 2015 as a post-employment Board-approved death benefit for Mr. Greenwald’s loyalty and long-term service to the Company and $20,307 paid as salary directly to Mr. Greenwald up until his passing on June 10, 2015.

Directors Compensation

Directors have not received any compensation for serving on the Board since each of the directors is either an officer or employee of the Company and, therefore, not independent.

 (b)      Stock Options

The Company does not have a stock option plan.  All options were unexercised on February 11, 2014 and expired unused.

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

 (d)     Benefits and Perquisites

Medical

All employees, including executive officers, working over 30 hours a week are entitled to Company-paid medical insurance of which the employee pays, family $73 a week, employee and spouse $58 a week, and employee alone $27 a week.

Mr. Ellis has opted out of the Company plan and is covered by Medicare.

Disability

Short-Term: Non-management employees receive the first week week’s pay at 100% of their salary or rate of pay when out on short term disability. The following weeks (based on years of service - one week per year of service) are paid at 70% of salary or rate of pay.   The following weeks, if necessary, are paid at 60% of salary or rate of pay.  The maximum benefit will not exceed $6,000 a month and ends at the 180th day of disability, at which time the long-term disability takes effect.

Management employees, as defined by the Company and including executive officers, receive 100% of their pay for the first 180 days of disability.

ITEM 11.         EXECUTIVE COMPENSATION (concluded):

Long-Term: After 180 days of disability, employees receive 60% of their regular straight-time salary for absences due to long-term illness or injury until they reach eligibility for Social Security or death.   Management employees, as defined by the Company and including executive officers, will have the difference between the long-term disability benefits and normal full salary paid for by the Company as determined by the Board of Directors.

Life Insurance

Each employee of First Hartford, including each executive officer, is eligible to receive life insurance until such employee reaches the age of 70 that, in the event of such employee’s death, will provide proceeds of two times the annual salary of each employee.  At the age of 70, the amount of life insurance proceeds each employee is entitled to receive upon his death is equal to one times such employee’s annual salary.

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

(f)     Deferred Compensation Plan

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six employees an annual payment of $21,667 each for three years.  Included in these six employees are Mr. Greenwald, Mr. Harding, Mr. Toic, and Mr. Carlson.  All of the six employees satisfied the vesting requirement and received the first payment on August 15, 2015.  The total expense recorded for this bonus was $390,000, of which $260,000 related to the four named executives.

On March 6, 2014, the Company adopted a Deferred Bonus Plan for Mr. Harding agreeing to pay him 7% of the amount of any remaining Operating Reserve held at Clarendon, as defined, payable to the Company upon approved distribution of the Operating Reserve upon termination of the Partnership Agreement.  There has been no expense recognized as of April 30, 2016 as the event needed to trigger this payment has not yet occurred.

 (g)     Bonuses

Prior to December 31, 2015, Mr. Toic’s base salary was $105,019.  In addition, Mr. Toic had an agreement to receive a $7,500 bonus on each CVS / Cumberland Farms fee for service closing, with a minimum of $175,000 for any calendar year.  During fiscal years 2016 and 2015, Mr. Toic received bonuses of $174,167 and $217,500, respectively, under this agreement.  In addition, in fiscal years 2016 and 2015, Mr. Toic received bonuses totaling $125,000 and $25,000, respectively, for his work on the sale of several properties.  Beginning on January 1, 2016, Mr. Toic will no longer receive bonuses prospectively (he may still be paid for certain identified property sales that have not yet occurred as of that date) and his base salary has been increased to $400,000.

In fiscal year 2016, Mr. Carlson received a $25,000 bonus for his work on the sale of several properties.

Mr. Connolly receives commissions equal to 8% of gross management fees paid by the three residential properties.  In fiscal years 2016 and 2015, he received $72,243 and $0, respectively.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

(a)                Security Ownership of Certain Beneficial Owners:

The following table sets forth information as of fifteen days prior to the date hereof, based upon beneficial owner reported filings with the SEC, with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common Stock	Neil H. Ellis	1,355,326 (1)	56.4%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	John Filippelli	320,258 (2)	13.3%
	23 Lakeview Drive
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	8.3%
	231 Atlantic Street, Unit 58
	Keyport, NJ 07735

(1)

Includes 417,183 shares owned by a corporation, which is wholly owned by Mr. & Mrs. Ellis; 18,593 shares owned beneficially and of record by Mr. Ellis’ wife; 53,412 shares held as Trustee for his daughters in which he disclaims beneficial ownership.  Excludes 14,250 shares held as trustee for the Jonathan G. Ellis Leukemia Foundation (a charitable foundation).

(2)	Included in Mr. Filippelli’s shares are 128,573 shares over which he has Shared Dispositive Power with Mr. Filippelli’s wife and 3,652 shares owned by Mr. Filippelli’s wife.

(b)               Security Ownership of Directors and Executive Officers:

The following sets forth information as of the date hereof with respect to all shares beneficially owned by all directors and executive officers of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

Common	Neil H. Ellis	1,355,326	56.4%
	43 Butternut Road
	Manchester, CT 06040

Common	All Directors and Officers	1,355,426	56.4%
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

(d)               Equity Compensation Plan Information

None.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)                  Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a 1.99% Interest in Hartford Lubbock Parkade LP, a partnership, which owns a shopping center in Lubbock, TX.  Lubbock Parkade Inc., a wholly owned subsidiary of Journal Publishing Inc. owns 98.01% of the Partnership.  Journal Publishing Inc. is owned by Neil H. Ellis, the Chairman of First Hartford Corporation, and his wife Elizabeth, through their ownership of Green Manor Inc. which owns Journal Publishing Inc. First Hartford Realty Corporation manages the Property and receives a 4% management fee, which is the industry norm for a shopping center.

For the years ended April 30, 2016 and 2015, Parkade Center Inc. and First Hartford Realty Corporation were paid the following:

	2016	2015
Management Fee (at 4%)	$63,990	$66,473

For the years ended April 30, 2016 and 2015, Parkade Center Inc. received distributions of $7,264 and $5,057, respectively. For the years ended April 30, 2016 and 2015, Lubbock Parkade Inc. received distributions of $312,000 and $343,048, respectively, from Hartford Lubbock LP.

(b)                  Certain Business Relationships:

Refer to (a) above.

(c)                   Indebtedness of Management:

There is none.

(d)                  Transactions with Promoters:

There is none.

(e)                   Director Independence:

All of the Directors of the Company are executives and/or employees of the Company and by definition are not independent.  The Company does not have any directors that meet the independence standards for audit, nominating or compensation committee.

The Company’s securities are listed on The OTC Markets (the electronic quotation system that trades the Company’s securities) and such exchanges and systems do not require that a majority of the Board of Directors be independent.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 5, 2013, the Company engaged Mahoney Sabol & Company, LLP to audit 2013 and 2012.  This agreement has been renewed for 2014-2016.

The 2016 and 2015 amounts in the table below represent expenses for Mahoney Sabol & Company, LLP.

	2016	2015
Audit Fees (1)	$115,500	$115,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees (2)	-0-	-0-

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

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Neil H. Ellis

David B. Harding

William Connolly

John Toic

Jeff Carlson

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Pages

(a)	(1)	The following items are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm -	21

		Financial Statements:

		Consolidated Balance Sheets – April 30, 2016 and 2015	22 - 23

		Consolidated Statements of Income for the Years
		Ended April 30, 2016 and 2015	24

		Consolidated Statements of Comprehensive Income for the Years
		Ended April, 30, 2016 and 2015	25

		Consolidated Statements of Changes in Shareholders’ Deficiency
		for the Years Ended April 30, 2016 and 2015	26

		Consolidated Statements of Cash Flows for the Years
		Ended April 30, 2016 and 2015	27 - 28

		Notes to Consolidated Financial Statements	29 - 47

	(2)	Financial statement schedules
		All financial statement schedules are omitted because they are not required.
(b)	Exhibits

	(3)	Articles of Incorporation and by-laws.

		Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of
		Exhibits Binders, incorporated by reference to Securities File Number 0-8862.
57

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant.
		Name of Subsidiary	State in which Incorporated
		First Hartford Realty Corporation	Delaware
		Lead Tech, Inc.	Connecticut
		Parkade Center, Inc.	Texas
		Plainfield Parkade, Inc.	Connecticut
		EH&N Construction Company	Delaware
		Dover Parkade, LLC	Delaware
		DE 150 Corp.	Delaware
		Brewery Parkade, Inc.	Rhode Island
		Cranston Parkade, LLC	Rhode Island
		Tri-City Plaza, Inc.	Delaware
		1150 Union Street Corp.	Massachusetts
		CP Associates, LLC	Rhode Island
		Trolley Barn Associates, LLC	Rhode Island
		Main Street NA Parkade, LLC	Connecticut
		Connolly & Partners, LLC	Massachusetts
		Cranston/BVT Associates Limited Partnership	Rhode Island
		CP/BVT Inc.	Rhode Island
		FHRC Management Corp.	Delaware
		The Shoppes at Rio Grande Valley, LP	Texas
		Edinburg SRGV, LLC	Delaware
		Rockland Place Apartments, LLC	Massachusetts
		Rockland Place Developers, LLC	Massachusetts
		Rockland Place Apartments, LP	Massachusetts
		EH&NU Inc.	Massachusetts
		First BTS, LLC	Texas
		First BTS Claiborne, LLC	Louisiana
		First GL Conroe, LLC	Texas
		First BTS Avondale, LLC	Louisiana
		First BTS Austin, LLC	Texas
		First GL Buda, LLC	Texas

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued):

(b)	Exhibits (continued):

	(12)	Subsidiaries of the Registrant (Continued):
		Name of Subsidiary	State in which Incorporated
		First BTS Stanhope, LLC	New Jersey
		First BTS N Carrollton LLC	Louisiana
		First BTS Mid-City, LLC	Louisiana
		First BTS Vernon, LLC	New Jersey
		First BTS Conroe, LLC	Texas
		First BTS MLK & 183, LLC	Texas
		First BTS Parmer, LLC	Texas
		999 Realty, LLC	Delaware
		The Robert Company, LLC	Texas
		SATIS Corporation	Connecticut
		First Hartford Rio Grande Valley, Inc.	Texas
		Del Valle Parkade, LLC	Texas
		EPFH, LLC	Texas
		Clarendon Hill Somerville Limited Partnership	Massachusetts
		Clarendon Developer, LLC	Massachusetts
		Clarendon Hill Somerville, LLC	Massachusetts
		LTI Environmental Services, Inc.	Massachusetts
		Steeple City Cinemas, Inc.	Massachusetts
		Steeple City Liquors, Inc.	Massachusetts
		Hartford Lubbock Limited Partnership	Texas
		Hartford Lubbock Limited Partnership II	Texas
		Connolly Claymont, LLC	Delaware
		B’nai B’rith Claymont LP	Delaware

	(31.1)	Exhibit 31.1, CEO Certification
	(31.2)	Exhibit 31.2, CFO Certification
	(32.1)	Exhibit 32.1, CEO and CFO Certification as to 18 U.S.C. 1350
(b)	Other Financial Statements
None.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

Dated: August 5, 2016

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 5, 2016	/s/ Neil H. Ellis
Neil H. Ellis
Chief Executive Officer,
Chairman of the Board
(Principal Executive Officer)

August 5, 2016	/s/Eric J. Harrington
Eric J. Harrington
Chief Financial Officer
Treasurer
(Principal Financial and Accounting Officer)