Form 10-Q
period 2016-07-31
FIRST HARTFORD CORP
filed 2016-10-07
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016.

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

2,377,565 as of September 30, 2016

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	July 31, 2016	April 30, 2016

Real estate and equipment:
Developed properties and property under construction (including $75,276,338 in July and $74,693,823 in April for VIEs)	$221,722,469	$228,733,956
Equipment and tenant improvements (including $2,459,670 in July and $2,425,896 in April for VIEs)	3,815,339	3,763,420
	225,537,808	232,497,376

Less accumulated depreciation and amortization (including $14,348,788 in July and $13,827,009 in April for VIEs)	43,963,647	42,654,076
	181,574,161	189,843,300

Property held for sale	17,494,174	15,422,312
Cash and cash equivalents (including $1,560,566 in July and $1,507,163 in April for VIEs)	5,570,694	5,982,506

Cash and cash equivalents – restricted (including $406,029 in July and $406,749 in April for VIEs)	1,701,828	2,070,963

Marketable securities (including $1,470,491 in July and $1,601,795 in April for VIEs)	1,470,491	1,601,795

Accounts and notes receivable, less allowance for doubtful accounts of $803,228 as of July 31, 2016 and $769,961 as of April 30, 2016 (including $135,674 in July and $27,651 in April for VIEs)	4,075,527	3,959,574

Other receivables	4,648,743	5,956,103

Deposits and escrow accounts (including $11,589,249 in July and $4,137,450 in April for VIEs)	16,331,039	9,937,588

Prepaid expenses (including $570,053 in July and $306,547 in April for VIEs)	1,854,367	1,438,759

Deferred expenses (including $179,918 in July and $184,722 in April for VIEs)	4,326,557	2,952,630

Investments in affiliates	100	100

Due from related parties and affiliates	663,139	159,954

Deferred tax asset	1,624,957	2,130,776

Total assets	$241,335,777	$241,456,360

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	July 31, 2016	April 30, 2016
Liabilities:
Mortgages and notes payable:
Construction loans payable	$62,431,205	$68,031,502
Mortgages payable (including $65,323,022 in July and $56,580,047 in April for VIEs)	155,988,500	149,119,630
Notes payable (including $1,704,697 in July and $1,704,697 in April for VIEs)	1,744,697	1,744,697
Lines of credit	3,027,091	2,652,091
Less: Deferred debt issuance costs, net (including $1,624,234 in July and $1,151,746 in April for VIEs)	(2,294,616)	(1,837,083)
	220,896,877	219,710,837

Accounts payable (including $1,028,122 in July and $961,884 in April for VIEs)	3,859,732	3,701,702
Other payables	5,946,741	8,843,015
Accrued liabilities (including $3,262,098 in July and $3,254,953 in April for VIEs)	5,840,799	6,124,930
Derivative liability	5,486,378	4,693,209
Deferred income (including $232,916 in July and $254,576 in April for VIEs)	1,260,705	677,694
Other liabilities	1,567,235	1,654,361
Due to related parties and affiliates (including $434,486 in July and $430,269 in April for VIEs)	606,338	602,121
	245,464,805	246,007,869

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,273,609 and 3,298,609 shares and outstanding 2,377,565 and 2,404,590 shares as of July 31, 2016 and April 30, 2016	3,273,609	3,298,609
Capital in excess of par	5,148,928	5,198,928
Accumulated deficit	(7,773,641)	(8,600,495)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 and 894,019 shares as of July 31, 2016 and April 30, 2016	(4,989,384)	(4,984,416)
Total First Hartford Corporation	(4,340,488)	(5,087,374)
Noncontrolling interests	211,460	535,865

Total shareholders’ equity (deficiency)	(4,129,028)	(4,551,509)

Total liabilities and shareholders’ equity (deficiency)	$241,335,777	$241,456,360

 See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 31, 2016	July 31, 2015
Operating revenues:
Rental income	$8,066,447	$7,418,559
Service income	1,228,605	1,632,036
Sales of real estate	12,210,051	1,104,160
Other revenues	993,554	894,674
	22,498,657	11,049,429

Operating costs and expenses:
Rental expenses	5,099,712	5,052,987
Service expenses	1,193,326	1,426,594
Cost of real estate sales	9,623,667	936,212
Selling, general and administrative expenses	1,843,825	1,915,531
	17,760,530	9,331,324

Income from operations	4,738,127	1,718,105

Non-operating income (expense):
Interest expense	(2,589,494)	(2,395,977)
Gain on voluntary foreclosure	-0-	2,649,850
Other income	21,460	106,705
Gain (loss) on derivatives (non-cash)	(793,169)	441,139
Equity in earnings of unconsolidated subsidiaries	177,126	162,422
	(3,184,077)	964,139

Income before income taxes	1,554,050	2,682,244

Income tax expense	811,647	39,885

Consolidated net income	742,403	2,642,359

Net (income) loss attributable to noncontrolling interests	84,451	(242,963)

Net income attributable to First Hartford Corporation	$826,854	$2,399,396

Net income per share – basic	$0.35	$1.00

Net income per share – diluted	$0.35	$1.00

Shares used in basic per share computation	2,391,078	2,409,840

Shares used in diluted per share computation	2,391,078	2,409,840

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 31, 2016	July 31, 2015
Consolidated net income	$742,403	$2,642,359

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	(131,304)	(3,848)

Total comprehensive income	611,099	2,638,511

Amounts attributable to noncontrolling interests:
Net loss (income)	84,451	(242,963)
Unrealized (gains) losses on marketable securities	131,304	6,623

	215,755	(236,340)

Comprehensive income attributable to First Hartford Corporation	$826,854	$2,402,171

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2016	July 31, 2015
Operating activities:

Consolidated net income	$742,403	$2,642,359

Adjustments to reconcile consolidated net income to net cash provided by / (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $90,000 in 2016 and $90,000 in 2015	(87,126)	(72,422)
Gain on voluntary foreclosure	-0-	(2,649,850)
Gain on sale of real estate	(2,586,384)	(167,948)
Depreciation of real estate and equipment	1,318,924	1,208,363
Amortization of deferred expenses	232,903	91,979
Deferred income taxes	505,819	(33,429)
Loss / (gain) on derivatives	793,169	(478,870)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	1,191,407	5,759,922
Deposits and escrow accounts	1,626,526	301,512
Prepaid expenses	(415,608)	(343,373)
Deferred expenses	(2,064,363)	1,200,633
Cash and cash equivalents – restricted	369,135	(569,689)
Accrued liabilities	(284,131)	338,366
Deferred income	583,011	133,124
Accounts and other payables	(2,738,244)	(5,103,948)

Net cash provided by / (used in) operating activities	(812,559)	2,256,729

Investing activities:
Investments in marketable securities	-0-	(1,977,342)
Proceeds from sale of marketable securities	-0-	4,163,462
Purchase of equipment and tenant improvements	(61,272)	(1,260)
Proceeds from sale of real estate	12,210,051	1,104,160
Additions to developed properties and properties under construction	(4,684,042)	(13,992,810)

Net cash provided by / (used in) investing activities	7,464,737	(10,703,790)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2016	July 31, 2015
Financing activities:
Distributions to noncontrolling interests	$(108,650)	$(1,084,615)
Repurchase of common stock	(79,968)	-0-
Proceeds from:
Construction loans	1,785,458	6,147,015
Mortgage loans	920,310	1,312,500
Notes	-0-	-0-
Credit lines	375,000	-0-
Principal payments on:
Construction loans	(7,385,755)	-0-
Mortgage loans	(2,071,417)	(1,202,856)
Notes	-0-	-0-
Credit lines	-0-	-0-
Payments (to) / from related parties and affiliates, net	(498,968)	504,250

Net cash provided by / (used in) financing activities	(7,063,990)	5,676,294

Net change in cash and cash equivalents	(411,812)	(2,770,767)

Cash and cash equivalents, beginning of period	5,982,506	9,698,341

Cash and cash equivalents, end of period	$5,570,694	$6,927,574

Cash paid during the period for interest	$2,497,810	$2,140,339

Cash paid during the period for income taxes	$249,148	$467,013

Debt refinancing in 1st quarter: New mortgage loans	$14,300,000	$39,000,000
Debt reduced	(5,359,713)	(39,723,828)
Escrow funded	(8,019,977)	-0-
Net cash from refinancing in 1st quarter	$920,310	$(723,828)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2016 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The Company is in process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations and cash flows.

For further discussions on ASUs, refer to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016.

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

There were no common stock equivalents outstanding at July 31, 2016 or July 31, 2015.

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

	Three Months Ended
	July 31,
	2016	2015
Revenues:
Real Estate Operations	$21,424,657	$9,516,774
Fee for Service	1,074,000	1,532,655
Total	$22,498,657	$11,049,429

Operating Costs & Expenses:
Real Estate Operations	$14,758,360	$6,101,497
Fee for Service	1,158,345	1,314,296
Administrative Expenses	1,843,825	1,915,531
Total	$17,760,530	$9,331,324

 All costs after operating expenses are costs of the real estate operation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $1,295,799 on July 31, 2016 and $1,664,214 on April 30, 2016 and receivables of $4,648,743 on July 31, 2016 and $5,956,103 on April 30, 2016.

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

	July 31, 2016	April 30, 2016

Real estate and equipment, net	$65,801,139	$65,735,521
Other assets	15,889,012	8,195,007
Total assets	81,690,151	73,930,528
Intercompany profit elimination	(2,805,823)	(2,863,451)
Total assets	$78,884,328	$71,067,077

Mortgages and other notes payable	$65,403,485	$57,132,998
Other liabilities	4,505,307	4,471,413
Total liabilities	$69,908,792	$61,604,411

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended
	July 31,
	2016	2015
Dover Parkade, LLC:
Revenue	$683,913	$668,169
Expenses	(509,662)	(523,324)
Net income (Loss)	$174,251	$144,845

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.       Income Taxes:

The Company files a Federal consolidated tax return to report all income and deductions for its subsidiaries. The Company and its subsidiaries file income tax returns in several states. The tax returns are filed by the entity that owns the real estate or provides services in such state. Some states do not allow a consolidated or combined tax filing. Therefore, in the quarter ended July 31, 2016, state income taxes are greater than expected as income for some subsidiaries cannot be offset by other subsidiaries with operating losses.

In the quarter ended July 31, 2015, the Company had taxable income but had sufficient loss carryforwards so income tax expense was minimal.

4.       Litigation:

On September 7, 2016, the Company was notified it lost the first of two companion lawsuits against a former tenant for wrongful termination of its separate leases at two of the Company’s commercial shopping centers.  As a result, the Company has accrued a liability of $198,000 as of July 31, 2016 to cover reimbursement of defendant’s claimed legal fees and costs.  The Company is evaluating its options, including whether to appeal the decision, contest the claimed fee amounts, and/or whether to continue to proceed with the second companion lawsuit.  There were no other changes in litigation since April 30, 2016.

5.       Refinancings:

Rockland Place Apartments LP – Refinance: On June 3, 2016, Rockland Place Apartments LP executed a First Mortgage Note payable with the Massachusetts Housing Finance Agency in the amount of $14,300,000.  The note is nonrecourse, has a 40-year term and requires monthly payments of principal and interest of $54,628.  The interest rate is fixed at 3.41%.  The proceeds of the note were used to repay its bridge mortgage note with a principal balance of $591,174, its Fourth Mortgage Note with a principal balance of $500,000, and its Flexible Subsidy Capital Improvement Loan with a principal balance of $4,268,539.  The proceeds also funded closing costs and certain escrows that are being used to redevelop the complex.

6.       Purchases of Real Estate:

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.       Subsequent Events:

The Company has evaluated for subsequent events through October 7, 2016, the date the financial statements were issued.

Edinburg, TX - Refinance: On September 7, 2016, the Company partially refinanced its loans on its shopping center property in Edinburg, TX.  The new loan with Goldman Sachs is for $32,500,000 and is secured by the shopping center.  Proceeds from this new loan were used to pay off $31,030,767 of existing debt with Protective Life and to establish a $1,100,000 Earnout Reserve Account (ERA), with the balance used to fund escrows and pay closing costs.  The remainder of the existing debt of $15,926,740 is secured by vacant land of approximately 50 acres attached to the shopping center.  The $1,100,000 ERA will be returned to the Company if, within two years, it can provide evidence that two significant named tenants have renewed their lease options for an additional five years (or the Company has entered into Approved Substitute Lease(s) for same) and the Earnout Debt Yield (EDY), as defined, is equal to or greater than 8.30%.  If the Company fails to do so, a minimum of $1,000,000 of the ERA will be used to reduce the principal balance of the loan and up to $100,000 will be used to pay the applicable yield maintenance premium.   The loan has a 30 year amortization and duration of 10 years (i.e., maturity date of September 6, 2026) with an interest rate of 4.604%.  For the first year, interest only is paid monthly; beginning in October 2017, principal and interest are paid monthly.  Prepayment of the loan is generally prohibited.  The Company receives income directly to its operating account unless a “trigger event” occurs in which case the cash goes into a lockbox account controlled by the lender.  Basic “trigger events” include:

  Failure to maintain a 12 month-rolling Debt-Service Coverage Ratio (DSCR), as defined, of 1.1:1.0,

  Failure to maintain a market-based Net Worth, as defined, of $20,000,000,

  Failure to maintain Liquid Assets, as defined, of $2,000,000,

  Loan default,

  Various Rollover Trigger Events, which include certain significant named tenants vacating, terminating or not renewing their leases, or filing for bankruptcy and not replaced with an Approved Substitute Lease, as defined.

In addition, if a significant named tenant goes dark, vacates, or is not in occupancy of substantially all of its current space, the Company would have to deposit either a $2,000,000 reserve or letter of credit with the lender until such time as agreed upon lease conditions being met.

With respect to the remaining balance of $15,926,740 from the original loans with Protective Life now secured by vacant land of approximately 50 acres directly adjacent to the shopping center, the Company and the lender have agreed that if the Company repays $2,000,000 of the balance by November 7, 2016, the interest rate on the remaining balance will be reduced from 5.0% to 4.0%.  The lender has also agreed that if the Company pays off the entire loan by September 6, 2017, its 50% Additional Interest Agreement (AIA) rights will terminate.  This remaining loan is personally guaranteed by the Chairman of the Company.

Austin, TX – Land Sale:  On September 20, 2016, the Company sold a parcel of land in Austin, TX for $6,100,000 (cost of approximately $4,150,000) that was previously ground leased.  The Company continues to own land attached to the sold parcel and is currently overseeing construction of a single-tenant retail building of approximately 6,900 square feet on this property.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2016 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations
Rental Income:

Rental income for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2016	2015
Residential	$3,073,023	$3,046,112
Commercial	4,993,424	4,372,447
	$8,066,447	$7,418,559

The slight increase in residential rental income was primarily caused by a decrease in vacancies at the Somerville, MA (i.e., Clarendon) property.

The increase in commercial rental income was primarily caused by rents received on the Company’s development properties (e.g., New Orleans, LA, Stanhope, NJ, Olathe, KS, etc.) and additional rents from new tenants at the West Springfield, MA and Edinburg, TX properties, partially offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015.

Service Income

Service income for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2016	2015
Management fees	$154,605	$99,381
Preferred developer fees	1,074,000	1,532,655
	$1,228,605	$1,632,036

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operations (continued):

Service Income (continued):

The decrease in preferred developer fees reflected lower fees received from both CVS and Cumberland Farms.  The decrease in CVS fees was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores.  The decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

Sales (and Cost of Sales) of Real Estate

Three months ended July 31, 2016:

On June 29, 2016, the Company sold a property in Stanhope, NJ for $10,000,051 (cost of $8,268,070).  A construction loan with a balance of $6,329,667 was paid off with the proceeds.

On June 30, 2016, the Company sold a portion of its property in Edinburg, TX (i.e., Texas Roadhouse) for $2,210,000 (cost of $1,355,597).  A mortgage loan with a balance of $1,279,136 was paid off with the proceeds.

Three months ended July 31, 2015:
On May 28, 2015, the Company sold a parcel of land in Pearland, TX for $1,104,161 (cost of $747,610).

There were also costs related to property sales that occurred in the fiscal year ended April 30, 2015 totaling $188,602 that were not anticipated as of the prior fiscal year end.

Other Revenues

The increase in other income was primarily at the liquor store, which obtained a liquor license in December 2014.  The sales at the store have been increasing steadily as previously the store only sold beer and wine.

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2016	2015
Residential	$2,571,379	$2,522,162
Commercial	2,528,333	2,530,825
	$5,099,712	$5,052,987

The slight increase in residential rental expenses were mainly from increased repairs and painting expenses at the Somerville, MA (i.e., Clarendon) property.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Results of Operations (continued):

Operating Costs and Expenses (concluded):

Rental Expenses (concluded:

The slight decrease in commercial rental expenses were mainly due to prior year professional and legal expenses incurred as part of the initial effort to refinance the debt at the Cranston, RI shopping center, largely offset by a legal liability of $198,000 as a result of the Company losing the first of two companion lawsuits against a former tenant for wrongful termination of its separate leases at two of the Company’s commercial shopping centers (see Note 4 of the Financial Statements included within for discussion) and accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse).

Service Expenses

Service expenses for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2016	2015
Preferred Developer Expenses and Fees	$1,158,345	$1,314,296
Construction and Other Cost	34,981	112,298
	$1,193,326	$1,426,594

The decrease in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the lower revenue, primarily at Cumberland Farms.

Selling, General and Administrative (“SG&A”)

There was a slight decrease in SG&A expenses; there were no individually significant items contributing to this decrease.

Non-Operating Income (Expense):

Interest Expense

Interest expense for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2016	2015
Commercial	$1,894,665	$1,783,361
Residential	694,829	612,616
	$2,589,494	$2,395,977

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Non-Operating Income (Expense) (continued):

Interest Expense (concluded):

The increase in commercial interest expense was the result of expense related to loans for the Company’s development properties (e.g., New Orleans, LA, Stanhope, NJ, Olathe, KS, etc.), partially offset by savings from the prior year refinancings at Cranston and CP Associates.

The increase in residential interest expense was the result of the refinancing at Rockland as discussed in Note 5 of the Financial Statements included within.  Note the loans paid off as part of this refinancing did not accrue interest.

Gain on Voluntary Foreclosure

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 for the quarter ended July 31, 2015.

Other Income

Other income for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2016	2015
Investment Income	$21,460	$106,705

The decrease in investment income reflected realized gains on sales of securities in the prior year that did not repeat in the current year.

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
              OPERATIONS (continued):

Non-Operating Income (Expense) (concluded):

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2016	2015
Income from Operations	$87,126	$72,422
Distributions	90,000	90,000
	$177,126	$162,422

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

Income Taxes

The Company files a Federal consolidated tax return to report all income and deductions for its subsidiaries. The Company and its subsidiaries file income tax returns in several states. The tax returns are filed by the entity that owns the real estate or provides services in such state. Some states do not allow a consolidated or combined tax filing. Therefore, in the quarter ended July 31, 2016, state income taxes are greater than expected as income for some subsidiaries cannot be offset by other subsidiaries with operating losses.

In the quarter ended July 31, 2015, the Company had taxable income but had sufficient loss carryforwards so income tax expense was minimal.

Capital Resources and Liquidity

At July 31, 2016, the Company had $5,570,694 of unrestricted cash and cash equivalents. This includes $3,666,866 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $1,295,799 and tenant security deposits held by VIEs of $406,029 are included in restricted cash and cash equivalents.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (concluded):

Capital Resources and Liquidity (concluded):

At July 31, 2016, the Company had $1,470,491 of investments in marketable securities, all of which belongs to partner entities.

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.  On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of July 31, 2016, the Company had borrowings of $1,694,091 against this credit line.  The Company also obtained another credit line as part of a purchase of land in Austin, TX as described in Note 17 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016. This $2,760,000 line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of July 31, 2016, the Company had borrowings of $1,333,000 against this credit line.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2016, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

On September 7, 2016, the Company was notified it lost the first of two companion lawsuits against a former tenant for wrongful termination of its separate leases at two of the Company’s commercial shopping centers.  As a result, the Company has accrued a liability of $198,000 as of July 31, 2016 to cover reimbursement of defendant’s claimed legal fees and costs.  The Company is evaluating its options, including whether to appeal the decision, contest the claimed fee amounts, and/or whether to continue to proceed with the second companion lawsuit.  There were no other changes in litigation since April 30, 2016.

Item 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10b5-1 Private Repurchase Stock Plan: On March 29, 2016, the Company’s Board of Directors approved a 10b5-1 Private Repurchase Stock Plan for the repurchase of up to 150,000 shares of the Company's common stock in minimum blocks of 15,000 shares and maximum blocks of 70,000 shares.  All eligible shareholders shall at all times during the transaction hold less than 5% of the issued and outstanding common stock of the Company.  Repurchases may be made at management’s discretion from time-to-time only through privately negotiated transactions pursuant to the terms of the 10b5-1 plan to meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.  The privately negotiated purchase price may not to exceed $5.00 per share.  The program will be suspended for 15 days before the due date of each quarterly or annual report filing and will resume 15 days after the filing.  The repurchase program may extend up to a maximum of 12 months and may be suspended for periods or discontinued at any time.    Any shares acquired under this program will be retired.  Please see the below table for information with respect to repurchases by the Company:

Issuer Repurchases of its Equity Securities

Month of Transactions	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

May 1, 2016 – July 31, 2016[a]	2,025	$2.45	0	0
May 11, 2016 [b]	25,000	$3.00	25,000	125,000

TOTAL	27,025	$2.96	25,000	125,000

a:	The transactions comprised of the acquisition of the 2,025 shares were not conducted pursuant to a publicly announced program.

b:	The transactions comprised of the acquisition of the 25,000 shares required pursuant to the March 29, 2016 publicly announced 10b5-1 Private Repurchase Stock Plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6.	EXHIBITS

a) Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

	Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

October 7, 2016	/s/ Neil H. Ellis
Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

October 7, 2016	/s/ Eric J. Harrington
Eric J. Harrington, Treasurer
and Chief Financial Officer