Form 10-Q
period 2016-10-31
FIRST HARTFORD CORP
filed 2017-01-17
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016.

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

2,377,565 as of January 13, 2017

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2016	April 30, 2016
Real estate and equipment:
Developed properties and property under construction (including $76,002,362 in October and $74,693,823 in April for VIEs)	$222,915,292	$228,733,956
Equipment and tenant improvements (including $2,492,261 in October and $2,425,896 in April for VIEs)	3,832,195	3,763,420
	226,747,487	232,497,376

Less accumulated depreciation and amortization (including $14,870,738 in October and $13,827,009 in April for VIEs)	44,814,603	42,654,076
	181,932,884	189,843,300

Property held for sale	13,725,036	15,422,312

Cash and cash equivalents (including $1,819,480 in October and $1,507,163 in April for VIEs)	6,015,617	5,982,506

Cash and cash equivalents – restricted (including $267,068 in October and $406,749 in April for VIEs)	782,692	2,070,963

Marketable securities (including $1,518,876 in October and $1,601,795 in April for VIEs)	1,518,876	1,601,795

Accounts and notes receivable, less allowance for doubtful accounts of $158,550 as of October 31, 2016 and $769,961 as of April 30, 2016 (including $86,203 in October and $27,651 in April for VIEs)	3,317,468	3,959,574

Other receivables	5,631,050	5,956,103

Deposits and escrow accounts (including $10,955,944 in October and $4,137,450 in April for VIEs)	17,104,863	9,937,588

Prepaid expenses (including $401,813 in October and $306,547 in April for VIEs)	1,767,989	1,438,759

Deferred expenses (including $175,703 in October and $184,722 in April for VIEs)	4,841,105	2,952,630

Investments in affiliates	100	100
Due from related parties and affiliates	160,468	159,954
Deferred tax asset	1,387,037	2,130,776

Total assets	$238,185,185	$241,456,360

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	October 31, 2016	April 30, 2016
Liabilities:
Mortgages and notes payable:
Construction loans payable	$33,045,048	$68,031,502
Mortgages payable (including $65,084,090 in October and $56,580,047 in April for VIEs)	183,983,938	149,119,630
Notes payable (including $1,704,697 in October and $1,704,697 in April for VIEs)	1,704,697	1,744,697
Lines of credit	1,694,091	2,652,091
Less: Deferred debt issuance costs, net (including $1,608,227 in October and $1,151,746 in April for VIEs)	(2,869,107)	(1,837,083)
	217,558,667	219,710,837

Accounts payable (including $1,111,774 in October and $961,884 in April for VIEs)	3,870,282	3,701,702
Other payables	6,519,466	8,843,015
Accrued liabilities (including $3,162,898 in October and $3,254,953 in April for VIEs)	5,634,766	6,124,930
Derivative liability	5,150,074	4,693,209
Deferred income (including $231,256 in October and $254,576 in April for VIEs)	647,480	677,694
Other liabilities	1,470,999	1,654,361
Due to related parties and affiliates (including $437,955 in October and $430,269 in April for VIEs)	609,807	602,121
	241,461,541	246,007,869

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,273,609 and 3,298,609 shares and outstanding 2,377,565 and 2,404,590 shares as of October 31, 2016 and April 30, 2016	3,273,609	3,298,609
Capital in excess of par	5,148,928	5,198,928
Accumulated deficit	(6,866,409)	(8,600,495)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 and 894,019 shares as of October 31, 2016 and April 30, 2016	(4,989,384)	(4,984,416)
Total First Hartford Corporation	(3,433,256)	(5,087,374)
Noncontrolling interests	156,900	535,865

Total shareholders’ equity (deficiency)	(3,276,356)	(4,551,509)

Total liabilities and shareholders’ equity (deficiency)	$238,185,185	$241,456,360

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2016	Oct. 31, 2015	Oct. 31, 2016	Oct. 31, 2015
Operating revenues:
Rental income	$7,862,088	$7,572,094	$15,928,535	$14,990,653
Service income	1,599,778	1,937,857	2,828,383	3,569,893
Sales of real estate	6,385,000	10,246,022	18,595,051	11,350,182
Other revenues	913,206	813,884	1,906,760	1,708,558
	16,760,072	20,569,857	39,258,729	31,619,286

Operating costs and expenses:
Rental expenses	5,065,480	5,422,263	10,165,192	10,475,250
Service expenses	1,336,941	1,651,656	2,530,267	3,078,250
Cost of real estate sales	4,480,214	7,738,678	14,103,881	8,674,890
Selling, general and administrative expenses	2,603,021	1,463,014	4,446,846	3,378,545
	13,485,656	16,275,611	31,246,186	25,606,935

Income from operations	3,274,416	4,294,246	8,012,543	6,012,351

Non-operating income (expense):
Interest expense	(2,593,325)	(2,255,778)	(5,182,819)	(4,651,755)
Gain on voluntary foreclosure	-0-	-0-	-0-	2,649,850
Other income	17,645	274,511	39,105	381,216
Gain (loss) on derivatives (non-cash)	336,304	(1,592,818)	(456,865)	(1,151,679)
Equity in earnings of unconsolidated subsidiaries	186,236	194,706	363,362	357,128
	(2,053,140)	(3,379,379)	(5,237,217)	(2,415,240)

Income before income taxes	1,221,276	914,867	2,775,326	3,597,111

Income taxes	240,447	1,554,226	1,052,094	1,594,111

Consolidated net income (loss)	980,829	(639,359)	1,723,232	2,003,000

Net (income) loss attributable to noncontrolling interests	(73,597)	387,370	10,854	144,407

Net income (loss) attributable to First Hartford Corporation	$907,232	$(251,989)	$1,734,086	$2,147,407

Net income (loss) per share – basic	$0.38	$(0.10)	$0.73	$0.89

Net income (loss) per share – diluted	$0.38	$(0.10)	$0.73	$0.89

Shares used in basic per share computation	2,377,565	2,409,054	2,386,573	2,409,316

Shares used in diluted per share computation	2,377,565	2,409,054	2,386,573	2,409,316

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2016	Oct. 31, 2015	Oct. 31, 2016	Oct. 31, 2015

Consolidated net income (loss)	$980,829	$(639,359)	$1,723,232	$2,003,000

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	48,385	(152,412)	(82,919)	(156,260)

Total comprehensive income (loss)	1,029,214	(791,771)	1,640,313	1,846,740

Amounts attributable to noncontrolling interests:
Net (income) loss	(73,597)	387,370	10,854	144,407
Unrealized (gains) losses on marketable securities	(48,385)	152,412	82,919	159,035

	(121,982)	539,782	93,773	303,442
Comprehensive income (loss) attributable to First Hartford Corporation	$907,232	$(251,989)	$1,734,086	$2,150,182

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2016	October 31, 2015
Operating activities:

Consolidated net income	$1,723,232	$2,003,000

Adjustments to reconcile consolidated net income to net cash provided by / (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $180,000 in 2016 and $180,000 in 2015	(183,362)	(177,128)
Gain on voluntary foreclosure	-0-	(2,649,850)
Gain on sale of real estate	(4,491,170)	(2,675,292)
Depreciation of real estate and equipment	2,754,564	2,614,911
Amortization of deferred expenses	373,715	184,876
Deferred income taxes	743,739	646,729
Loss / (gain) on derivatives	456,865	1,113,948
Changes in operating assets and liabilities:
Accounts, notes and other receivables	967,159	656,642
Deposits and escrow accounts	1,952,702	13,742
Prepaid expenses	(329,230)	(229,985)
Deferred expenses	(2,067,338)	113,665
Cash and cash equivalents – restricted	1,288,271	(1,355,779)
Accrued liabilities	(490,164)	1,319,694
Deferred income	(1,257,090)	49,483
Accounts and other payables	(2,154,969)	132,966

Net cash provided by / (used in) operating activities	(713,076)	1,761,622

Investing activities:
Investments in marketable securities	-0-	(2,730,194)
Proceeds from sale of marketable securities	-0-	5,281,919
Purchase of equipment and tenant improvements	(100,640)	(46,861)
Proceeds from sale of real estate	18,595,051	11,350,182
Additions to developed properties and properties under construction	(7,150,113)	(24,009,495)

Net cash provided by / (used in) investing activities	11,344,298	(10,154,449)

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	October 31, 2016	October 31, 2015
Financing activities:
Distributions to noncontrolling interests	$(285,192)	$(1,235,915)
Repurchase of common stock	(79,968)	(4,323)
Proceeds from:
Construction loans	3,750,015	12,115,497
Mortgage loans	1,289,543	1,312,500
Notes	-0-	-0-
Credit lines	375,000	-0-
Principal payments on:
Construction loans	(7,705,702)	(6,106,437)
Mortgage loans	(6,575,979)	(1,679,353)
Notes	(40,000)	-0-
Credit lines	(1,333,000)	-0-
Payments (to) / from related parties and affiliates, net	7,172	588,232

Net cash provided by / (used in) financing activities	(10,598,111)	4,990,201

Net change in cash and cash equivalents	33,111	(3,402,626)

Cash and cash equivalents, beginning of period	5,982,506	9,698,341

Cash and cash equivalents, end of period	$6,015,617	$6,295,715

Cash paid during the period for interest	$5,104,333	$4,607,903

Cash paid during the period for income taxes	$324,165	$651,564

Debt refinancing in 1st quarter:
New mortgage loans	$14,300,000	$39,000,000
Debt reduced	(5,359,713)	(39,723,828)
Escrow funded	(8,019,977)	-0-
Net cash from refinancing in 1st quarter	$920,310	$(723,828)

Debt refinancing in 2nd quarter:
New mortgage loan	$32,500,000	$-0-
Debt reduced	(31,030,767)	(-0-)
Escrow funded	(1,100,000)	(-0-)
Net cash from refinancing in 2nd quarter	$369,233	$-0-

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The Company is in process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations and cash flows.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Business and Significant Accounting Policies (continued):

Basis of Presentation (concluded)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

There were no common stock equivalents outstanding at October 31, 2016 or October 31, 2015.

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

	Three Months Ended		Six Months Ended
	October 31		October 31
	2016	2015	2016	2015
Revenues:
Real Estate Operations	$15,269,322	$18,760,512	$36,693,979	$28,277,286
Fee for Service	1,490,750	1,809,345	2,564,750	3,342,000
Total	$16,760,072	$20,569,857	$39,258,729	$31,619,286

Operating Costs & Expenses:
Real Estate Operations	$9,550,978	$13,289,999	$24,309,338	$19,391,496
Fee for Service	1,331,657	1,522,598	2,490,002	2,836,894
Administrative Expenses	2,603,021	1,463,014	4,446,846	3,378,545
Total	$13,485,656	$16,275,611	$31,246,186	$25,606,935

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $515,624 on October 31, 2016 and $1,664,214 on April 30, 2016 and receivables of $5,631,050 on October 31, 2016 and $5,956,103 on April 30, 2016.

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

	October 31, 2016	April 30, 2016

Real estate and equipment, net	$66,008,910	$65,735,521
Other assets	15,208,142	8,195,007
Total assets	81,217,052	73,930,528
Intercompany profit elimination	(2,776,930)	(2,863,451)
Total assets	$78,440,122	$71,067,077

Mortgages and other notes payable	$65,180,560	$57,132,998
Other liabilities	4,493,843	4,471,413
Total liabilities	$69,674,403	$61,604,411

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

Dover Parkade, LLC:
Revenue	$712,350	$656,628	$1,396,263	$1,324,796
Expenses	519,876	447,217	1,029,538	970,541
Net income	$192,474	$209,411	$366,725	$354,255

3.   Income Taxes:

The Company files a Federal consolidated tax return to report all income and deductions for its subsidiaries. The Company and its subsidiaries file income tax returns in several states. The tax returns are filed by the entity that owns the real estate or provides services in such state. Some states do not allow a consolidated or combined tax filing. This sometimes creates income taxes to be greater than expected as income for some subsidiaries cannot be offset by other subsidiaries with operating losses. In addition, the tax returns for the year ended April 30, 2016 have been drafted and necessary adjustments have been recorded during the quarter ended October 31, 2016. Therefore, state income taxes for the quarter ended October 31, 2016 are lower than expected due to such adjustments.

13

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Litigation:

On September 7, 2016, the Company was notified it lost the first of two companion lawsuits against a former tenant for wrongful termination of its separate leases at two of the Company’s commercial shopping centers.  After evaluating its options, the Company settled both lawsuits with the plaintiff by agreeing to pay $200,000 to cover all claims, including reimbursement of defendant’s claimed legal fees and costs.  The parties mutually released each other from any other liability relating to this case.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Refinancings (concluded):

With respect to the remaining balance of $15,926,740 from the original loans with Protective Life now secured by vacant land of approximately 50 acres directly adjacent to the shopping center, the Company and the lender have agreed that once the Company repays $2,000,000 of the balance, the interest rate on the remaining balance will be reduced from 5.0% to 4.0%.  The lender has also agreed that if the Company pays off the entire loan by September 6, 2017, its 50% Additional Interest Agreement (AIA) rights will terminate.  This remaining loan is personally guaranteed by the Chairman of the Company.

6.   Purchase of Real Estate:

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

7.   Subsequent Events:

New Orleans, LA – Refinance: On November 18, 2016, the Company refinanced one of its construction loans on its shopping center property in New Orleans, LA.  The construction loan, which had a principal balance of $7,301,803, was replaced by a mortgage loan of $7,436,745.  The new mortgage loan has an interest rate of One Month ICE LIBOR, as defined, plus 2.50% and an initial maturity date of November 18, 2017 with an option to extend the maturity to November 18, 2018 at an interest rate of 5.0% if it meets certain requirements.  The loan is interest-only until November 18, 2017; if the loan is extended an additional year, principal payments will be made using a 25-year amortization.

Lubbock, TX – Refinance: On November 21, 2016, the Company refinanced its mortgage loan on its shopping center in Lubbock, TX.  The new mortgage loan has a principal balance of $13,750,000, which was used to pay off the previous mortgage loan balance of $10,837,300, pay a defeasance premium of $432,776, pay closing costs, and fund escrows.  The new mortgage loan has an interest rate of 4.974%, monthly payments of $76,540 based on a 27.5-year amortization, and a ten year term expiring on December 6, 2026.  Prepayment is not permitted until six months before the maturity date.

Conroe, TX – Property Sale: On December 14, 2016, the Company sold a property in Conroe, TX for $8,778,442 (cost of approximately $6,600,000).  A mortgage loan with a balance of $5,363,913 was paid off with the proceeds.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.   Subsequent Events (concluded):

Austin, TX – Land Purchase: On December 19, 2016, the Company purchased a parcel of land in Austin, TX for $3,732,223.  This purchase, along with related closing costs, was financed by an existing line of credit of $1,250,000 and a new land loan of $2,500,000.  This land is being held for potential future development.  Key terms of the loan are as follows:

Loan Amount:	$2,500,000
Maturity Date:	December 19, 2018
Interest Rate:	The greater of a) the Prime Rate per Wall Street Journal plus 0.75% or b) 4.25%.
Payments:	Interest only payable monthly. At maturity, outstanding principal plus any accrued interest will be payable.
Guarantors:	Both the Company (Corporate) and Chairman of the Company (Individual).

Brentwood, NY – Land Purchase: On December 23, 2016, the Company purchased a parcel of land in Brentwood, NY for $5,000,000, which along with closing costs was financed by a new acquisition mortgage loan of $5,000,000 and working capital.  The Company is going to build a single entity build-to-suit on this land.  This construction will be financed by a building mortgage loan of $4,775,000 and a project mortgage loan of $875,000.  The total amount of these three loans is $10,650,000.  Key terms of the loans are as follows:

Loan Amount:	$10,650,000
Maturity Date:	December 1, 2027
Interest Rate:	One month LIBOR, as defined, plus 2.75% through December 1, 2017 (the “Construction Phase”); thereafter, one month LIBOR plus 1.95% (the “Permanent Phase”).
Payments:	Interest only payable monthly during the Construction Phase. Thereafter, principal and interest payable monthly using a 30-year amortization.
Guarantor:	The Company (Corporate).
Prepayment Penalties:	Prior to December 1, 2017, 0.50% of the principal balance prepaid; from January 1, 2018 – December 1, 2019, 1.00% of the principal balance prepaid.

Olathe, KS – Property Sale: On December 28, 2016, the Company sold a property in Olathe, KS for $7,000,000 (cost of approximately $6,800,000).  A mortgage loan with a balance of $5,335,000 was paid off with the proceeds.

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

Results of Operations:

Rental Income

Rental income for the three and six months ended October 31, 2016 and 2015, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Residential	$3,014,345	$2,955,896	$6,087,368	$6,002,008
Commercial	4,847,743	4,616,198	9,841,167	8,988,645
	$7,862,088	$7,572,094	$15,928,535	$14,990,653

The slight increase in residential rental income was primarily caused by a decrease in vacancies at the Somerville, MA (i.e., Clarendon) property.

The increase in commercial rental income was primarily caused by rents received on the Company’s development properties (e.g., New Orleans, LA, Stanhope, NJ, Olathe, KS, Conroe, TX, etc.) and additional rents from new tenants at the West Springfield, MA and Edinburg, TX properties, partially offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (continued):

Service Income

Service income for the three and six months ended October 31, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Management fees	$109,028	$128,512	$263,633	$227,893
Preferred developer fees	1,490,750	1,809,345	2,564,750	3,342,000
	$1,599,778	$1,937,857	$2,828,383	$3,569,893

The decrease in preferred developer fees reflected lower fees received from both CVS and Cumberland Farms.  The decrease in CVS fees was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores.  The smaller decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

Sales (and Cost of Sales) of Real Estate

Six months ended October 31, 2016:
On June 29, 2016, the Company sold a property in Stanhope, NJ for $10,000,051 (cost of $8,280,570).  A construction loan with a balance of $6,329,667 was paid off with the proceeds.

On June 30, 2016, the Company sold a portion of its property in Edinburg, TX (i.e., Texas Roadhouse) for $2,210,000 (cost of $1,355,597).  A mortgage loan with a balance of $1,279,136 was paid off with the proceeds.

On August 16, 2016, the Company sold a condominium in Wethersfield, CT for $285,000 (cost of $277,191).  The net proceeds were used to reduce a mortgage loan on this property.  The Company currently owns three other condominiums at this site.

On September 20, 2016, the Company sold a parcel of land in Austin, TX for $6,100,000 (cost of $4,190,523) that was previously ground leased.  The Company continues to own land attached to the sold parcel and is currently overseeing construction of a single-tenant retail building of approximately 6,900 square feet on this property.

Six months ended October 31, 2015:
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (continued):

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three and six months ended October 31, 2016 and 2015, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Residential	$2,541,528	$2,814,683	$5,112,907	$5,336,845
Commercial	2,523,952	2,607,580	5,052,285	5,138,405
	$5,065,480	$5,422,263	$10,165,192	$10,475,250

The decrease in residential rental expenses were mainly from prior year expenses at the Somerville, MA (i.e., Clarendon) property that did not reoccur (e.g., elevator repairs and mortgage insurance premium adjustment).

The slight decrease in commercial rental expenses were mainly due to prior year professional and legal expenses incurred as part of the initial effort to refinance the debt at the Cranston, RI shopping center, largely offset by a legal settlement of $200,000 with a former tenant (see Note 4 of the Financial Statements included within for discussion) and accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse).

Service Expenses

Service expenses for the three and six months ended October 31, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Preferred Developer Expenses and Fees	$1,331,657	$1,522,598	$2,490,002	$2,836,894
Construction and Other Costs	5,284	129,058	40,265	241,356
	$1,336,941	$1,651,656	$2,530,267	$3,078,250

The decrease in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the lower revenue.

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses was primarily due to writing-off costs relating to abandoned projects, higher expenses at the liquor store commensurate with the higher volume, expenses related to the Company’s development properties (e.g., New Orleans, LA, Stanhope, NJ, Olathe, KS, Conroe, TX, etc.), and higher legal and professional fees.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (continued):

Non-Operating Income (Expense):

Interest Expense

Interest expense for the three and six months ended October 31, 2016 and 2015, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Commercial	$1,858,743	$1,646,922	$3,753,408	$3,430,283
Residential	734,582	608,856	1,429,411	1,221,472
	$2,593,325	$2,255,778	$5,182,819	$4,651,755

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

Gain on Voluntary Foreclosure

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 for the three and six months ended October 31, 2015.

Other Income

Other income for the three and six months ended October 31, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Clarendon residual funds	$-0-	$189,912	$-0-	$189,912
Investment income	17,645	84,599	39,105	191,304
	$17,645	$274,511	$39,105	$381,216

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

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three and six months ended October 31, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Income from Operations	$96,236	$104,706	$183,362	$177,128
Distributions	90,000	90,000	180,000	180,000
	$186,236	$194,706	$363,362	$357,128

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

Income Taxes

The Company files a Federal consolidated tax return to report all income and deductions for its subsidiaries. The Company and its subsidiaries file income tax returns in several states. The tax returns are filed by the entity that owns the real estate or provides services in such state. Some states do not allow a consolidated or combined tax filing. This sometimes creates income taxes to be greater than expected as income for some subsidiaries cannot be offset by other subsidiaries with operating losses. In addition, the tax returns for the year ended April 30, 2016 have been drafted and necessary adjustments have been recorded during the quarter ended October 31, 2016. Therefore, state income taxes for the quarter ended October 31, 2016 are lower than expected due to such adjustments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (continued):

Capital Resource and Liquidity

At October 31, 2016, the Company had $6,015,617 of unrestricted cash and cash equivalents. This includes $3,977,712 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $515,624 and tenant security deposits held by VIEs of $267,068 are included in restricted cash and cash equivalents.

At October 31, 2016, the Company had $1,518,876 of investments in marketable securities, all of which belongs to partner entities.

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.  On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of October 31, 2016, the Company had borrowings of $1,694,091 against this credit line.  The Company also obtained another credit line as part of a purchase of land in Austin, TX as described in Note 17 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016. This $2,760,000 line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of October 31, 2016, the Company had no borrowings against this credit line.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of October 31, 2016, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

On September 7, 2016, the Company was notified it lost the first of two companion lawsuits against a former tenant for wrongful termination of its separate leases at two of the Company’s commercial shopping centers.  After evaluating its options, the Company settled both lawsuits with the plaintiff by agreeing to pay $200,000 to cover all claims, including reimbursement of defendant’s claimed legal fees and costs.  The parties mutually released each other from any other liability relating to this case.

There were no other changes in litigation since April 30, 2016.

Item 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10b5-1 Private Repurchase Stock Plan: On January 5, 2017, the Company’s Board of Directors amended and approved the Amended and Restated 10b5-1 Private Repurchase Stock Plan (the “Repurchase Plan”), which was initially adopted on March 29, 2016.  The Company found less demand under the Repurchase Plan than expected and desired to broaden the eligibility requirements to increase participation in the Repurchase Plan.  The Company desires to amend the Repurchase Plan in order to permit shareholders holding five (5%) percent or more of the issued and outstanding common stock of the Company the ability to participate in the Repurchase Plan.  The Repurchase Plan provides for the repurchase of up to 150,000 shares of the Company's common stock in minimum blocks of 15,000 shares and maximum blocks of 25,000 shares.  Eligible shareholders will be those holding blocks of common stock of the Company in excess of fifteen thousand (15,000) shares and less than three hundred fifty thousand (350,000) shares.  Repurchases may be made at management’s discretion from time-to-time only through privately negotiated transactions pursuant to the terms of the 10b5-1 plan to meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.  The privately negotiated purchase price may not exceed 1.5 times the highest independent bid or the last independent transaction price and in no event be higher than five ($5.00) dollars per share.  The purchases and negotiations may resume 15 days after filing of this quarterly report; the program will be suspended for 15 days before the due date of each next quarterly or annual report filing and will resume 15 days after the filing.  The repurchase program may continue up to a maximum of 12 months and may be suspended for periods or discontinued at any time.  Any shares acquired under this program will be returned as authorized but unissued; however, the Company in its discretion may retire such shares.

There were no stock repurchases by the Company under the Repurchase Plan in the fiscal quarter covered by this report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (concluded)

Please see the below table for information with respect to repurchases by the Company during the fiscal year-to-date covered by this report:

Issuer Repurchases of its Equity Securities

Month of Transactions	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

May 1, 2016 – July 31, 2016[a]	2,025	$2.45	0	0
May 11, 2016 [b]	25,000	$3.00	25,000	125,000

TOTAL	27,025	$2.96	25,000	125,000

a.	The transactions comprised of the acquisition of the 2,025 shares were not conducted pursuant to a publicly announced program.

b.	The transactions comprised of the acquisition of the 25,000 shares required pursuant to the March 29, 2016 publicly announced 10b5-1 Private Repurchase Stock Plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6.	EXHIBITS
	a)	Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
January 16, 2017
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

/s/ Eric J. Harrington
January 16, 2017
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer