Form 10-Q
period 2017-01-31
FIRST HARTFORD CORP
filed 2017-04-24
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017.

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

Yes X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,340,799 as of April 24, 2017

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2017	April 30, 2016
Real estate and equipment:
Developed properties and property under construction (including $77,145,096 in January and $74,693,823 in April for VIEs)	$234,316,115	$228,733,956
Equipment and tenant improvements (including $2,368,733 in January and $2,425,896 in April for VIEs)	3,697,988	3,763,420
	238,014,103	232,497,376

Less accumulated depreciation and amortization (including $15,395,079 in January and $13,827,009 in April for VIEs)	46,112,211	42,654,076
	191,901,892	189,843,300
Property held for sale	6,985,417	15,422,312
Cash and cash equivalents (including $2,554,151 in January and $1,507,163 in April for VIEs)	7,446,671	5,982,506

Cash and cash equivalents – restricted (including $398,274 in January and $406,749 in April for VIEs)	735,400	2,070,963

Marketable securities (including $1,036,716 in January and $1,601,795 in April for VIEs)	1,036,716	1,601,795

Accounts and notes receivable, less allowance for doubtful accounts of $132,359 as of January 31, 2017 and $769,961 as of April 30, 2016 (including $94,725 in January and $27,651 in April for VIEs)	3,309,520	3,959,574

Other receivables	5,806,387	5,956,103

Deposits and escrow accounts (including $9,884,346 in January and $4,137,450 in April for VIEs)	16,744,960	9,937,588

Prepaid expenses (including $313,811 in January and $306,547 in April for VIEs)	1,652,348	1,438,759

Deferred expenses (including $171,488 in January and $184,722 in April for VIEs)	5,712,564	2,952,630

Investments in affiliates	100	100
Due from related parties and affiliates	76,731	159,954
Deferred tax asset	890,771	2,130,776

Total assets	$242,299,477	$241,456,360

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	January 31, 2017	April 30, 2016
Liabilities:
Mortgages and notes payable:
Construction loans payable	$26,733,781	$68,031,502
Mortgages payable (including $64,842,756 in January and $56,580,047 in April for VIEs)	195,808,687	149,119,630
Notes payable (including $1,704,697 in January and $1,704,697 in April for VIEs)	1,704,697	1,744,697
Lines of credit	2,250,000	2,652,091
Less: Deferred debt issuance costs, net (including $1,592,205 in January and $1,151,746 in April for VIEs)	(3,247,153)	(1,837,083)
	223,250,012	219,710,837

Accounts payable (including $1,030,302 in January and $961,884 in April for VIEs)	3,473,489	3,701,702
Other payables	6,846,231	8,843,015
Accrued liabilities (including $3,275,643 in January and $3,254,953 in April for VIEs)	4,503,417	6,124,930
Derivative liability	2,266,157	4,693,209
Deferred income (including $229,596 in January and $254,576 in April for VIEs)	543,292	677,694
Other liabilities	1,378,345	1,654,361
Due to related parties and affiliates (including $466,421 in January and $430,269 in April for VIEs)	669,105	602,121
	242,930,048	246,007,869

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,273,609 and 3,298,609 shares and outstanding 2,377,565 and 2,404,590 shares as of January 31, 2017 and April 30, 2016	3,273,609	3,298,609
Capital in excess of par	5,148,928	5,198,928
Accumulated deficit	(4,780,855)	(8,600,495)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 and 894,019 shares as of January 31, 2017 and April 30, 2016	(4,989,384)	(4,984,416)
Total First Hartford Corporation	(1,347,702)	(5,087,374)
Noncontrolling interests	717,131	535,865

Total shareholders’ equity (deficiency)	(630,571)	(4,551,509)

Total liabilities and shareholders’ equity (deficiency)	$242,299,477	$241,456,360

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2017	Jan. 31, 2016	Jan. 31, 2017	Jan. 31, 2016
Operating revenues:
Rental income	$8,095,209	$7,696,324	$24,023,744	$22,686,977
Service income	1,099,684	1,123,763	3,928,067	4,693,656
Sales of real estate	15,778,442	-0-	34,373,493	11,350,182
Other revenues	1,077,452	1,013,047	2,984,212	2,721,605
	26,050,787	9,833,134	65,309,516	41,452,420

Operating costs and expenses:
Rental expenses	4,949,847	5,383,445	15,115,039	15,858,695
Service expenses	1,333,691	955,683	3,863,958	4,033,933
Cost of real estate sales	13,589,022	33,246	27,692,903	8,708,136
Selling, general and administrative expenses	2,460,473	1,895,622	6,907,319	5,274,167
	22,333,033	8,267,996	53,579,219	33,874,931

Income from operations	3,717,754	1,565,138	11,730,297	7,577,489

Non-operating income (expense):
Interest expense	(2,524,603)	(2,201,569)	(7,707,422)	(6,853,324)
Gain on voluntary foreclosure	-0-	-0-	-0-	2,649,850
Other income	30,745	216,746	69,850	597,962
Gain (loss) on derivatives (non-cash)	2,883,917	606,601	2,427,052	(545,078)
Loss on impairment	-0-	(330,700)	-0-	(330,700)
Loss on defeasance	(437,776)	-0-	(437,776)	-0-
Equity in earnings of unconsolidated subsidiaries	182,654	195,538	546,016	552,666
	134,937	(1,513,384)	(5,102,280)	(3,928,624)

Income before income taxes	3,852,691	51,754	6,628,017	3,648,865

Income tax expense (benefit)	565,065	(526,893)	1,617,159	1,067,218

Consolidated net income	3,287,626	578,647	5,010,858	2,581,647

Net (income) attributable to noncontrolling interests	(1,202,072)	(706,132)	(1,191,218)	(561,725)

Net income (loss) attributable to First Hartford Corporation	$2,085,554	$(127,485)	$3,819,640	$2,019,922

Net income (loss) per share – basic	$0.88	$(0.05)	$1.60	$0.84
Net income (loss) per share – diluted	$0.88	$(0.05)	$1.60	$0.84

Shares used in basic per share computation	2,377,565	2,406,679	2,384,321	2,408,260
Shares used in diluted per share computation	2,377,565	2,406,679	2,384,321	2,408,260

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2017	Jan. 31, 2016	Jan. 31, 2017	Jan. 31, 2016

Consolidated net income	$3,287,626	$578,647	$5,010,858	$2,581,647

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	160,436	(416,087)	77,517	(572,347)

Consolidated comprehensive income	3,448,062	162,560	5,088,375	2,009,300

Amounts attributable to noncontrolling interests:
Net (income)	(1,202,072)	(706,132)	(1,191,218)	(561,725)
Unrealized (gains) losses on marketable securities	(160,436)	317,497	(77,517)	476,532

	(1,362,508)	(388,635)	(1,268,735)	(85,193)
Comprehensive income (loss) attributable to First Hartford Corporation	$2,085,554	$(226,075)	$3,819,640	$1,924,107

 See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2017	January 31, 2016
Operating activities:

Consolidated net income	$5,010,858	$2,581,647

Adjustments to reconcile consolidated net income to net cash provided by / (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $270,000 in 2017 and $270,000 in 2016	(276,016)	(282,666)
Gain on voluntary foreclosure	-0-	(2,649,850)
Gain on sale of real estate	(6,680,590)	(2,642,046)
Loss on impairment	-0-	330,700
Depreciation of real estate and equipment	4,064,791	3,918,524
Amortization of deferred expenses	541,234	280,963
Deferred income taxes	1,240,005	751,835
Loss / (gain) on derivatives	(2,427,052)	545,078
Changes in operating assets and liabilities:
Accounts, notes and other receivables	799,770	8,062,456
Deposits and escrow accounts	3,705,133	658,663
Prepaid expenses	(213,589)	(342,823)
Deferred expenses	(4,711,238)	860,782
Cash and cash equivalents – restricted	1,335,563	(1,610,716)
Accrued liabilities	(1,621,513)	(580,280)
Deferred income	(134,402)	61,767
Accounts and other payables	(2,224,997)	(3,978,261)

Net cash provided by / (used in) operating activities	(1,592,043)	5,965,773

Investing activities:
Investments in marketable securities	-0-	(3,059,611)
Proceeds from sale of marketable securities	642,596	5,084,737
Purchase of equipment and tenant improvements	(125,762)	(70,894)
Proceeds from sale of real estate	34,373,493	11,350,182
Additions to developed properties and properties under construction	(25,253,629)	(36,662,700)

Net cash provided by / (used in) investing activities	9,636,698	(23,358,286)

 See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2017	January 31, 2016
Financing activities:
Distributions to noncontrolling interests	$(1,087,469)	$(1,388,895)
Repurchase of common stock	(79,968)	(13,084)
Proceeds from:
Construction loans	10,086,324	19,552,513
Mortgage loans	10,564,657	1,312,500
Notes	-0-	-0-
Credit lines	1,625,000	1,682,928
Principal payments on:
Construction loans	(13,051,475)	(6,106,437)
Mortgage loans	(12,720,675)	(2,497,505)
Notes	(40,000)	-0-
Credit lines	(2,027,091)	-0-
Payments (to) / from related parties and affiliates, net	150,207	616,838

Net cash provided by / (used in) financing activities	(6,580,490)	13,158,858

Net change in cash and cash equivalents	1,464,165	(4,233,655)

Cash and cash equivalents, beginning of period	5,982,506	9,698,341

Cash and cash equivalents, end of period	$7,446,671	$5,464,686
Cash paid during the period for interest	$7,532,799	$6,689,475

Cash paid during the period for income taxes	$346,316	$727,223

Debt refinancing in 1st quarter:	$14,300,000	$39,000,000
New mortgage loans	(5,359,713)	(39,723,828)
Debt reduced	(8,019,977)	-0-
Escrow funded	$920,310	$(723,828)
Net cash from refinancing in 1st quarter

Debt refinancing in 2nd quarter:
New mortgage loan	$32,500,000	$-0-
Debt reduced	(31,030,767)	(-0-)
Escrow funded	(1,100,000)	(-0-)
Net cash from refinancing in 2nd quarter	$369,233	$-0-

Debt refinancing in 3rd quarter:
New mortgage loan	$21,186,745	$-0-
Debt reduced	(18,139,103)	(-0-)
Escrow funded	(1,392,528)	(-0-)
Net cash from refinancing in 3rd quarter	$1,655,114	$-0-

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

There were no common stock equivalents outstanding at January 31, 2017 or January 31, 2016.

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

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2017	2016	2017	2016
Revenues:
Real Estate Operations	$25,115,037	$8,864,634	$61,809,016	$37,141,920
Fee for Service	935,750	968,500	3,500,500	4,310,500
Total	$26,050,787	$9,833,134	$65,309,516	$41,452,420

Operating Costs & Expenses:
Real Estate Operations	$18,534,933	$5,235,185	$42,844,271	$24,626,681
Fee for Service	1,337,627	1,137,189	3,827,629	3,974,083
Administrative Expenses	2,460,473	1,895,622	6,907,319	5,274,167
Total	$22,333,033	$8,267,996	$53,579,219	$33,874,931

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $337,126 on January 31, 2017 and $1,664,214 on April 30, 2016 and receivables of $5,806,387 on January 31, 2017 and $5,956,103 on April 30, 2016.

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

	January 31, 2017	April 30, 2016

Real estate and equipment, net	$66,474,882	$65,735,521
Other assets	14,436,390	8,195,007
Total assets	80,911,272	73,930,528
Intercompany profit elimination	(2,748,037)	(2,863,451)
Total assets	$78,163,235	$71,067,077

Mortgages and other notes payable	$64,955,248	$57,132,998
Other liabilities	4,529,199	4,471,413
Total liabilities	$69,484,447	$61,604,411

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Nine Months Ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

Dover Parkade, LLC:
Revenue	$673,655	$639,762	$2,069,918	$1,964,558
Expenses	488,348	428,685	1,517,886	1,399,226
Net income	$185,307	$211,077	$552,032	$565,332

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

5.       Refinancings:

Rockland Place Apartments LP – Refinance: On June 3, 2016, Rockland Place Apartments LP executed a First Mortgage Note payable with the Massachusetts Housing Finance Agency in the amount of $14,300,000.  The note is nonrecourse, has a 40-year term and requires monthly payments of principal and interest of $54,628.  The interest rate is fixed at 3.41%.  The proceeds of the note were used to repay its bridge mortgage note with a principal balance of $591,174, its Fourth Mortgage Note with a principal balance of $500,000, and it’s Flexible Subsidy Capital Improvement Loan with a principal balance of $4,268,539.  The proceeds also funded closing costs and certain escrows that are being used to redevelop the complex.

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

6.       Purchase of Real Estate (concluded):

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

St. Louis, MO – Property Purchase: On January 20, 2017, the Company purchased a property with a single retail tenant in St. Louis, MO for $6,444,768 including closing costs.  The Company plans to resell it by the end of the calendar year.  This purchase, along with closing costs, was financed with a new loan of $5,120,000, advances from one of the Company’s line of credit of $1,000,000, and working capital of $324,768. Key terms of the loan are as follows:

Loan Amount:	$5,120,000
Maturity Date:	October 20, 2017
Interest Rate:	One month LIBOR, as defined, plus 2.20%.
Payments:	Interest only payable monthly with full principal payment due at maturity. Principal prepayments are permitted.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.       Subsequent Events:

Austin, TX – Financing: On February 28, 2017, the Company modified an existing line of credit loan to $4,000,000 of which up to $1,600,000 is available to finance construction of a building on a parcel of land it owns in Austin, TX.  This loan has an interest rate of 1.50% plus the Prime Rate, as defined, with a Floor Rate of 5.00% and has a maturity date of December 27, 2017 with an option to extend for six months if certain criteria are met.

Cedar Park, TX – Property Purchase: On March 29, 2017, the Company purchased a property with a single retail tenant in Cedar Park, TX for $1,625,000 including closing costs.  The Company plans to resell it by the end of the fiscal year ending April 30, 2018.  This purchase was financed with proceeds from a new loan of $1,365,000 and working capital of $260,000. Key terms of the loan are as follows:

Loan Amount:	$1,365,000
Maturity Date:	March 29, 2022
Interest Rate:	The greater of a) the Prime Rate per Wall Street Journal plus 0.75% or b) 4.50%.
Payments:	Interest only payable monthly through September 2017, followed by monthly principal and interest payments using a 25 year amortization period with a final balloon payment at maturity.
Guarantors:	Both the Company (Corporate) and Chairman of the Company (Individual).

New Unsecured Credit Line: On April 19, 2017, the Company entered into a $2,000,000 unsecured line of credit with a regional bank.  Terms of the line of credit are as follows:

Term:	3 years
Rate:	LIBOR + 3.25%
Fee:	0.50% (One Time)
Unused Fee:	0.25% annually on the unused line
Guarantee:	Full guarantee by the Chairman of the Company (Individual)
Deposits:	Must maintain a minimum of $500,000 at bank
Other:	Each funding request to be at the sole discretion of the bank and only to acquire credit tenanted properties.
Clean Up:	Borrower to be out of debt once each year for at least 30 days.

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

Results of Operations:

Rental Income

Rental income for the three and nine months ended January 31, 2017 and 2016, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Residential	$3,084,436	$3,128,168	$9,171,804	$9,130,176
Commercial	5,010,773	4,568,156	14,851,940	13,556,801
	$8,095,209	$7,696,324	$24,023,744	$22,686,977

Residential rental income was flat compared to the prior year comparable periods.  An increase of vacancies at the Rockland, MA property needed as part of the renovation project taking place there were offset by a decrease in vacancies at the Somerville, MA (i.e., Clarendon) property.

The increase in commercial rental income was caused by rents received on the Company’s development properties (e.g., New Orleans, LA; Stanhope, NJ; Olathe, KS; Conroe, TX; etc.) and additional rents from new tenants at the West Springfield, MA and Edinburg, TX properties, partially offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Service Income

Service income for the three and nine months ended January 31, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Management fees	$163,934	$155,263	$427,567	$383,156
Preferred developer fees	935,750	968,500	3,500,500	4,310,500
	$1,099,684	$1,123,763	$3,928,067	$4,693,656

The decrease in preferred developer fees reflected lower fees received from both CVS and Cumberland Farms.  The decrease in CVS fees was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores.  The smaller decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

Sales (and Cost of Sales) of Real Estate

Nine months ended January 31, 2017:

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

On December 14, 2016, the Company sold a property in Conroe, TX for $8,778,442 (cost of $6,721,794).  A mortgage loan with a balance of $5,363,913 was paid off with the proceeds.

On December 28, 2016, the Company sold a property in Olathe, KS for $7,000,000 (cost of $6,867,228).  A mortgage loan with a balance of $5,335,000 was paid off with the proceeds.

Nine months ended January 31, 2016:
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

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three and nine months ended January 31, 2017 and 2016, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Residential	$2,723,486	$2,624,714	$7,836,393	$7,961,559
Commercial	2,226,361	2,758,731	7,278,646	7,897,136
	$4,949,847	$5,383,445	$15,115,039	$15,858,695

Residential rental expenses were slightly higher for the three months and slightly lower for the nine months compared to the prior year.  The most notable year-over-year items were voucher incentive payments made to tenants at the Rockland, MA property in the prior year that did not re-occur this year and some higher expenses at the Somerville, MA (i.e., Clarendon) property (e.g., higher insurance, utility,  elevator repairs, and decorating expenses).

The decrease in commercial rental expenses was mainly due to higher costs related to the initial expansion of our shopping center in Edinburg, TX in the prior year.  Also impacting the nine month comparison were prior year professional and legal expenses incurred as part of the initial effort to refinance the debt at the Cranston, RI shopping center, largely offset by a legal settlement of $200,000 with a former tenant (see Note 4 of the Financial Statements included within for discussion) and accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse).

Service Expenses

Service expenses were higher for the three months and lower for the nine months compared to the prior year.  These variances reflect lower commissions paid commensurate with the lower service revenue offset by higher compensation expense.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Non-Operating Income (Expense):

Interest Expense

Interest expense for the three and nine months ended January 31, 2017 and 2016, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Commercial	$1,793,277	$1,589,866	$5,546,685	$5,020,149
Residential	731,326	611,703	2,160,737	1,833,175
	$2,524,603	$2,201,569	$7,707,422	$6,853,324

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

Gain on Voluntary Foreclosure

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, Connecticut in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $44,645 for the three and nine months ended January 31, 2016.

Other Income

Other income for the three and nine months ended January 31, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Clarendon residual funds	$-0-	$-0-	$-0-	$189,912
Investment income	30,745	216,746	69,850	408,050
	$30,745	$216,746	$69,850	$597,962

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

Loss on Defeasance

During the three and nine months ended January 31, 2017, the Company paid a defeasance premium of $437,776 when refinancing its mortgage loan on its shopping center in Lubbock, TX as discussed in Note 5 of the Financial Statements included within.

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three and nine months ended January 31, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Income from Operations	$92,654	$105,538	$276,016	$282,666
Distributions	90,000	90,000	270,000	270,000
	$182,654	$195,538	$546,016	$552,666

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

Capital Resource and Liquidity

At January 31, 2017, the Company had $7,446,671 of unrestricted cash and cash equivalents. This includes $5,449,571 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $337,126 and tenant security deposits held by VIEs of $398,274 are included in restricted cash and cash equivalents.

At January 31, 2017, the Company had $1,036,716 of investments in marketable securities, all of which belongs to partner entities.

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.  On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of January 31, 2017, the Company had borrowings of $1,000,000 against this credit line.  The Company also obtained another credit line as part of a purchase of land in Austin, TX as described in Note 17 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016. This $2,760,000 line of credit will primarily be used from time to time to fund initial investments related to development opportunities.  As of January 31, 2017, the Company had borrowings of $1,250,000 against this credit line.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15b of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2017, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

There were no stock repurchases by the Company under the Repurchase Plan in the fiscal quarter covered by this report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (concluded)

Please see the below table for information with respect to repurchases by the Company during the fiscal year-to-date covered by this report:

Issuer Repurchases of its Equity Securities

Month of Transactions	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

May 1, 2016 – July 31, 2016[a]	2,025	$2.45	0	0
May 11, 2016 [b]	25,000	$3.00	25,000	125,000

TOTAL	27,025	$2.96	25,000	125,000

a:	The transactions comprised of the acquisition of the 2,025 shares were not conducted pursuant to a publicly announced program.

b:	The transactions comprised of the acquisition of the 25,000 shares were made pursuant to the March 29, 2016 publicly announced 10b5-1 Private Repurchase Stock Plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on January 18, 2017 in Hartford, CT. The following nominees were elected as directors by vote indicated:

	For	Against
Neil Ellis	2,011,135	10,045
David Harding	2,011,235	9,945
Jeff Carlson	2,011,335	9,845
John Toic	2,011,335	9,845
William Connolly	2,011,335	9,845

Item 6.	EXHIBITS
	a)	Exhibits:
		Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

		Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
April 24, 2017
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

/s/ Eric J. Harrington
April 24, 2017
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer