Form 10-K
period 2017-04-30
FIRST HARTFORD CORP
filed 2017-07-31
CIK 36369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934.

For the fiscal year ended April 30, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934.

For the transition period from ____________ to __________

Commission File number   0-8862

FIRST HARTFORD CORPORATION

(Exact name of registrant as specified in its charter)

Maine		01-0185800
(State or Other Jurisdiction of		(I.R.S. Employer Identification Number)
Incorporation or Organization)

149 Colonial Road, Manchester, Connecticut	06042	860-646-6555
(Address of Principal Executive Offices)	(Zip Code)	(Registrant's telephone number)

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

                                                                                                                        ☒  Yes             ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

                                                                                                                        ☐  Yes              ☒  No

Annual Report on Form 10-K	Page 1	First Hartford Corporation

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

            Large accelerated filer             ☐                                             Accelerated filer                        ☐

            Non-accelerated filer               ☐                                            Smaller reporting company        ☒

            (Do not check if a smaller reporting company)

            Emerging growth company      ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No

As of October 31, 2016, the aggregate market value of the registrant’s common stock (based upon $2.25 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was $2,300,038.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  2,315,799 as of June 30, 2017.

Documents Incorporated by Reference:        None.

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

Annual Report on Form 10-K	Page 2	First Hartford Corporation

 PART I

ITEM 1.          BUSINESS

First Hartford Corporation, which was incorporated in Maine in 1909, and its subsidiaries (collectively, the “Company”), is engaged in two business segments: 1) the purchase, development, ownership, management and sale of real estate and 2) providing preferred developer services for two corporate franchise operators (i.e., “Fee for Service”).

Business Narrative:

First business segment:

The principal activity of the Company’s first segment of business is the purchase, development, ownership, management and sale of real estate.  The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, Delaware, Louisiana, Massachusetts, Missouri, New York, New Jersey, Rhode Island, and Texas.  Non-residential tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants, and an occasional inquiry by potential tenants at the Company’s on-site offices.  Residential tenants are obtained through advertisements and inquiry at on-site offices.

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

The only facilities the Company owns and operates are a single movie theater and a single liquor store at one of its properties.  In all other cases, the tenants of the Company’s properties are third-parties.

Please also see Note 11 of the Financial Statements included within.

Second business segment:

The principal activity of the Company’s second segment of business is providing preferred developer services to CVS Health (CVS) and Cumberland Farms Inc. in certain geographic areas.

CVS: The Company has an agreement with CVS to be a preferred developer in Texas within the Rio Grande Valley, Houston, and Western Texas (excluding El Paso and Austin), in New York within Long Island and portions of Rockland County, in Northern New Jersey, in most of Connecticut, and in Louisiana.  This is a fee for service agreement by which the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for CVS Real Estate Committee approval.  Once so approved, the Company will negotiate a purchase or lease of such property and obtain permits.  The Company will invoice 75% of the total fee when the property is purchased or leased, and a building permit is issued.  Fees vary based on location and style of the store.  A CVS pre-qualified third party contractor is selected who will work through the Company.  The Company will manage the construction and administrate the contracts and payments.  When a Certificate of Occupancy is obtained, the Company will invoice 15% of the total fee.  After the store is opened and all the open construction items are completed, the Company will invoice the final 10% of the total fee. Income is recognized as required services, as outlined in the development agreement, are completed.  The entire process will normally take 1-3 years. The volume of revenue from this fee for service agreement is in excess of 10% of the Company’s annual revenue (excluding sales of real estate).  The loss of the CVS contract would have a material adverse effect on the revenues and operations of the Company.

Annual Report on Form 10-K	Page 3	First Hartford Corporation

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

Please also see Note 11 of the Financial Statements included within.

Miscellaneous Business Reporting:

The Company does not produce or offer any products, and as such, it has no foreign operations, no inventory (except a small amount at the liquor store), and does not export products or services. Its present business segments are not seasonal in nature.  The Company does not have any patents, licenses, franchises, concessions, or royalty agreements.  The Company is not conducting any research and development.  The Company's subsidiaries involved with residential rental properties have some contracts or subcontracts, including loans, with the United States government via Housing & Urban Development (HUD).

The Company’s operations and property are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and human health safety.  There is no significant environmental litigation involving any of the Company’s properties.

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

Employment: On April 30, 2017, the Company employed 111 people full-time and 29 people part-time.

Competition: The Company competes with many other established companies and entities, many of which are larger and possess substantially greater financial resources and substantially larger staffs.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

Annual Report on Form 10-K	Page 4	First Hartford Corporation

ITEM 2.          PROPERTIES

The following table shows the location, general character, ownership status, and cost (including leasing cost) of the materially important physical properties of the Company.

Consolidated Subsidiaries – Commercial Properties

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Edinburg, TX	Shopping Center	460,195 sq. ft. JC Penney 22% Academy Sports 17% Burlington Coat Factory 17%, Effective rent per sq. ft. occupied, exclusive of JC Penney (JC Penney owns its building) is $9.70, occupied 100%	100% owned by a subsidiary of the Company, except JC Penney building. Lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing. See Note 3 of the Financial Statements included within.	$50,394,810

X	West Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Big Lots 21% Harbor Freight 12%, Effective rent per sq. ft. occupied is $9.67, 92.15% occupied	100% owned by a subsidiary of the Company.	8,072,125

X	North Adams, MA	Shopping Center	131,691 sq. ft. Steeple City Cinema 20% (Company owned); Steeple City Liquor 11% (Company owned); Peebles 14% Planet Fitness 8% Effective rent per sq. ft. occupied – net of 41,067 sq. ft. Company owned $8.58, 82.51% occupied	100% owned by a subsidiary of the Company. Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender.	7,480,974

X	Plainfield, CT	Strip Shopping Center	60,154 sq. ft. Big Y 76%, effective rent per sq. ft. occupied is $12.05, 100% occupied	100% owned by a subsidiary of the Company.	4,966,216

Annual Report on Form 10-K	Page 5	First Hartford Corporation

Consolidated Subsidiaries - Commercial Properties (continued):

	Cranston, RI	Shopping Center	259,218 sq. ft. Kmart 40% Stop & Shop 25% Effective rent per sq. ft. occupied is $14.67 90.94% occupied	50% owned by a subsidiary of the Company.	27,476,742

	Cranston, RI	College	60,000 sq. ft. Career Education College Effective rent per sq. ft. is $26.68 Currently vacant-leased to 12/31/18	50% owned by a subsidiary of the Company.	10,124,263

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease 100% occupied	50% owned by a subsidiary of the Company.	239,414

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston Effective rent per sq. ft. occupied is $17.75 100% occupied	50% owned by a subsidiary of the Company.	10,132,902

X	Lubbock, TX	Shopping Center	160,570 sq. ft. Steinmart 26% Mardel 25% TJ Maxx 19% Effective rent per sq. ft. occupied is $9.86 96.37% occupied	2.0% owned by a subsidiary of the Company.	5,505,361

The properties listed above contain approximately 1,336,178 rentable sq. ft., of which approximately 67,952 sq. ft., or approximately 5.1%, was vacant at April 30, 2017.  Over the next 10 years, 75 of the current 83 leases will expire as follows:

Year Ended	Number of Leases	Sq. Ft.	Base Rent	Percentage of Base Rent
4/30/18	10	50,173	$618,271	4.46%
4/30/19	15	223,537	$3,378,569	24.36%
4/30/20	9	132,783	$1,309,350	9.44%
4/30/21	9	111,567	$975,560	7.03%
4/30/22	14	140,857	$2,157,450	15.55%
4/30/23	8	108,800	$1,125,807	8.12%
4/30/24	2	18,626	$113,528	0.82%
4/30/25	2	38,754	$365,721	2.64%
4/30/26	4	33,909	$381,134	2.75%
4/30/27	2	14,200	$174,000	1.25%

Annual Report on Form 10-K	Page 6	First Hartford Corporation

Total rental income of these properties for the year ended April 30, 2017 was $17,955,156, of which $4,071,861 is allocated for reimbursement of real estate taxes, common area expenses, and insurance expenses.

The Company does not have any individual tenants that account for 5% or more of the Company’s revenues.

Consolidated Subsidiaries – Residential Properties

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Rockland, MA	Apartments	204 units, low to moderate income, 91% occupied, effective sq. ft. rent - $22.77	.01% owned by a 75% owned subsidiary of the Company.	25,624,630

X	Somerville, MA	Apartments	501 units, low to moderate income, 99% occupied, effective sq. ft. rent - $24.48	.0049% owned by a 75% owned subsidiary of the Company.	49,063,026
Non-Consolidated Subsidiaries
Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized, 98% occupied, effective sq. ft. rent - $20.93	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company.	7,707,909

	Dover Township, NJ	Shopping Center	108,084 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.	14,256,449

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

Annual Report on Form 10-K	Page 7	First Hartford Corporation

Location of Properties	Use	Anticipated Completion Date	Cost Incurred to Date

New Orleans, LA	Single entity build-to-suit plus shopping center	FY 2018 Q1	18,031,749

Brentwood, NY	Single tenant build-to-suit	FY 2018 Q3	6,498,348

Austin, TX	Single tenant build-to-suit	FY 2018 Q4	3,749,219

Buda, TX	12.1 acres of land – can support 40,000 sq. ft. development	FY 2019	3,997,275

Conroe, TX	3.4 acres of land – can support 20,000 sq. ft. development	FY 2019	2,210,304

Del Valle, TX	15.6 acres of land – can support 52,000 sq. ft. development	FY 2019	1,452,091

All Other Properties Held			1,846,418

Total cost of developed properties and property under construction (excludes non-consolidated subsidiaries)			$236,865,867

The Company also owns properties it is currently holding for sale.  The properties include vacant land in East Providence, RI, two single-tenant properties in Austin, TX, and a single-tenant property in St. Louis, MO.  The total cost of these properties as of April 30, 2017 was $11,389,591.

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

There are no proceedings involving officers and directors; see Item 10(f) on Page 20.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

Annual Report on Form 10-K	Page 8	First Hartford Corporation

 PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company trades on the OTC Securities Market under the symbol FHRT.  Investors can find current financial disclosures and quotes for the Company on Yahoo Finance and other financial sites.

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2017	High	Low	Dividends Paid Per Common Share
First Quarter	$2.68	$2.35	None
Second Quarter	$2.50	$2.01	None
Third Quarter	$3.25	$2.25	None
Fourth Quarter	$2.90	$2.25	None

2016
First Quarter	$3.05	$2.00	None
Second Quarter	$3.25	$2.75	None
Third Quarter	$3.00	$2.25	None
Fourth Quarter	$3.00	$2.30	None

No dividends have been paid in the past two fiscal years and the Company has no plans or intentions to institute payment of dividends in the foreseeable future.

Publicly traded sales of common stock on the open-market occur sporadically.  A recent reported public sale was for $3.00 per share on May 24, 2017 for a total of 1,400 shares.

The Company did not sell any unregistered shares of securities during the year ended April 30, 2017.

Shareholders of Record, and Potential Termination of SEC Reporting: There were approximately 318 shareholders of record for the Company’s common stock as of April 30, 2017.  A trend the Company has noticed is the number of shareholders of record has been consistently attenuating each quarter.  The Company anticipates the number of shareholders of record will fall below 300 in the very near term.  Upon that occurring, the Company will have the opportunity to suspend and terminate its SEC reporting obligations, colloquially known as “going dark”.  Management has expressed interest in “going dark” since doing so would create savings in the Company’s accounting, legal, and professional expenses since the SEC compliance obligations would cease.  The Company anticipates, provided one or more market makers continue to participate in the Company’s trading market and other conditions are met, that the Company’s common stock shares would continue to be eligible to trade on the OTC Securities Markets.  However, it is anticipated that the Company’s shares would have less visibility and the current limited liquidity may be further constrained in the market.  Once the Company is eligible to “go dark”, the matter will be brought before its Board of Directors and shareholders for a vote; assuming an affirmative vote, the Company intends it would then voluntarily file a current report on a Form 8-K approximately two weeks in advance of suspending and terminating its Exchange Act reporting obligations in order to provide specific advance notice and additional explanation.

Annual Report on Form 10-K	Page 9	First Hartford Corporation

10b5-1 Private Repurchase Stock Plan: On January 5, 2017, the Company’s Board of Directors amended and approved the Amended and Restated 10b5-1 Private Repurchase Stock Plan (the “Repurchase Plan”), which was initially adopted on March 29, 2016.  The Company found less demand under the Repurchase Plan than expected and desired to broaden the eligibility requirements to increase participation in the Repurchase Plan.  The Company desired to amend the Repurchase Plan in order to permit shareholders holding five (5%) percent or more of the issued and outstanding common stock of the Company the ability to participate in the Repurchase Plan.  The Repurchase Plan provided for the repurchase of up to 150,000 shares of the Company’s common stock in minimum blocks of 15,000 shares and maximum blocks of 25,000 shares.  Eligible shareholders were those holding blocks of common stock of the Company in excess of fifteen thousand (15,000) shares and less than three hundred fifty thousand (350,000) shares.  Repurchases could be made at management’s discretion from time-to-time only through privately negotiated transactions pursuant to the terms of the 10b5-1 plan to meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.  The privately negotiated purchase price could not exceed 1.5 times the highest independent bid or the last independent transaction price and in no event be higher than five ($5.00) dollars per share.  The purchases and negotiations could resume 15 days after filing of the quarterly report; the program will be suspended for 15 days before the due date of each next quarterly or annual report filing and will resume 15 days after the filing.  The repurchase program expired on March 28, 2017.  Any shares acquired under this program were retired.

Please see the below table for information with respect to repurchases by the Company:

Issuer Repurchases of its Equity Securities

Month of Transactions	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Number of potential shares that went unpurchased under the plans or programs
				150,000
May 1, 2016 – April 30, 2017[a]	2,025	$2.45	0	0
May 11, 2016 [b]	25,000	$3.00	25,000	(25,000)
February 1, 2017 [b]	25,000	$2.50	25,000	(25,000)
March 1, 2017 [b]	5,100	$2.50	5,100	(5,100)
March 7, 2017 [b]	6,666	$2.50	6,666	(6,666)
May 25, 2017 [b,c]	25,000	$3.00	25,000	(25,000)
TOTAL	88,791	$2.78	86,766	63,234

a:         The transactions comprised of the acquisition of the 2,025 shares were not conducted pursuant to a publicly announced program, and therefore are discontinued.

b:         The transactions comprised of the acquisition of these shares were made pursuant to the publicly announced 10b5-1 Private Repurchase Stock Plan.

c:         The offer to sell these shares was initiated by the shareholder on February 21, 2017.

ITEM 6.          SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

Annual Report on Form 10-K	Page 10	First Hartford Corporation

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

RESULTS OF OPERATIONS

Rental Income

Rental income for the years ended April 30, by type of tenant, follows:

	2017	2016
Residential	$12,171,608	$12,117,191
Commercial	19,813,217	18,299,709
	$31,984,825	$30,416,900

Residential rental income was up slightly compared to the prior year.  The increase reflected more Section 8-eligible tenants with fewer plan of action concessions at the Somerville, MA (i.e., Clarendon) property, partially offset by lower revenue at the Rockland, MA property due to vacancies  from converted  apartments needed for the ongoing renovation project.

The increase in commercial rental income was caused by rents received on the Company’s development properties (e.g., New Orleans, LA; Olathe, KS; Conroe, TX; etc.) and additional rents from new tenants at the West Springfield, MA and Edinburg, TX properties, partially offset by the impact of the voluntary foreclosure of the Putnam, CT property on June 5, 2015.

Service Income

Service income for the years ended April 30 is made up of the following:

	2017	2016
Preferred Developer Fees	$4,839,500	$6,298,250
Management and Other Fees	614,419	492,845
	$5,453,919	$6,791,095

 Preferred developer fees are from CVS and Cumberland Farms.  The decrease in preferred developer fees reflected lower fees received from both CVS and Cumberland Farms.  The decrease in CVS fees was the result of a recent acquisition by CVS that has impacted in the slowing of their pipeline for new stores.  The smaller decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

Management fees are mainly from the Claymont, DE project.

Annual Report on Form 10-K	Page 11	First Hartford Corporation

Sales (and Cost of Sales) of Real Estate

When profitable opportunities arise, the Company will buy and sell certain properties.  The Company had several purchases and sales of real estate in fiscal years 2017 and 2016.  While the Company expects to continue to discover more opportunities going forward, there are no guarantees that they will be discovered or, if discovered, be of the magnitude and profitability of recent real estate sales.

FY 2017

On June 29, 2016, the Company sold a property in Stanhope, NJ for $10,000,051 (cost of $8,294,103).  A construction loan with a balance of $6,329,667 was paid off with the proceeds.

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

On September 20, 2016, the Company sold a parcel of land in Austin, TX for $6,100,000 (cost of $4,185,023) that was previously ground leased.  The Company continued to own land attached to the sold parcel and oversaw construction of a single-tenant retail building of approximately 6,900 square feet on this property.  The remainder of this property was sold subsequent to April 30, 2017.

On December 14, 2016, the Company sold a property in Conroe, TX for $8,778,442 (cost of $6,730,715).  A mortgage loan with a balance of $5,363,913 was paid off with the proceeds.

On December 28, 2016, the Company sold a property in Olathe, KS for $7,000,000 (cost of $6,867,228).  A mortgage loan with a balance of $5,335,000 was paid off with the proceeds.

There were also costs incurred in fiscal year 2017 related to property sales that occurred in the fiscal year ended April 30, 2016 totaling $13,943 that were not anticipated as of the prior fiscal year end.

FY 2016

On May 28, 2015, the Company sold a parcel of land in Pearland, TX for $1,104,161 (cost of $766,786).

On August 6, 2015, the Company sold a property in Austin, TX for $10,246,021 (cost of $7,800,521).  A construction loan with a balance of $6,106,437 was paid off with the proceeds.

On February 3, 2016, the Company sold a property in Vernon, NJ for $9,750,000 (cost of $8,906,639).

There were also costs incurred in fiscal year 2016 related to property sales that occurred in the fiscal year ended April 30, 2015 totaling $199,077 that were not anticipated as of the prior fiscal year end.

Other Income

The increase in other income was primarily at the liquor store, which obtained a liquor license in December 2014.  Prior to obtaining the liquor license, the store only sold beer and wine.  Income from the liquor store has been steadily increasing since obtaining the license.

Annual Report on Form 10-K	Page 12	First Hartford Corporation

Operating Costs and Expenses

Rental Expenses

Rental expense for the years ended April 30, by type of tenant, follows:

Residential	2017	2016
Depreciation and Amortization	$2,274,234	$2,218,905
Other Rental Expenses	8,128,427	8,305,098
	$10,402,661	$10,524,003
Commercial
Depreciation and Amortization	$3,393,939	$3,300,138
Other Rental Expenses	6,293,904	6,904,291
	$9,687,843	$10,204,429

Total	$20,090,504	$20,728,432

Residential rental expenses were lower compared to the prior year.  The most notable year-over-year items were voucher incentive payments made to tenants at the Rockland, MA property in the prior year that did not occur in the current year and decreases in building repair costs and pool closure due in part to renovation project at Rockland, MA property, partially offset by higher insurance premiums and building repair costs at the Somerville, MA (i.e., Clarendon) property.

The decrease in commercial rental expenses was mainly due to higher costs related to the initial expansion of our shopping center in Edinburg, TX in the prior year and prior year professional and legal expenses incurred as part of the initial effort to refinance the debt at the Cranston, RI shopping center, largely offset by a legal settlement of $200,000 with a former tenant (see Item 3 included within for further discussion) and accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse).

Service Expenses

Service expenses for the years ended April 30 is made up of the following:

	2017	2016
Preferred Developer Expenses	$5,011,262	$5,695,793
Construction and Other Costs	87,637	95,382
	$5,098,899	$5,791,175

The decrease in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the lower service revenue offset by higher compensation expense.

Selling, General and Administrative Expenses (“SG&A”)

The increase in SG&A expenses was primarily due to writing-off costs relating to abandoned projects, higher expenses at the liquor store commensurate with the higher volume, expenses related to the Company’s development properties (e.g., New Orleans, LA; Olathe, KS, Conroe, TX, etc.), and higher legal and professional fees.

Annual Report on Form 10-K	Page 13	First Hartford Corporation

Non-Operating Income (Expense):

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

The equity in earnings (losses) of unconsolidated subsidiaries is broken down as follows:

	2017	2016
Income from Operations	$325,452	$306,851
Distributions	360,000	360,000
Equity in Earnings of Unconsolidated Subsidiary	$685,452	$666,851

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

Other Income

Other income is broken down as follows:

	2017	2016
Investment Income	$137,186	$416,811
Clarendon Residual Funds	-0-	189,912
Total	$137,186	$606,723

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

Gain on Voluntary Foreclosure

On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, CT in the amount of approximately $4,700,000.  The rentable space of the shopping center was 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain of $2,649,850 since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $-0- and $44,645 for the years ended April 30, 2017 and 2016, respectively.

Annual Report on Form 10-K	Page 14	First Hartford Corporation

Loss on Impairment

During the year ended April 30, 2016, the Company recorded an impairment loss of $330,700 on a non-core property it owns in Wethersfield, CT.  The amount of the impairment loss represented the excess of the cost over the estimated net sales proceeds from the property.

Loss on Defeasance

In FY 2017, the Company paid a defeasance premium of $437,776 when refinancing its mortgage loan on its shopping center in Lubbock, TX as discussed in Note 3 of the Financial Statements included within.

Interest Expense

Interest expense for the years ended April 30, by type of tenant, follows:

	2017	2016
Residential	$2,892,724	$2,516,383
Commercial	7,501,274	6,852,573
	$10,393,998	$9,368,956

The increase in commercial interest expense was the result of expense related to loans for the Company’s development properties (e.g., New Orleans, LA; Olathe, KS, etc.), partially offset by savings from the prior year refinancings at Cranston and CP Associates.

The increase in residential interest expense was the result of the refinancing at Rockland as discussed in Note 3 of the Financial Statements included within as the loans paid off as part of this refinancing did not accrue interest.

Income Tax Expense (Benefit)

See Note 7 to the Company’s financial statements for information about the effective income tax rate.

As of April 30, 2017, the Company has a net deferred tax asset in the amount of $671,147. The net deferred tax asset includes Federal net operating loss carryforwards of $1,152,929 that are available to offset future Federal taxable income. The Company has recorded $449,642 as the potential tax effect.  In addition, the Company has recorded a net deferred asset in the amount of $250,042, which represents a basis difference in real estate assets owned by the Company. It also has an Alternative Minimum Tax (AMT) credit of $311,917.  Offsetting these, the Company has recorded a net deferred liability of $381,301 for untaxed rental income.  Lastly, no valuation allowance has been recorded based on anticipated future profitability being able to fully utilize the net operating loss carryforwards and future depreciation benefits.

CAPITAL RESOURCES AND LIQUIDITY

At April 30, 2017, the Company had $6,250,757 of unrestricted cash and cash equivalents.  This includes $3,819,450 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, of $129,651 and tenant security deposits held by VIEs of $396,361 are included in restricted cash and cash equivalents.

At April 30, 2017, the Company had $1,538,839 of investments in marketable securities, all of which belongs to partner entities.

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.

Annual Report on Form 10-K	Page 15	First Hartford Corporation

On July 30, 2015, the Company obtained a credit line with a regional bank.   This $2,760,000 line of credit is used from time to time primarily to fund initial investments related to development opportunities.  The interest rate on these loans is 3.00% plus One Month ICE LIBOR rate up to maturity date (i.e., twelve months from issuance of proceeds) and 12.0% thereafter.  As of April 30, 2017, the Company had borrowings of $2,650,000 against this credit line.

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit is used from time to time primarily to fund initial investments related to development opportunities.  As of April 30, 2017, the Company had borrowings of $2,000,000 against this credit line.

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

As of April 30, 2017, the Company had borrowings of $1,750,000 against this credit line.

Recently Issued Accounting Guidance:

For a description of recently issued accounting pronouncements, see Note 1 to the consolidated financial statements included in Item 8 as presented in Item 15.  Summary of Significant Accounting Policies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

For a discussion of accounting policies see Note 1 to the consolidated financial statements included in Item 8 as presented in Item 15, Summary of Significant Accounting Policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin at page 31.  See the index to Financial Statements in Item 15.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Annual Report on Form 10-K	Page 16	First Hartford Corporation

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2017, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

Annual Report on Form 10-K	Page 17	First Hartford Corporation

Changes in Internal Control over Financial Reporting

During the years ended April 30, 2017 and 2016, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER  INFORMATION

None.

Annual Report on Form 10-K	Page 18	First Hartford Corporation

 PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors:

The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:

Name	Age	Period of Service
Neil H. Ellis	89	1966 – Present
David B. Harding	72	1998 – Present
Jeffrey Carlson	62	2015 – Present
John Toic	45	2015 – Present
William Connolly	68	2015 – Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

The directors of the Company are each elected to one-year terms.

(b)        Identification of Executive Officers:

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service
John Toic	45	President	2015 – Present
Neil H. Ellis	89	Chairman of the Board	1966 – Present
Jeffrey Carlson	62	Secretary	2015 – Present
Eric J. Harrington	47	Treasurer	2015 – Present
David B. Harding	72	Vice President	1998 – Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)        Identification of Certain Significant Employees:

Name	Age	Position	Period of Service
N/A

(d)        Family Relationships:

There are no family relationships among any directors or executive officers.

Annual Report on Form 10-K	Page 19	First Hartford Corporation

(e)        Business Experience:

1.   Following is a brief description of the background of each director and executive officer:

Mr. Ellis served as President and as a director of the Company since 1966 until 2015, at which time he resigned as President and continued as Chairman of the Board.  He is also President and Director of Green Manor Corporation, a holding company (which includes Journal Publishing Inc., Lubbock Parkade Inc. and MIP 16A Corp.) owned by him and his wife.

Mr. Harrington was appointed the role of Treasurer in 2015.  Mr. Harrington was hired in 2015 as the Manager of Accounting; he now serves as the Treasurer and as the principal financial officer of the Company.  Mr. Harrington has been a CPA since 1995; he holds a B.S. in Business Administration, 1991, from Western New England College.  His recent prior business experience has been:  Director of Accounting at FM Facility Maintenance from 2012 to January 2015; United Technologies from 2005 through 2012 in various manager of accounting and controller positions at several of its subsidiaries; Gerber Scientific 1995 through 2005 in various manager of accounting and controller positions; and at Price Waterhouse from 1991 through 1995 as an accountant.

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

Mr. Toic was elected President of the Company in 2015.  Previously, he served as Vice President of Municipal Affairs and CVS Development at the Company since 2005.  He was elected as a director in 2015.

Mr. Carlson was appointed to be Secretary of the Company in 2015.  Mr. Carlson has been serving as General Counsel since 2000, and has been counsel to the Company since 1981; he was admitted to practice law in the State of Connecticut in 1981.  Mr. Carlson holds a B.A. from Fairfield University, and a law degree from Southwestern University School of Law.

Mr. Connolly has been the Managing Partner of Connolly and Partners, LLC since 2005.  He has been involved in the management, development and redevelopment of real estate since 1972.  He was elected as a director in 2015.

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

(g)        Promoter and Control Persons:

      Not applicable.

Annual Report on Form 10-K	Page 20	First Hartford Corporation

(h)        Audit Committee Financial Expert:

The Company does not have an audit committee and does not have a committee charter because it does not have any independent members on its Board of Directors.  Instead, its entire Board of Directors attempts to fulfill the functions of an audit committee. From time to time, the Board of Directors will seek guidance from outside independent consultants. Mr. Ellis, Mr. Harding, Mr. Toic, and Mr. Carlson are members of the Company’s management and Mr. Connolly is an employee of the Company. In addition, Mr. Ellis holds a majority ownership in the Company, see Item 12 herein, and he has various business relationships with the Company described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  The Company does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

(i)         Section 16(a) of the Exchange Act - Beneficial Ownership Reporting Compliance:

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

Based solely upon a review of such forms 3, 4, and 5 actually furnished to the Company, and written representations of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2017, all directors and executive officers of the Company have not had to file any reports under Section 16(a) of the Exchange Act.

Based solely upon a review of such forms 3, 4, and 5 actually furnished to the Company by one 10% shareholder and his wife, the Company believes that during fiscal year ended April 30, 2017 that: Mr. John Filippelli filed three Form 5 filings on a late basis correcting his missed filings required to have been filed on Form 4 at the times of such transactions during fiscal years ended April 2014, 2015 and 2016 by filing a late filed Form 5 for each such fiscal year; the late filings report 15 late filed transactions.  Additionally, Barbara K. Filippelli timely filed on a Form 5 for fiscal year ended April 2017 that five transactions should have been filed on Form 4 at the times of such transactions and thus the filing reports such as late filed transactions.

(j)         Code of Ethics:

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

Annual Report on Form 10-K	Page 21	First Hartford Corporation

ITEM 11.        EXECUTIVE COMPENSATION

(a)   Summary Compensation Table:

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Neil H. Ellis, Chairman	2017	$399,989	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$399,989
	2016	$400,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$400,000
John Toic, President	2017	$400,000	$75,000	$-0-	$-0-	$-0-	$-0-	401(k) $8,477	$483,477
	2016	$201,455	$299,166	$-0-	$-0-	$-0-	$-0-	$11,090	$511,711
Jeffrey Carlson, General Counsel & Secretary	2017	$175,000	$25,000	$-0-	$-0-	$-0-	$-0-	401(k) $7,710	$207,710
	2016	$175,000	$25,000	$-0-	$-0-	$-0-	$-0-	$7,682	$207,682
David B. Harding, Vice President	2017	$113,738	$-0-	$-0-	$-0-	$-0-	$-0-	401(k) $-0-	$113,738
	2016	$150,010	$-0-	$-0-	$-0-	$-0-	$-0-	$5,681	$155,691
Eric Harrington, Treasurer	2017	$140,000	$-0-	$-0-	$-0-	$-0-	$-0-	401(k) $5,616	$145,616
	2016	$134,616	$-0-	$-0-	$-0-	$-0-	$-0-	$4,457	$139,073
William Connolly, Managing Director of Connolly and Partners, LLC	2017	$149,993	$55,460	$-0-	$-0-	$-0-	$-0-	401(k) $6,358	$211,811
	2016	$149,988	$72,243	$-0-	$-0-	$-0-	$-0-	$4,979	$227,210

Directors Compensation:

Directors have not received any compensation for serving on the Board since each of the directors is either an officer or employee of the Company and, therefore, not independent, and are each compensated as employees for their officer and employee positions.

(b)        Stock Options:

The Company does not have a stock option plan.

Annual Report on Form 10-K	Page 22	First Hartford Corporation

(c)        No Compensation Committee:

The Company does not have a compensation committee and does not have a committee charter because it does not have independent members on its Board of Directors.  Instead its entire Board of Directors attempts to fulfill the functions of a compensation committee.  From time to time, the Board of Directors may seek guidance from outside independent consultants.  Mr. Ellis, Mr. Harding, Mr. Toic, and Mr. Carlson are members of the Company’s management and Mr. Connolly is an employee of the Company.  In addition, Mr. Ellis, the majority owner of the Company, has various business relationships with the Company described under “Certain Relationships and Related Transactions”, in Item 13.

(d)        Benefits and Perquisites:

Medical Insurance:

All employees, including executive officers, working over 30 hours a week are entitled to Company-paid medical insurance of which the employee pays, family $82 a week, employee and spouse $73 a week, and employee alone $33 a week.

Mr. Ellis has opted out of the Company plan and is covered by Medicare.

Disability Insurance:

Short-Term: Non-management employees receive the first week week’s pay at 100% of their salary or rate of pay when out on short term disability. The following weeks (based on years of service - one week per year of service) are paid at 70% of salary or rate of pay.   Any additional weeks are paid at 60% of salary or rate of pay.  The maximum benefit will not exceed $6,000 a month and ends at the 180th day of disability, at which time the long-term disability insurance takes effect.

Management employees, as defined by the Company and including executive officers, receive 100% of their pay for the first 180 days of disability and, thereafter, the long-term disability insurance takes effect.

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

Life Insurance:

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

(e)        Automobiles:

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

Annual Report on Form 10-K	Page 23	First Hartford Corporation

(f)        Deferred Compensation Plan:

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six employees an annual payment of $21,667 each for three years.  Included in these six employees are Mr. Harding, Mr. Toic, and Mr. Carlson.  All of the six employees satisfied the vesting requirement and received the first two annual payments as of April 30, 2017.  The total expense recorded for this bonus was $390,000, of which $195,000 related to the three named executives.

On March 6, 2014, the Company adopted a Deferred Bonus Plan for Mr. Harding agreeing to pay him 7% of the amount of any remaining Operating Reserve held at Clarendon, as defined, payable to the Company upon approved distribution of the Operating Reserve upon termination of the Partnership Agreement.  There has been no expense recognized as of April 30, 2017 as the event needed to trigger this payment has not yet occurred.

(g)        Bonuses:

Prior to December 31, 2015, Mr. Toic’s base salary was $105,019.  In addition, Mr. Toic had an agreement to receive a $7,500 bonus on each CVS / Cumberland Farms fee for service closing, with a minimum of $175,000 for any calendar year.  During fiscal years 2017 and 2016, Mr. Toic received bonuses of $-0- and $174,167, respectively, under this agreement.  In addition, in fiscal years 2017 and 2016, Mr. Toic received bonuses totaling $75,000 and $125,000, respectively, for his work on the sale of several properties.  Beginning on January 1, 2016, Mr. Toic no longer receives bonuses prospectively (he may still be paid for certain identified property sales that have not yet occurred as of that date) and his base salary was increased to $400,000.

In fiscal years 2017 and 2016, Mr. Carlson received $25,000 bonuses, respectively, for his work on the sale of several properties.

Mr. Connolly receives commissions equal to 8% of gross management fees paid by the three residential properties.  In fiscal years 2017 and 2016, he received $55,460 and $72,243, respectively.

Annual Report on Form 10-K	Page 24	First Hartford Corporation

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a-b)      Security Ownership of Certain Beneficial Owners, Directors and Executive Officers:

The following table sets forth information as of fifteen days prior to the date hereof, based upon beneficial owner reported filings with the SEC, with respect to all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock, by each director, by each officer named in the Summary Compensation Table, and by all officers and directors of the Company as a group:

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

	Officers and Directors

Common Stock	Neil H. Ellis	1,355,326 (1)	58.5%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	All Directors and Officers	1,355,426 (1)	58.5%
	as a Group (6 persons of which only 1 holds 5% or greater)

	Other 5% Beneficial Owners

Common Stock	John Filippelli	280,458 (2)	12.1%
	23 Lakeview Drive
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	8.6%
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

(2)     Included in Mr. Filippelli’s shares are 279,806 shares over which he has Shared Dispositive Power with Mr. Filippelli’s wife and 652 shares owned by Mr. Filippelli’s wife.

(c)        Changes in Control:

The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

(d)        Equity Compensation Plan Information:

None.

Annual Report on Form 10-K	Page 25	First Hartford Corporation

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

(a)         Parkade Center Inc. (a wholly owned subsidiary of First Hartford Corporation) has a 1.99% interest in Hartford Lubbock Parkade LP II, a partnership, which owns a shopping center in Lubbock, TX.  Lubbock Parkade Inc., a wholly owned subsidiary of Journal Publishing Inc., owns 98.01% of the Partnership.  Journal Publishing Inc. is owned by Neil H. Ellis, the Chairman of First Hartford Corporation, and his wife Elizabeth, through their ownership of Green Manor Corporation. First Hartford Realty Corporation manages the property and receives a 4% management fee, which is the industry norm for a shopping center.

For the years ended April 30, 2017 and 2016, Parkade Center Inc. and First Hartford Realty Corporation earned the following:

                                                               2017                 2016

Management Fee (at 4%)         $70,554            $71,217

For the years ended April 30, 2017 and 2016, Parkade Center Inc. received distributions of $17,802 and $7,264, respectively. For the years ended April 30, 2017 and 2016, Lubbock Parkade Inc. received distributions of $962,378 and $312,000, respectively, from Hartford Lubbock LP II.

(b)         Certain Business Relationships:

Refer to (a) above.

(c)         Indebtedness of Management:

There is none.

(d)         Transactions with Promoters:

There is none.

(e)         Director Independence:

All of the Directors of the Company are executives and/or employees of the Company and by definition are not independent.  Further, Mr. Ellis owns in excess of fifty percent of the outstanding stock of the Company.  The Company does not have any directors that meet the independence standards for audit, nominating or compensation committee.

The Company’s securities are listed on The OTC Markets (the electronic quotation system that trades the Company’s securities) and such exchanges and systems do not impose requirements that a majority of the Board of Directors be independent.

Annual Report on Form 10-K	Page 26	First Hartford Corporation

 ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 5, 2013, the Company engaged Mahoney Sabol & Company, LLP to audit 2013 and 2012.  This agreement has been renewed for 2014-2017.

The 2017 and 2016 amounts in the table below represent expenses for Mahoney Sabol & Company, LLP.

	2017	2016
Audit Fees (1)	$128,000	$125,000
Audit Related Fees (2)	19,000	-0-
Tax Fees	-0-	-0-
All Other Fees (3)	4,922	-0-

(1)  Fees for the audit of the Company’s annual financial statements included in its Annual Report on Form 10-K, and Form 10-Q’s filed Quarterly.

(2)  Fees for the audit of one of the Company’s subsidiaries.

(3)  Fees for the review of CAM charges at one of the Company’s subsidiaries.

Due to the fact that the Company does not have a formal audit committee, the Board of Directors has:

(a)        Reviewed and discussed the Company’s audited financial statements with the independent auditors;

(b)        Discussed with the independent auditors the matters required to be discussed by professional standards; and

(c)        Reviewed and discussed the independence of the auditors and received a written disclosure from the audit firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

      By its Board of Directors:

Neil H. Ellis

David B. Harding

William Connolly

John Toic

Jeffrey Carlson

Annual Report on Form 10-K	Page 27	First Hartford Corporation

 PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
(a) (1) The following items are included in Part II, Item 8 as presented in Item 15:

Report of Independent Registered Public Accounting Firm	30

Financial Statements:

Consolidated Balance Sheets – April 30, 2017 and 2016	31-32

Consolidated Statements of Income for the Years
Ended April 30, 2017 and 2016	33

Consolidated Statements of Comprehensive Income for the Years
Ended April, 30, 2017 and 2016	34

Consolidated Statements of Changes in Shareholders’ Deficiency
for the Years Ended April 30, 2017 and 2016	35

Consolidated Statements of Cash Flows for the Years
Ended April 30, 2017 and 2016	36-37

Notes to Consolidated Financial Statements	38-56

 (2)     Financial statement schedules

All financial statement schedules are omitted because they are not required.

(b)           Exhibits

(3)      Articles of Incorporation and by-laws.

Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of
            Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

(12)      Subsidiaries of the Registrant.

Name of Subsidiary	State in which Incorporated
First Hartford Realty Corporation	Delaware
Lead Tech, Inc.	Connecticut
Parkade Center, Inc.	Texas
Plainfield Parkade, Inc.	Connecticut
EH&N Construction Company	Delaware
Dover Parkade, LLC	Delaware
DE 150 Corp.	Delaware
Brewery Parkade, Inc.	Rhode Island
Cranston Parkade, LLC	Rhode Island
Tri-City Plaza, Inc.	Delaware
1150 Union Street Corp.	Massachusetts
CP Associates, LLC	Rhode Island
Trolley Barn Associates, LLC	Rhode Island
Main Street NA Parkade, LLC	Connecticut

Annual Report on Form 10-K	Page 28	First Hartford Corporation

Name of Subsidiary	State in which Incorporated
Connolly & Partners, LLC	Massachusetts
Cranston/BVT Associates Limited Partnership	Rhode Island
CP/BVT Inc.	Rhode Island
FHRC Management Corp.	Delaware
The Shoppes at Rio Grande Valley, LP	Texas
Edinburg SRGV, LLC	Delaware
Rockland Place Apartments, LLC	Massachusetts
Rockland Place Developers, LLC	Massachusetts
Rockland Place Apartments, LP	Massachusetts
EH&NU Inc.	Massachusetts
First BTS, LLC	Texas
First BTS Claiborne, LLC	Louisiana
First GL Conroe, LLC	Texas
First BTS Avondale, LLC	Louisiana
First BTS Austin, LLC	Texas
First GL Buda, LLC	Texas
First BTS Stanhope, LLC	New Jersey
First BTS N Carrollton LLC	Louisiana
First BTS Mid-City, LLC	Louisiana
First BTS Vernon, LLC	New Jersey
First BTS Conroe, LLC	Texas
First BTS MLK & 183, LLC	Texas
First BTS Parmer, LLC	Texas
First BTS West Lake, LLC	Texas
First BTS Brentwood, LLC	New York
First Sappington WAG, LLC	Missouri
First BTS Little Ferry, LLC	New Jersey
First GL Cedar Park, LLC	Texas
1813 W. Parmer Associates, LLC	Texas
FHRC Plumbing, Inc.	Massachusetts
Prosperity EB5 Holdings, LLC	Texas
Pharmacy EB5 Holdings, LLC	Connecticut
999 Realty, LLC	Delaware
The Robert Company, LLC	Texas
SATIS Corporation	Connecticut
First Hartford Rio Grande Valley, Inc.	Texas
Del Valle Parkade, LLC	Texas
EPFH, LLC	Texas
Clarendon Hill Somerville Limited Partnership	Massachusetts
Clarendon Developer, LLC	Massachusetts
Clarendon Hill Somerville, LLC	Massachusetts
LTI Environmental Services, Inc.	Massachusetts
Steeple City Cinemas, Inc.	Massachusetts
Steeple City Liquors, Inc.	Massachusetts
Hartford Lubbock Limited Partnership II	Texas
Connolly Claymont, LLC	Delaware
B’nai B’rith Claymont LP	Delaware

(31.1) Exhibit 31.1     CEO Certification

(31.2) Exhibit 31.2     CFO Certification

(32.1) Exhibit 32.1     CEO and CFO Certification as to 18 U.S.C. 1350

(c)         Other Financial Statements

None.

Annual Report on Form 10-K	Page 29	First Hartford Corporation

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Hartford Corporation

We have audited the accompanying consolidated balance sheets of First Hartford Corporation as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ deficiency, and cash flows for each of the years in the two-year period ended April 30, 2017. First Hartford Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Hartford Corporation as of April 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut

July 31, 2017

Annual Report on Form 10-K	Page 30	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2017 AND 2016

ASSETS

	2017	2016
Real estate and equipment:
Developed properties and property under construction (including $77,898,958 in 2017 and $74,693,823 in 2016 for VIEs)	$236,865,867	$228,733,956
Equipment and tenant improvements (including $2,424,964 in 2017 and $2,425,896 in 2016 for VIEs)	3,689,442	3,763,420
	240,555,309	232,497,376
Less accumulated depreciation and amortization (including $15,918,495 in 2017 and $13,827,009 in 2016 for VIEs)	(47,449,316)	(42,654,076)
	193,105,993	189,843,300

Property held for sale	11,389,591	15,422,312

Cash and cash equivalents (including $2,063,103 in 2017 and $1,507,163 in 2016 for VIEs)	6,250,757	5,982,506

Cash and cash equivalents – restricted (including $396,361 in 2017 and $406,749 in 2016 for VIEs)	526,012	2,070,963

Marketable securities (including $1,538,839 in 2017 and $1,601,795 in 2016 for VIEs)	1,538,839	1,601,795

Accounts and notes receivable, less allowance for doubtful accounts of $135,002 in 2017 and $769,961 in 2016 (including $66,543 in 2017 and $27,651 in 2016 for VIEs)	3,505,541	3,959,574

Other receivables	4,064,876	5,956,103

Deposits and escrow accounts (including $8,866,586 in 2017 and $4,137,450 in 2016 for VIEs)	15,930,999	9,937,588

Prepaid expenses (including $327,481 in 2017 and $306,547 in 2016 for VIEs)	1,644,320	1,438,759

Deferred expenses, net (including $167,273 in 2017 and $184,722 in 2016 for VIEs)	5,712,547	2,952,630

Investment in affiliates	100	100

Due from related parties and affiliates	152,776	159,954

Deferred tax asset	671,147	2,130,776

Total assets	$244,493,498	$241,456,360

 See accompanying notes.

Annual Report on Form 10-K	Page 31	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2017 AND 2016

(continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	2017	2016
Liabilities:
Mortgages and other notes payable:
Construction loans payable	$26,929,537	$68,031,502
Mortgages payable (including $64,598,997 in 2017 and $56,580,047 in 2016 for VIEs)	195,763,409	149,119,630
Notes payable (including $1,704,697 in 2017 and $1,704,697 in 2016 for VIEs)	1,704,697	1,744,697
Lines of credit	6,400,000	2,652,091
Less: Deferred debt issuance costs (including $1,575,494 in 2017 and $1,151,746 in 2016 for VIEs)	(3,067,098)	(1,837,083)
	227,730,545	219,710,837

Accounts payable (including $569,600 in 2017 and $961,884 in 2016 for VIEs)	2,915,400	3,701,702
Other payables	4,966,246	8,843,015
Accrued liabilities (including $3,382,307 in 2017 and $3,254,953 in 2016 for VIEs)	5,699,875	6,124,930
Derivative liability	2,023,793	4,693,209
Deferred income (including $227,936 in 2017 and $254,576 in 2016 for VIEs)	622,461	677,694
Other liabilities	1,328,909	1,654,361
Due to related parties and affiliates (including $446,990 in 2017 and $430,269 in 2016 for VIEs)	598,843	602,121
Total liabilities	245,886,072	246,007,869

Commitments and Contingencies

Shareholders’ Deficiency:
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,236,843 in 2017 and 3,298,609 in 2016, outstanding 2,340,799 and 2,404,590 in 2017 and 2016, respectively	3,236,843	3,298,609

Capital in excess of par	5,093,779	5,198,928
Accumulated deficit	(5,612,263)	(8,600,495)
Accumulated other comprehensive income (loss)	-0-	-0-
Treasury stock, at cost, 896,044 and 894,019 shares in 2017 and 2016, respectively	(4,989,384)	(4,984,416)
Total First Hartford Corporation	(2,271,025)	(5,087,374)

Noncontrolling interests	878,451	535,865
Total shareholders’ deficiency	(1,392,574)	(4,551,509)

Total liabilities and shareholders’ deficiency	$244,493,498	$241,456,360

See accompanying notes.

Annual Report on Form 10-K	Page 32	First Hartford Corporation

  FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

	2017	2016
Revenues:
Rental income	$31,984,825	$30,416,900
Service income	5,453,919	6,791,095
Sales of real estate	34,373,493	21,100,182
Other revenues	3,858,059	3,555,335
	75,670,296	61,863,512

Operating costs and expenses:
Rental expenses (includes depreciation and amortization of $5,668,173 and $5,519,043 in 2017 and 2016, respectively)	20,090,504	20,728,432
Service expenses	5,098,899	5,791,175
Cost of real estate sales	27,723,800	17,673,023
Selling, general and administrative expenses	9,078,059	7,141,236
	61,991,262	51,333,866

Income from operations	13,679,034	10,529,646

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	685,452	666,851
Other income	137,186	606,723
Gain / (loss) on derivatives (non-cash)	2,669,416	(2,177,879)
Loss on defeasance	(437,776)	-0-
Gain on voluntary foreclosure	-0-	2,649,850
Loss on impairment	-0-	(330,700)
Interest expense	(10,393,998)	(9,368,956)
	(7,339,720)	(7,954,111)

Income before income taxes	6,339,314	2,575,535

Income tax expense	1,859,941	932,147

Consolidated net income	4,479,373	1,643,388

Net (income) / loss attributable to noncontrolling interests	(1,491,141)	124,538

Net income attributable to First Hartford Corporation	$2,988,232	$1,767,926

Net income per share – basic	$1.26	$0.73

Net income per share – diluted	$1.26	$0.73

Shares used in basic per share computation	2,375,617	2,407,526
Shares used in diluted per share computation	2,375,617	2,407,526

 See accompanying notes.

Annual Report on Form 10-K	Page 33	First Hartford Corporation

  FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

	2017	2016

Consolidated net income	$4,479,373	$1,643,388

Other comprehensive income / (loss), net of taxes:
Unrealized gains / (losses) on marketable securities	112,813	(466,872)

Total comprehensive income	4,592,186	1,176,516

Amounts attributable to noncontrolling interests:
Net (income) / loss	(1,491,141)	124,538
Unrealized (gains) / losses on marketable securities	(112,813)	371,057

	(1,603,954)	495,595

Comprehensive income attributable to First Hartford Corporation	$2,988,232	$1,672,111

See accompanying notes.

Annual Report on Form 10-K	Page 34	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income*	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Balance, April 30, 2015	$3,298,609	$5,198,928	$(10,368,421)	$95,815	$(4,970,082)	$(6,745,151)	$2,632,855	$(4,112,296)

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(1,601,395)	(1,601,395)

Purchase of common stock	-0-	-0-	-0-	-0-	(14,334)	(14,334)	-0-	(14,334)

Net income (loss)	-0-	-0-	1,767,926	-0-	-0-	1,767,926	(124,538)	1,643,388

Unrealized loss on marketable securities	-0-	-0-	-0-	(95,815)	-0-	(95,815)	(371,057)	(466,872)

Balance, April 30, 2016	3,298,609	5,198,928	(8,600,495)	-0-	(4,984,416)	(5,087,374)	535,865	(4,551,509)

Distribution	-0-	-0-	-0-	-0-	-0-	-0-	(1,261,368)	(1,261,368)

Purchase of common stock	(61,766)	(105,149)	-0-	-0-	(4,968)	(171,883)	-0-	(171,883)

Net income	-0-	-0-	2,988,232	-0-	-0-	2,988,232	1,491,141	4,479,373

Unrealized gain on marketable securities	-0-	-0-	-0-	-0-	-0-	-0-	112,813	112,813

Balance, April 30, 2017	$3,236,843	$5,093,779	$(5,612,263)	$ -0-	$(4,989,384)	$(2,271,025)	$878,451	$(1,392,574)

*Consists exclusively of net unrealized gains (losses) on available-for-sale marketable securities.

See accompanying notes.

Annual Report on Form 10-K	Page 35	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

	2017	2016
Operating activities:

Consolidated net income	$4,479,373	$1,643,388
Adjustments to reconcile consolidated net income
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of
distributions of $360,000 in 2017 and $360,000 in 2016	(325,452)	(306,851)
Gain on sale of real estate	(6,649,693)	(3,427,159)
Gain on voluntary foreclosure	-0-	(2,649,850)
Loss on impairment	-0-	330,700
Depreciation of real estate and equipment	5,453,963	5,210,982
Amortization of deferred expenses	868,263	388,414
Deferred income taxes	1,459,629	671,231
(Gain) / loss on derivatives	(2,669,416)	2,177,879
Changes in operating assets and liabilities:
Accounts, notes and other receivables	2,345,260	6,998,755
Deposits and escrows	4,519,094	(459,504)
Prepaid expenses	(205,561)	(260,531)
Deferred expenses	(4,858,195)	821,944
Cash and cash equivalents – restricted	1,544,951	(1,122,242)
Accrued liabilities	(425,055)	272,732
Deferred income	(55,233)	169,398
Accounts and other payables	(4,663,071)	(4,443,478)
Net cash provided by operating activities	818,857	6,015,808

Investing activities:
Investments in marketable securities	(466,827)	(3,189,006)
Proceeds from sale of marketable securities	642,596	5,084,737
Purchases of equipment and tenant improvements	(169,283)	(193,541)
Proceeds from sales of real estate	34,373,493	21,100,182
Additions to developed properties and property under construction	(32,238,452)	(53,846,161)
Net cash provided by (used in) investing activities	2,141,527	(31,043,789)

 See accompanying notes.

Annual Report on Form 10-K	Page 36	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

(continued)

	2017	2016
Financing activities:

Purchase of common stock	$(171,883)	$(14,334)
Distributions to noncontrolling interests	(1,261,368)	(1,601,395)
Proceeds from:
Construction loans	12,282,080	24,343,442
Mortgages	11,929,657	11,752,500
Notes	-0-	-0-
Credit lines	5,775,000	3,140,928
Principal payments on:
Construction loans	(15,051,475)	(11,865,147)
Mortgages	(14,130,953)	(4,575,136)
Notes	(40,000)	-0-
Credit lines	(2,027,091)	(488,837)
Advances to related parties and affiliates, net	3,900	620,125
Net cash provided by / (used in) financing activities	(2,692,133)	21,312,146

Net change in cash and cash equivalents	268,251	(3,715,835)
Cash and cash equivalents, beginning of year	5,982,506	9,698,341

Cash and equivalents, end of year	$6,250,757	$5,982,506

Cash paid during the year for interest	$10,189,862	$8,952,062

Cash paid during the year for income taxes	$434,890	$762,994

Debt refinancing in 1st quarter:
New mortgage loan	$14,300,000	$39,000,000
Debt reduced	(5,359,713)	(39,723,828)
Escrow funded	(8,019,977)	(-0-)
Net cash from refinancing in 1st quarter	$920,310	$(723,828)

Debt refinancing in 2nd quarter:
New mortgage loan	$32,500,000	$-0-
Debt reduced	(31,030,767)	(-0-)
Escrow funded	(1,100,000)	(-0-)
Net cash from refinancing in 2nd quarter	$369,233	$-0-

Debt refinancing in 3rd quarter:
New mortgage loan	$21,186,745	$-0-
Debt reduced	(18,139,103)	(-0-)
Escrow funded	(1,392,528)	(-0-)
Net cash from refinancing in 3rd quarter	$1,655,114	$-0-

Debt refinancing in 4th quarter:
New mortgage loan	$-0-	$-0-
Debt reduced	(-0-)	(-0-)
Net cash from refinancing in 4th quarter	$-0-	$-0-

 See accompanying notes.

Annual Report on Form 10-K	Page 37	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Annual Report on Form 10-K	Page 38	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

1.   Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Service Income - The Company is party to preferred developer agreements with CVS and Cumberland Farms.  Under these agreements, the Company’s fee for such services provided is recognized as earned when services, as outlined in the development agreements, are provided. Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2017 and 2016 were $3,394,500 and $4,767,000, respectively.  Fees earned for Cumberland Farms during the years ended April 30, 2017 and 2016 were $1,445,000 and $1,531,250, respectively.  These fees are included in service income in the consolidated statements of income.

The Company also provides management and maintenance services to others.  Fees for such services provided are recognized in service income as earned when services are provided.

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.  For the years ended April 30, 2017 and 2016, the Company had sales of $34,373,493 and $21,100,182, respectively.  The cost of the property sold was $27,723,800 and $17,673,023 for 2017 and 2016, respectively.  None of the property sold was otherwise providing significant ongoing cash flows to the Company.

Construction Income - The Company primarily develops real estate for its own use.  However, revenues from long-term projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  There were no long-term construction projects or revenue for the years ended April 30, 2017 and 2016.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with these activities but not yet funded were $4,363,317 and $7,478,581 as of April 30, 2017 and 2016 respectively, and have been included as “other payables” in the consolidated balance sheets.  Related reimbursements due from CVS were $4,064,876 and $5,956,103 as of April 30, 2017 and 2016, respectively, and have been included in “other receivables” in the consolidated balance sheets.

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

Annual Report on Form 10-K	Page 39	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Property Under Construction

The Company capitalizes costs directly associated with property under construction. Such costs include materials, construction labor and payroll cost, allocation of salaries and payroll cost from direct activities such as engineering, purchasing and legal and services provided by subcontractors. Material carrying costs for property taxes, insurance and interest are also capitalized during the period of active construction until construction is substantially complete (see Note 3).

The Company capitalizes labor cost for direct work by offsite staff on specific projects.  In the year ended April 30, 2017, $52,500 was capitalized.  In the year ended April 30, 2016, $131,028 was capitalized.

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

Annual Report on Form 10-K	Page 40	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

1.   Summary of Significant Accounting Policies (continued):

Deferred Expenses (concluded):

Leasing costs incurred, primarily commissions, are capitalized for signed leases and included in deferred expenses in the accompanying consolidated balance sheets.  Such costs are amortized using the straight-line method over the terms of the related leases.  The unamortized balance of such cost was $1,226,778 and $1,086,042 as of April 30, 2017 and 2016, respectively.

Amortization expense for the next five years is expected to be as follows:

Year Ending April 30,
2018	$238,625
2019	196,538
2020	131,934
2021	117,048
2022	106,033
Thereafter	436,600
Total	$1,226,778

Investment in Affiliated Entities

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (“Dover”).  The Company has a 50% interest in Dover which owns a shopping center in Dover Township, NJ.  The operating and financial policies of Dover are not controlled by the Company.  For years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions.  Through April 30, 2009, losses and distributions from Dover exceeded the Company’s investment and the Company’s investment balance was reduced below $0 and recorded as a liability.  Beginning May 1, 2009, distributions from Dover have been credited to income and any additional losses have not been allowed to further reduce the investment balance.  The resulting carrying value of this investment of ($1,328,909) as of April 30, 2017 and ($1,654,361) as of April 30, 2016 is included in other liabilities.  The Company recorded equity in earnings of unconsolidated subsidiaries of $685,452 and $666,851 for the years ended April 30, 2017 and 2016, respectively, which includes distributions of $360,000 in each year.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 208 unit subsidized housing project in Claymont, Delaware.  The Company is a non-controlling .01% limited partner in the entity.  The Company’s investment is carried at cost of $100. A subsidiary of the Company is the managing agent.

Annual Report on Form 10-K	Page 41	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Level 1

Marketable Securities – Common and Preferred Stocks

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date.  As of April 30, 2017 and 2016, investments consist of equity securities, which are classified as available for sale.  Investments in marketable securities are stated at fair value.  Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency. Net unrealized gains of $112,813 as of April 30, 2017 and losses of $466,872 as of April 30, 2016 are included in noncontrolling interests. Gains or losses on securities sold are based on the specific identification method.

Annual Report on Form 10-K	Page 42	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

1.   Summary of Significant Accounting Policies (continued):

Fair Value Measurements (concluded):

Level 2

Derivative Instruments

The Company, through its 50% owned consolidated subsidiaries, has entered into two separate floating-to-fixed interest rate swap agreements with banks that expire in May 2025 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations.  The gain / (loss) on derivatives incurred during the years ended April 30, 2017 and 2016 totaled $2,669,416 and ($2,177,879), respectively, and the Company has recorded a liability of $2,023,793 and $4,693,209 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2017 and 2016, respectively.

Level 3

Debt

A VIE of the Company assumed a third mortgage note with Massachusetts Housing Finance Agency (MHFA) on November 1, 2006, having a balance of $18,315,482. The note bears interest at the rate of 5.36% per annum. The VIE has the right to purchase the note upon maturity for the fair value of the note as determined by an appraiser. The mortgage loan was recorded at its estimated fair value on the date of acquisition. The fair value of the third mortgage note has been determined based on the fair value of the property on the acquisition date less the primary loan balances.  As of April 30, 2017, the carrying amount of the loan was $1,828,910.

There were no gross realized and unrealized gains and losses on Level 3 assets and liabilities for the years ended April 30, 2017 and 2016.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There have been no significant transfers between levels within the hierarchy for the years ended April 30, 2017 and 2016.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount might not be recovered.

  Income Taxes

Deferred income taxes are provided on the differences between the financial statement and income tax bases of assets and liabilities and on net operating loss carryforwards using the enacted tax rates.

A valuation allowance would be provided for deferred income tax assets for which realization is not likely in the near term.

Annual Report on Form 10-K	Page 43	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

1.   Summary of Significant Accounting Policies (continued):

  Income Taxes (concluded):

As of April 30, 2017 and 2016, the Company has no significant uncertain income tax positions.  The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense. During the years ended April 30, 2017 and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The statute of limitations is three years unless there is fraud or substantial understatement of income. Therefore, tax returns beginning with fiscal year 2014 are open to examination by Federal, local and state authorities.

Stock Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year.  Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants using the “treasury stock” method. There were no options outstanding at April 30, 2017 or April 30, 2016.

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

Annual Report on Form 10-K	Page 44	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

1.   Summary of Significant Accounting Policies (concluded):

New Accounting Pronouncements (concluded):

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

Rockland owns and operates a rental housing project consisting of 204 units located in Rockland, Massachusetts.  Clarendon owns and operates a 501 unit apartment complex in Somerville, Massachusetts.  Both projects were renovated and are managed by the Company.  Renovation costs were financed with loans from MHFA, subsidies from U.S. Department of Housing and Urban Development (HUD) and limited partner capital contributions.

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

Annual Report on Form 10-K	Page 45	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

2.   Consolidated Variable Interest Entities (concluded):

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

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Association, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.  The option price is the greater of:

a.      Outstanding debt and taxes, or

b.      Fair market value of the property

The assets at April 30, 2017 and 2016 of the consolidated VIEs (Rockland and Clarendon) that can be used only to settle their obligations and the liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets as follows:

	April 30,
	2017	2016

Real estate and equipment, net	$66,732,664	$65,735,521
Other assets	13,417,929	8,195,007
Total assets	80,150,593	73,930,528

Intercompany profit elimination	(2,719,143)	(2,863,451)
Consolidated	$77,431,450	$71,067,077

Mortgages and other notes payable	$64,728,200	$57,132,998
Other liabilities	4,179,842	4,471,413
Total liabilities	$68,908,042	$61,604,411

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon. Combined revenues for Rockland and Clarendon were $12,171,608 for the year ended April 30, 2017 and $12,117,191 for the year ended April 30, 2016. The combined net loss for Rockland and Clarendon was $843,327 for the year ended April 30, 2017 and $390,055 for the year ended April 30, 2016. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

Trolley Barn’s only asset is approximately seven acres of land in Cranston, RI with a carrying value of $391,905.

Annual Report on Form 10-K	Page 46	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

3.   Construction Loans, Mortgages, Notes Payable, and Lines of Credit:

Information about the Company’s debt follows:

	2017	2016

Construction loans and mortgages payable with interest rates ranging from zero to 7.25% at April 30, 2017 and 2016 and maturities at various dates through 2056.	$222,692,946	$217,151,132

Notes payable with interest rates ranging from zero to 4.40% at April 30, 2017 and 2016 and maturities ranging from 2030 to 2050.	1,704,697	1,744,697

Lines of credit with interest rates ranging from 3.98% to 4.25% at April 30, 2017 and maturities ranging from 2018 to 2020.	6,400,000	2,652,091

	230,797,643	221,547,920

Less deferred debt issuance costs	(3,067,098)	(1,837,083)

	$227,730,545	$219,710,837

As of April 30, 2017 and 2016, $162,217 and $420,906 of interest was capitalized.

Aggregate principal payments due on the above debt for each of the years succeeding April 30, 2017 are as follows:

Year Ending April 30,

2018	$32,602,471
2019	8,885,776
2020	7,116,034
2021	5,862,559
2022	6,628,223
Thereafter	169,702,580
$230,797,643

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

Annual Report on Form 10-K	Page 47	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

3.   Construction Loans, Mortgages, Notes Payable, and Lines of Credit (continued):

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

With respect to the remaining balance of $15,926,740 from the original loans with Protective Life now secured by vacant land of approximately 50 acres directly adjacent to the shopping center, the Company and the lender agreed that once the Company repays $2,000,000 of the balance, the interest rate on the remaining balance will be reduced from 5.0% to 4.0%.  This repayment was made on April 28, 2017.  The lender has also agreed that if the Company pays off the entire loan by September 6, 2017, its 50% Additional Interest Agreement (AIA) rights will terminate.  This remaining loan is personally guaranteed by the Chairman of the Company.

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

Annual Report on Form 10-K	Page 48	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

3.   Construction Loans, Mortgages, Notes Payable, and Lines of Credit (concluded):

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

Construction Loans:

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

Edinburg, TX – Financing: On April 28, 2017, the Company obtained a $2,750,000 construction loan to finance construction of a restaurant at its Edinburg, TX property.  The Company had an equity requirement of $2,716,000, of which $2,000,000 was used to repay Protective Life against their remaining loan to release the lot the restaurant is being constructed on.  The initial construction draw was for $1,092,857 with another $1,657,143 available to draw as construction is completed.  The interest rate on the loan is the Prime Rate per Wall Street Journal plus 1.00% with a floor of 4.75% and a ceiling of 7.00%.  The monthly loan payments are interest only for the first six months then convert to monthly principal and interest payments calculated using a 20 year amortization period with a final balloon payment due on April 25, 2024.

Lines of Credit:

On July 30, 2015, the Company obtained a credit line with a regional bank.   This $2,760,000 line of credit is used from time to time primarily to fund initial investments related to development opportunities.  The interest rate on these loans is 3.00% plus One Month ICE LIBOR rate up to maturity date (i.e., twelve months from issuance of proceeds) and 12.0% thereafter.  As of April 30, 2017, the Company had borrowings of $2,650,000 against this credit line.

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit is used from time to time primarily to fund initial investments related to development opportunities.  As of April 30, 2017, the Company had borrowings of $2,000,000 against this credit line.

On April 19, 2017, the Company entered into a $2,000,000 unsecured line of credit with a regional bank.  Terms of the line of credit are as follows:

Term:	3 years
Rate:	LIBOR + 3.25%
Fee:	0.50% (One Time)
Unused Fee:	0.25% annually on the unused line
Guarantee:	Full guarantee by the Chairman of the Company (Individual)
Deposits:	Must maintain a minimum of $500,000 at bank
Other:	Each funding request to be at the sole discretion of the bank and only to acquire credit tenanted properties.
Clean Up:	Borrower to be out of debt once each year for at least 30 days.

As of April 30, 2017, the Company had borrowings of $1,750,000 against this credit line.

Annual Report on Form 10-K	Page 49	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

4.   Pledge of Stock in Subsidiaries:

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

The Chairman of the Company has guaranteed the following outstanding amounts at April 30, 2017:

Mortgage loan – Edinburg, TX	$13,926,740
Mortgage loan – Manchester, CT (Company HQ)	$206,356
Land loan – Buda, TX	$1,505,000
Land loan – Austin, TX	$2,500,000
Land loan – Cedar Park, TX	$1,365,000
Line of credit – Regional bank	$1,750,000

In the event that the Chairman is called upon to pay on any of the above guarantees, the Company would become liable to him.

5.   Related Party Transactions:

Included in amounts due from related parties and affiliates is $-0- and $157,288 at April 30, 2017 and 2016 relating to funds borrowed from Hartford Lubbock Limited Partnership by Green Manor Corporation, which owns Journal Publishing and owns 98.01% of Hartford Lubbock Limited Partnership. These funds were borrowed some years ago (prior to consolidation).  The Chairman of the Company and his wife are the owners of Green Manor Corporation.

Included in amounts due from related parties and affiliates is $150,000 and $-0- at April 30, 2017 and 2016 relating to funds provided to a member of Cranston Brewery, LLC by Cranston/BVT Associates, LP, a 50% owned subsidiary of the Company.  Cranston Brewery LLC owns the other 50% of Cranston/BVT Associates, LP.

Included in amounts due to related parties and affiliates is $518,813 and $502,091 payable to Cranston Brewery LLC at April 30, 2017 and 2016, respectively. Cranston Brewery LLC is an affiliate but not owned by the Company. The amount due represents its funding of operations of Trolley Barn Associates (50%). The Company’s advances to Trolley Barn Associates were eliminated in consolidation.

Included in amounts due to related parties and affiliates is $80,000 and $80,000 payable to New Folly Brook Commons, LLC at April 30, 2017 and 2016, respectively. New Folly Brook Commons, LLC is owned by the Chairman of the Company. The amount due represents the remaining balance for condominiums sold by New Folly Brook Commons, LLC to a subsidiary of the Company.

Included in amounts due to related parties and affiliates is $-0- and $20,000 payable to the Chairman of the Company at April 30, 2017 and 2016, respectively.  The amount due represents a short-term loan to Hartford Lubbock Limited Partnership.

Annual Report on Form 10-K	Page 50	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

6.   Employee Retirement Plan:

The Company had a SIMPLE IRA through December 31, 2015.  This plan was replaced by a 401(k) Plan on January 1, 2016. Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 4% of each participating employee’s annual salary (was 3% under the SIMPLE IRA).  Pension expense was $174,417 and $132,643 for the years ended April 30, 2017 and 2016, respectively.

7.   Income Taxes:

The provision (benefit) for income taxes consists of:

	2017	2016

Current Federal income taxes	$49,999	$80,000
Current State income taxes	350,313	180,915
Deferred Federal income taxes	1,265,977	551,708
Deferred State income taxes	193,652	119,524
	$1,859,941	$932,147

The components of the net deferred income tax asset follow:

Tax effect of net operating loss carry-forwards	$449,642	$1,426,572
Basis in fixed assets	250,042	368,442
AMT credits	311,917	261,054
Rent receivable	(381,301)	-0-
Other	40,847	74,708
Subtotal	671,147	2,130,776
Less: Valuation allowance	-0-	-0-
	$671,147	$2,130,776

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2017	2016

Federal statutory rate (34%)	$2,155,367	$875,682
State tax – net of Federal effect	350,313	180,915
Losses (income) attributable to noncontrolling interests in pass-through entities	(506,988)	42,343
Other	(138,751)	(166,793)
Provision (benefit) for income taxes	$1,859,941	$932,147

Annual Report on Form 10-K	Page 51	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

8.     Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2042.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2017 are as follows:

Year Ending April 30,

2018	$13,271,438
2019	12,174,840
2020	9,457,993
2021	8,478,983
2022	6,909,247
Thereafter	27,858,654
Total	$78,151,155

9.     Investments in Affiliates:

Summarized financial and other information for the Company’s investment in Dover Parkade LLC (Dover) follows:

Dover – New Jersey:

As of and for the years ended April 30,

Company ownership – 50%

	2017	2016

Assets	$11,811,029	$12,365,300
Liabilities	19,068,557	19,553,732
Members’ deficit	(7,257,528)	(7,188,432)
Revenue	2,700,169	2,708,632
Operating expenses	1,224,837	1,255,426
Non-operating expense, net	(824,428)	(839,504)
Net income (loss)	650,904	613,702

Dover’s major tenant is Stop & Shop, which provided 56% and 53% of the total revenue in the years ended April 30, 2017 and 2016, respectively, under a lease that expires on June 30, 2026.

10.   Concentrations of Credit Risk:

The Company’s financial instruments that are subject to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts, notes and other receivables.

The Company places its cash deposits, including investments in certificates of deposit, with various financial institutions.  Bank deposits may be in excess of current Federal depository insurance limits.  The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor its credit risk concentrations.

Annual Report on Form 10-K	Page 52	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

10.   Concentrations of Credit Risk (concluded):

The Company has one customer which accounts for more than 10% of the Company’s revenue in both 2017 and 2016.

The Company assesses the financial strength of its tenants prior to executing leases and typically requires a security deposit and prepayment of rent.  The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific tenants, historical trends and other information.

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores.  Based on historical experience and other information, no allowance for doubtful accounts related to these receivables is considered necessary by management as of April 30, 2017 or 2016.

11.   Segment Information:

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

	2017	2016
Revenues:
Real Estate Operations	$70,830,796	$55,565,262
Fee for Service	4,839,500	6,298,250
Total	$75,670,296	$61,863,512

Operating Cost and Expense:
Real Estate Operations	$47,901,941	$38,496,837
Fee for Service	5,011,262	5,695,793
Administrative Expenses	9,078,059	7,141,236
Total	$61,991,262	$51,333,866

All costs after administrative expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $129,651 in 2017 and $1,664,214 in 2016 and receivables of $4,262,302 in 2017 and $6,389,867 in 2016.

12.  Deferred Compensation Plan:

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six key employees an annual payment of $21,667 each for three years.  All of the six employees have satisfied the vesting requirements and received the first two payments in August 2015 and 2016.  The total expense recorded for this bonus was $390,000.

Annual Report on Form 10-K	Page 53	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

13.  Gain on Voluntary Foreclosure:

Putnam, CT – Transfer to Lender: On November 1, 2014, a payment was due for the mortgage of the shopping center in Putnam, CT in the amount of approximately $4,700,000.  The rentable space of the shopping center is 57,529 square feet, 46% of which was leased to one store.  That store informed the Company that they were not renewing their lease, which expired on January 31, 2015, and, as a result, the Company found it impossible to refinance the mortgage without finding a replacement tenant.  Therefore, on June 5, 2015, the Company agreed to transfer title of the property to the lender.  The Company recognized a gain since the mortgage was non-recourse and was in excess of the book value.  Pre-tax income for this shopping center was $-0- and $44,645 for the years ended April 30, 2017 and 2016, respectively.

14.  Purchases of Real Estate:

Buda, TX - Land Purchases: On April 29, 2016, the Company purchased a parcel of land in Buda, TX adjacent to another parcel owned by the Company for $686,167 including closing costs. On May 13, 2016, the Company purchased three additional parcels of land adjacent to these parcels for $1,051,034 including closing costs. These purchases were financed by a new land loan of $1,505,000 with the balance funded by working capital.  Key terms of the loan are as follows:

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

 Austin, TX – Land Purchase: On December 19, 2016, the Company purchased a parcel of land in Austin, TX for $3,732,223.  This purchase, along with related closing costs, was financed by an existing line of credit of $1,250,000 and a new land loan of $2,500,000.  This land is being held for potential future development.  Key terms of the loan are as follows:

Loan Amount:	$2,500,000
Maturity Date:	December 19, 2018
Interest Rate:	The greater of a) the Prime Rate per Wall Street Journal plus 0.75% or b) 4.25%.
Payments:	Interest only payable monthly. At maturity, outstanding principal plus any accrued interest will be payable.
Guarantors:	Both the Company (Corporate) and Chairman of the Company (Individual).

Annual Report on Form 10-K	Page 54	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

14.   Purchases of Real Estate (continued):

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

St. Louis, MO – Property Purchase: On January 20, 2017, the Company purchased a property with a single retail tenant in St. Louis, MO for $5,900,000.  The Company plans to resell it by the end of the calendar year.  This purchase, along with closing costs, was financed with a new loan of $5,120,000, advances from one of the Company’s line of credit of $1,000,000, and working capital of $324,768. Key terms of the loan are as follows:

Loan Amount:	$5,120,000
Maturity Date:	October 20, 2017
Interest Rate:	One month LIBOR, as defined, plus 2.20%.
Payments:	Interest only payable monthly.

Cedar Park, TX – Property Purchase: On March 29, 2017, the Company purchased a property with a single retail tenant in Cedar Park, TX for $1,625,000 including closing costs.  The Company plans to resell it by the end of the fiscal year ending April 30, 2018.  This purchase was financed with proceeds from a new loan of $1,365,000 and working capital of $260,000. Key terms of the loan are as follows:

Loan Amount:	$1,365,000
Maturity Date:	March 29, 2022
Interest Rate:	The greater of a) the Prime Rate per Wall Street Journal plus 0.75% or b) 4.50%.
Payments:	Interest only payable monthly through September 2017, followed by monthly principal and interest payments using a 25 year amortization period with a final balloon payment at maturity.
Guarantors:	Both the Company (Corporate) and Chairman of the Company (Individual).

Annual Report on Form 10-K	Page 55	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

15.  Subsequent Events:

The Company has evaluated for subsequent events through July 31, 2017, the date the financial statements were issued.

Houston, TX – Land Purchase: On May 12, 2017, the Company completed its purchase of a parcel of land in Houston, TX for $8,583,235 including closing costs.  This purchase was financed with proceeds from a construction loan of $5,158,210, utilization of the Company’s lines of credit of $2,400,000, and working capital of $1,025,025. Key terms of the construction loan are as follows:

Loan Amount:	$8,600,000
Maturity Date:	November 15, 2018
Interest Rate:	2.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.
Payments:	Interest only payable monthly with principal due at maturity.
Guarantee:	The Company (Corporate).

 St. Louis, MO – Sale of Property: On May 30, 2017, the Company sold its single-tenant property in St. Louis, MO for $6,800,000 (cost of approximately $6,567,000).  A loan with a balance of $5,120,000 and a credit line of $1,000,000 were paid off with the proceeds.

New Orleans, LA – Sale of Property: On June 7, 2017, the Company sold a parcel of its property with a single-tenant build-to-suit in New Orleans, LA for $11,350,000 (cost of approximately $9,007,000).  A loan with a balance of $7,436,745 was paid off with the proceeds.  The Company continues to hold the parcel of the property that includes the shopping center.

Austin, TX – Sale of Property: On June 15, 2017, the Company sold its single-tenant property in Austin, TX for $3,210,000 (cost of approximately $2,944,000).  A loan with a balance of $1,102,899 was paid off with the proceeds.

New Orleans, LA – Refinance: On June 30, 2017, the Company refinanced its construction loan on its shopping center property in New Orleans, LA.  The construction loan, which had a principal balance of $5,568,910, was replaced by a mortgage loan of $8,565,000.  The new mortgage loan has an interest rate of 4.75%.  The loan is interest-only until July 1, 2020; thereafter, monthly payments of $44,576 inclusive of principal and interest are due and payable until the maturity date of July 1, 2027, at which time the remaining principal balance must be repaid in full.

[End of Financial Statements and Notes thereto. ]

Annual Report on Form 10-K	Page 56	First Hartford Corporation

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 31, 2017

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
Chairman of the Board and
Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 31, 2017	/s/ Neil H. Ellis
Neil H. Ellis
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

July 31, 2017	/s/ Eric J. Harrington
Eric J. Harrington
Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)