Form 10-Q
period 2017-07-31
FIRST HARTFORD CORP
filed 2017-10-10
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017.

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

 2,315,799 as of October 6, 2017

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	July 31, 2017	April 30, 2017

Real estate and equipment:
Developed properties and property under construction (including $78,114,859 in July and $77,898,958 in April for VIEs)	$238,883,938	$236,865,867
Equipment and tenant improvements (including $2,446,428 in July and $2,424,964 in April for VIEs)	4,206,723	3,689,442
	243,090,661	240,555,309

Less accumulated depreciation and amortization (including $16,447,144 in July and $15,918,495 in April for VIEs)	(48,685,410)	(47,449,316)
	194,405,251	193,105,993

Property held for sale	2,209,034	11,389,591
Cash and cash equivalents (including $2,512,323 in July and $2,063,103 in April for VIEs)	7,145,794	6,250,757

Cash and cash equivalents – restricted (including $12,398 in July and $396,361 in April for VIEs)	287,683	526,012

Marketable securities (including $1,361,812 in July and $1,538,839 in April for VIEs)	1,361,812	1,538,839

Accounts and notes receivable, less allowance for doubtful accounts of $127,423 as of July 31, 2017 and $135,002 as of April 30, 2017 (including $100,583 in July and $66,543 in April for VIEs)	4,128,421	3,505,541

Other receivables	3,409,636	4,064,876

Deposits and escrow accounts (including $8,514,565 in July and $8,866,586 in April for VIEs)	15,819,894	15,930,999

Prepaid expenses (including $560,435 in July and $327,481 in April for VIEs)	2,109,974	1,644,320

Deferred expenses (including $163,058 in July and $167,273 in April for VIEs)	4,390,477	5,712,547

Investments in affiliates	100	100

Due from related parties and affiliates	2,972	152,776

Deferred tax asset	399,388	671,147

Total assets	$235,670,436	$244,493,498

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	July 31, 2017	April 30, 2017
Liabilities:
Mortgages and notes payable:
Construction loans payable	$28,027,318	$26,929,537
Mortgages payable (including $64,352,785 in July and $64,598,997 in April for VIEs)	190,859,403	195,763,409
Notes payable (including $1,704,697 in July and $1,704,697 in April for VIEs)	1,704,697	1,704,697
Lines of credit	1,400,000	6,400,000
Less: Deferred debt issuance costs, net (including $1,558,752 in July and $1,575,494 in April for VIEs)	(3,134,493)	(3,067,098)
	218,856,925	227,730,545

Accounts payable (including $640,328 in July and $569,600 in April for VIEs)	2,860,120	2,915,400
Other payables	4,100,536	4,966,246
Accrued liabilities (including $3,369,771 in July and $3,382,307 in April for VIEs)	6,643,823	5,699,875
Derivative liability	2,227,698	2,023,793
Deferred income (including $226,276 in July and $227,936 in April for VIEs)	492,729	622,461
Other liabilities	1,256,050	1,328,909
Due to related parties and affiliates (including $448,457 in July and $446,990 in April for VIEs)	600,310	598,843
Total liabilities	237,038,191	245,886,072

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,211,843 and 3,236,843 shares and outstanding 2,315,799 and 2,340,799 shares as of July 31, 2017 and April 30, 2017	3,211,843	3,236,843
Capital in excess of par	5,043,779	5,093,779
Accumulated deficit	(5,370,001)	(5,612,263)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 and 896,044 shares as of July 31, 2017 and April 30, 2017	(4,989,384)	(4,989,384)
Total First Hartford Corporation	(2,103,763)	(2,271,025)
Noncontrolling interests	736,008	878,451

Total shareholders’ equity (deficiency)	(1,367,755)	(1,392,574)

Total liabilities and shareholders’ equity (deficiency)	$235,670,436	$244,493,498

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 31, 2017	July 31, 2016
Operating revenues:
Rental income	$7,796,540	$8,066,447
Service income	640,563	1,228,605
Sales of real estate	21,360,000	12,210,051
Other revenues	1,222,265	993,554
	31,019,368	22,498,657

Operating costs and expenses:
Rental expenses	4,974,166	5,099,712
Service expenses	1,239,990	1,193,326
Cost of real estate sales	18,623,718	9,623,667
Selling, general and administrative expenses	2,924,064	1,843,825
	27,761,938	17,760,530

Income from operations	3,257,430	4,738,127

Non-operating income (expense):
Interest expense	(2,629,789)	(2,589,494)
Other income / (loss)	(83,418)	21,460
Loss on derivatives (non-cash)	(203,905)	(793,169)
Equity in earnings of unconsolidated subsidiaries	162,860	177,126
	(2,754,252)	(3,184,077)

Income before income taxes	503,178	1,554,050

Income tax expense	365,489	811,647

Consolidated net income	137,689	742,403

Net loss attributable to noncontrolling interests	104,573	84,451

Net income attributable to First Hartford Corporation	$242,262	$826,854

Net income per share – basic	$0.10	$0.35

Net income per share – diluted	$0.10	$0.35

Shares used in basic per share computation	2,328,299	2,391,078

Shares used in diluted per share computation	2,328,299	2,391,078

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 31, 2017	July 31, 2016

Consolidated net income	$137,689	$742,403

Other comprehensive income / (loss), net of taxes:
Unrealized gains / (losses) on marketable securities	100,386	(131,304)

Total comprehensive income	238,075	611,099

Amounts attributable to noncontrolling interests:
Net loss	104,573	84,451
Unrealized (gains) / losses on marketable securities	(100,386)	131,304

	4,187	215,755

Comprehensive income attributable to First Hartford Corporation	$242,262	$826,854

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2017	July 31, 2016
Operating activities:
Consolidated net income	$137,689	$742,403
Adjustments to reconcile consolidated net income to net cash provided by / (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $90,000 in 2017 and $90,000 in 2016	(72,859)	(87,126)
Gain on sale of real estate	(2,736,282)	(2,586,384)
Depreciation of real estate and equipment	1,366,512	1,318,924
Amortization of deferred expenses	135,663	232,903
Deferred income taxes	271,759	505,819
Loss on derivatives	203,905	793,169
Changes in operating assets and liabilities:
Accounts, notes and other receivables	32,360	1,191,407
Deposits and escrow accounts	232,025	1,626,526
Prepaid expenses	(465,654)	(415,608)
Deferred expenses	1,119,012	(2,064,363)
Cash and cash equivalents – restricted	238,329	369,135
Accrued liabilities	943,948	(284,131)
Deferred income	(129,732)	583,011
Accounts and other payables	(920,990)	(2,738,244)

Net cash provided by / (used in) operating activities	355,685	(812,559)

Investing activities:
Investments in marketable securities	(96,946)	-0-
Proceeds from sale of marketable securities	374,359	-0-
Purchase of equipment and tenant improvements	(647,699)	(61,272)
Proceeds from sale of real estate	21,360,000	12,210,051
Additions to developed properties and properties under construction	(11,461,232)	(4,684,042)

Net cash provided by investing activities	9,528,482	7,464,737

See accompanying notes.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2017	July 31, 2016
Financing activities:
Distributions to noncontrolling interests	$(138,256)	$(108,650)
Repurchase of common stock	(75,000)	(79,968)
Proceeds from:
Construction loans	7,793,353	1,785,458
Mortgage loans	2,876,407	920,310
Notes	-0-	-0-
Credit lines	-0-	375,000
Principal payments on:
Construction loans	(1,127,899)	(7,385,755)
Mortgage loans	(13,469,006)	(2,071,417)
Notes	-0-	-0-
Credit lines	(5,000,000)	-0-
Payments (to) / from related parties and affiliates, net	151,271	(498,968)

Net cash used in financing activities	(8,989,130)	(7,063,990)

Net change in cash and cash equivalents	895,037	(411,812)

Cash and cash equivalents, beginning of period	6,250,757	5,982,506

Cash and cash equivalents, end of period	$7,145,794	$5,570,694

Cash paid during the period for interest	$2,672,437	$2,497,810

Cash paid during the period for income taxes	$60,750	$249,148

Debt refinancing in 1st quarter: New mortgage loans	$8,565,000	$14,300,000
Debt reduced	(5,567,673)	(5,359,713)
Escrow funded	(120,920)	(8,019,977)
Net cash from refinancing in 1st quarter	$2,876,407	$920,310

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2017 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2017.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year.  Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Currently, there are no Accounting Standards Updates (ASUs) that the Company is required to adopt that are likely to have a material effect on its financial statements that have not been previously discussed in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2017.

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

There were no common stock equivalents outstanding at July 31, 2017 or July 31, 2016.

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

	Three Months Ended
	July 31,
	2017	2016
Revenues:
Real Estate Operations	$30,506,118	$21,424,657
Fee for Service	513,250	1,074,000
Total	$31,019,368	$22,498,657

Operating Costs & Expenses:
Real Estate Operations	$23,961,465	$14,758,360
Fee for Service	876,409	1,158,345
Administrative Expenses	2,924,064	1,843,825
Total	$27,761,938	$17,760,530

All costs after operating expenses are costs of the real estate operation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $275,285 on July 31, 2017 and $129,651 on April 30, 2017 and receivables of $3,458,604 on July 31, 2017 and $4,262,302 on April 30, 2017.

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

	July 31, 2017	April 30, 2017

Real estate and equipment, net	$66,412,486	$66,732,664
Other assets	13,223,182	13,417,929
Total assets	79,635,668	80,150,593
Intercompany profit elimination	(2,690,250)	(2,719,143)
	$76,945,418	$77,431,450

Mortgages and other notes payable	$64,498,730	$64,728,200
Other liabilities	4,234,460	4,179,842
Total liabilities	$68,733,190	$68,908,042

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended
	July 31,
	2017	2016
Dover Parkade, LLC:
Revenue	$701,909	$683,913
Expenses	(556,190)	(509,662)
Net income	$145,719	$174,251

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

4.   Litigation:

Following a site inspection of asbestos abatement activities being conducted at the Spring Gate Apartments in Rockland, Massachusetts (Facility) on April 14, 2017, the Massachusetts Department of Environmental Protection (MassDEP) by letter dated April 21, 2017 requested that Rockland Place Apartments, LP (Company) temporarily cease and desist from any additional asbestos removal, abatement and/or handling activities at the Facility.  Upon receipt of the MassDEP letter, the Company engaged MassDEP in discussions regarding the abatement project.  Following submission to and approval by MassDEP of a work plan addressing the issues raised in MassDEP’s April 21 letter, MassDEP permitted the asbestos abatement work to go forward.  There have been no further enforcement actions taken by MassDEP.

By letters dated May 15, May 16 and May 30, 2017, three attorneys representing tenants in three units at the Facility notified the Company and/or its management company, FHRC Management Corporation, of claims related to environmental conditions at the Facility.  The first of these letters alleges that the tenant and her family have been exposed to and have been living in an apartment containing asbestos for many years.  The second letter claims that the tenant and her three minor children have suffered injuries believed to be caused by the presence of mold and asbestos in the apartment.  The final letter asserts claims with respect to the tenant and her three minor children involving the presence and remediation of asbestos including violation of a tenant’s quiet enjoyment, breach of the warranty of habitability, causation of emotional distress and the use of unfair and deceptive practices under M.G.L. c. 93A.  The first two letters made no specific monetary demand; the third letter demanded $312,600.  All three claims were tendered to the Company’s insurer, which agreed to respond under a reservation of rights.  On July 14, 2017, counsel retained by the insurer provided a timely response to the third letter, adamantly denying the Company’s liability pursuant to M.G.L. c. 93A or for any of the other claims.  By letter dated July 27, 2017, the insurer acknowledged receipt of the three claims, at the same time stating however that as no lawsuit had arisen, it did not have a duty to defend, but nonetheless would continue to investigate.

At this time, the Company cannot assess the likelihood of an unfavorable outcome or provide any estimate of the amount or range of any potential loss.  There has been no other change in litigation since April 30, 2017.

5.   Refinancings:

New Orleans, LA – Refinance: On June 30, 2017, the Company refinanced its construction loan on its shopping center property in New Orleans, LA.  The construction loan, which had a principal balance of $5,567,673, was replaced by a mortgage loan of $8,565,000.  The new mortgage loan has an interest rate of 4.75%.  The loan is interest-only until July 1, 2020; thereafter, monthly payments of $44,576 inclusive of principal and interest are due and payable until the maturity date of July 1, 2027, at which time the remaining principal balance must be repaid in full.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Purchases of Real Estate:

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

Guarantee:             The Company (Corporate).

7.   Subsequent Events:

The Company has evaluated for subsequent events through October 10, 2017, the date the financial statements were issued.

Montgomery, TX – Land Purchase: On August 16, 2017, the Company completed its purchase of a 26.43 acre parcel of land in Montgomery, TX for $6,672,754 including closing costs.  This purchase was financed with proceeds from a land loan of $4,150,000, utilization of the Company’s lines of credit of $2,360,000, and working capital of $162,754. Key terms of the construction loan are as follows:

Loan Amount:          $4,150,000

Maturity Date:          February 16, 2019

Interest Rate:           3.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.

Payments:               Interest only payable monthly with principal due at maturity.

Guarantee:              The Company (Corporate).

East Providence, RI – Sale of Property: On September 7, 2017, the Company sold its property held for sale in East Providence, RI for $830,000 (cost of approximately $566,672).

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2017 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations

Rental Income:

Rental income for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2017	2016
Residential	$3,037,106	$3,073,023
Commercial	4,759,434	4,993,424
	$7,796,540	$8,066,447

The slight decrease in residential rental income was primarily caused by lower revenue at the Rockland, MA property due to vacancies from converted apartments needed for the ongoing renovation project.

The decrease in commercial rental income was primarily caused by lower common area maintenance (CAM) billings to tenants resulting from lower associated expenses.

Service Income

Service income for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2017	2016
Management fees	$127,313	$154,605
Preferred developer fees	513,250	1,074,000
	$640,563	$1,228,605

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Service Income (continued):

The decrease in preferred developer fees reflected lower fees received from both CVS and Cumberland Farms.  The decrease in CVS fees, which continues a trend over the past several years, was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores.  The decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

Sales (and Cost of Sales) of Real Estate

Three months ended July 31, 2017:

St. Louis, MO – Sale of Property: On May 30, 2017, the Company sold its single-tenant property in St. Louis, MO for $6,800,000 (cost of $6,567,195).  A loan with a balance of $5,120,000 and a credit line of $1,000,000 were paid off with the proceeds.

New Orleans, LA – Sale of Property: On June 7, 2017, the Company sold a parcel of its property in New Orleans, LA for $11,350,000 (cost of $9,002,022).  A loan with a balance of $7,436,745 was paid off with the proceeds.  The Company continues to hold the parcel of the property that includes the shopping center.

Austin, TX – Sale of Property: On June 15, 2017, the Company sold its single-tenant property in Austin, TX for $3,210,000 (cost of $2,968,692).  A loan with a balance of $1,102,899 was paid off with the proceeds.

There were also costs incurred in fiscal year 2018 related to property sales that occurred in the fiscal year ended April 30, 2017 totaling $85,809 that were not anticipated as of the prior fiscal year end.

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

Other Revenues

The increase in other income was primarily due to sales by the Company’s new restaurant it built and owns at its Edinburg, TX property.  This store was opened on July 14, 2017.

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2017	2016
Residential	$2,562,745	$2,571,379
Commercial	2,411,421	2,528,333
	$4,974,166	$5,099,712

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Rental Expenses (continued):

The slight decrease in residential rental expenses were mainly from lower repairs and maintenance expenses at the Somerville, MA (i.e., Clarendon) property, partially offset by higher legal fees incurred at the Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP).  See Part II, Item 1, Legal Proceedings, on page 20 for more information.

The decrease in commercial rental expenses was mainly due to a prior year legal liability of $198,000 recorded as a result of the Company losing the first of two companion lawsuits against a former tenant for wrongful termination of its separate leases at two of the Company’s commercial shopping centers and prior year accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse).  These factors were partially offset by a fee paid to a tenant at its Edinburg, TX shopping center to allow the Company to lease to another tenant and higher expenses related to the Company’s New Orleans, LA shopping center, which was completed and refinanced in the first quarter of fiscal 2018.

Service Expenses

Service expenses for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2017	2016
Preferred Developer Expenses and Fees	$876,409	$1,158,345
Construction and Other Cost	363,581	34,981
	$1,239,990	$1,193,326

The decrease in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the lower revenue, primarily at CVS.

The increase in construction expenses relates to unbudgeted costs (i.e., overruns) incurred at the renovation project at the Company’s Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP).  See Part II, Item 1, Legal Proceedings, on page 20 for more information.

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses relates primarily to expenses relating to its new restaurant it built and owns at its Edinburg, TX property and costs incurred to resolve the Rockland, MA matter discussed above, including providing hotels and meals to displaced tenants and legal and professional fees.  See Part II, Item 1, Legal Proceedings, on page 20 for more information.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Non-Operating Income (Expense):

Interest Expense

Interest expense for the quarters ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2017	2016
Commercial	$1,900,783	$1,894,665
Residential	729,006	694,829
	$2,629,789	$2,589,494

The change in commercial interest expense was minimal; there were no individually significant changes.

The increase in residential interest expense was the result of the prior year refinancing at Rockland.  Note the loans paid off as part of this refinancing did not accrue interest.

Other Income / (Loss)

Other income / (loss) for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2017	2016
Investment Income (loss)	$(83,418)	$21,460

The decrease in investment income reflected realized losses on sales of securities in the current year.

Gain / (Loss) on Derivatives (Non-Cash)

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the quarters ended July 31 follows:

	Three Months Ended
	July 31,
	2017	2016
Income from Operations	$72,860	$87,126
Distributions	90,000	90,000
	$162,860	$177,126

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (Dover).  The Company has a 50% interest in Dover, which owns a shopping center in Dover Township, NJ.  The operating and financial policies of Dover are not controlled by the Company.  For years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions.  Through April 30, 2009, losses and distributions from Dover exceeded the Company’s investment and the Company’s investment balance was reduced below $0 and recorded as a liability.  Beginning May 1, 2009, distributions from Dover have been credited to income and any additional losses have not been allowed to further reduce the investment balance.  The Company does not control the rate of distributions of Dover.  Such distributions are in excess of Dover’s net assets since its accumulated net losses (including significant amounts for depreciation and amortization) have exceeded capital contributions.

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

Capital Resources and Liquidity

At July 31, 2017, the Company had $7,145,794 of unrestricted cash and cash equivalents. This includes $4,948,976 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $275,285 and tenant security deposits held by VIEs of $12,398 are included in restricted cash and cash equivalents.

At July 31, 2017, the Company had $1,361,812 of investments in marketable securities, all of which belongs to partner entities.

The Company has three separate credit lines that allows for borrowings up to $6,760,000.  At July 31, 2017, the Company had borrowings of $1,400,000 against these credit lines.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Capital Resources and Liquidity (continued):

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.  As a result of the decreasing CVS fee-for-service business and the increasingly difficult environment surrounding commercial real estate, the Company has become more dependent on its ability to buy, develop, and sell real estate at a profit.  Failure to do so would have an adverse impact on the Company’s liquidity.  The Company’s liquidity could also be adversely impacted if the Company’s new restaurant in Edinburg, TX does not meet its financial projections or if the Rockland, MA matter discussed in Part II, Item 1, Legal Proceedings, on page 20, has an unfavorable outcome.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2017, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II             OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

Following a site inspection of asbestos abatement activities being conducted at the Spring Gate Apartments in Rockland, Massachusetts (Facility) on April 14, 2017, the Massachusetts Department of Environmental Protection (MassDEP) by letter dated April 21, 2017 requested that Rockland Place Apartments, LP (Company) temporarily cease and desist from any additional asbestos removal, abatement and/or handling activities at the Facility.  Upon receipt of the MassDEP letter, the Company engaged MassDEP in discussions regarding the abatement project.  Following submission to and approval by MassDEP of a work plan addressing the issues raised in MassDEP’s April 21 letter, MassDEP permitted the asbestos abatement work to go forward.  There have been no further enforcement actions taken by MassDEP.

By letters dated May 15, May 16 and May 30, 2017, three attorneys representing tenants in three units at the Facility notified the Company and/or its management company, FHRC Management Corporation, of claims related to environmental conditions at the Facility.  The first of these letters alleges that the tenant and her family have been exposed to and have been living in an apartment containing asbestos for many years.  The second letter claims that the tenant and her three minor children have suffered injuries believed to be caused by the presence of mold and asbestos in the apartment.  The final letter asserts claims with respect to the tenant and her three minor children involving the presence and remediation of asbestos including violation of a tenant’s quiet enjoyment, breach of the warranty of habitability, causation of emotional distress and the use of unfair and deceptive practices under M.G.L. c. 93A.  The first two letters made no specific monetary demand; the third letter demanded $312,600.  All three claims were tendered to the Company’s insurer, which agreed to respond under a reservation of rights.  On July 14, 2017, counsel retained by the insurer provided a timely response to the third letter, adamantly denying the Company’s liability pursuant to M.G.L. c. 93A or for any of the other claims.  By letter dated July 27, 2017, the insurer acknowledged receipt of the three claims, at the same time stating however that as no lawsuit had arisen, it did not have a duty to defend, but nonetheless would continue to investigate.

At this time, the Company cannot assess the likelihood of an unfavorable outcome or provide any estimate of the amount or range of any potential loss.

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

First Hartford Corporation
(Registrant)

October 10, 2017	/s/ Neil H. Ellis
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

October 10, 2017	/s/ Eric J. Harrington
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer