Form 10-Q
period 2017-10-31
FIRST HARTFORD CORP
filed 2017-12-28
CIK 36369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

Commission File Number:      0-8862

First Hartford Corporation
(Exact name of registrant as specified in its charter)

Maine	01 0185800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Colonial Road, Manchester, CT	06042
(Address of principal executive offices)	(Zip Code)

(860) 646 6555
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

Yes X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer Non accelerated filer (Do not check if a smaller reporting company) Emerging growth company	Accelerated filer Smaller reporting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).

Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,315,799 as of December 28, 2017

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	October 31, 2017	April 30, 2017
Real estate and equipment:
Developed properties and property under construction (including
$78,449,284 in October and $77,898,958 in April for VIEs)	$249,179,679	$236,865,867
Equipment and tenant improvements (including $2,476,369 in October and
$2,424,964 in April for VIEs)	4,228,864	3,689,442
	253,408,543	240,555,309

Less accumulated depreciation and amortization (including $16,975,034 in
October and $15,918,495 in April for VIEs)	(50,033,909)	(47,449,316)
	203,374,634	193,105,993

Property held for sale	2,178,872	11,389,591

Cash and cash equivalents (including $2,126,408 in October and $2,063,103
in April for VIEs)	6,251,630	6,250,757

Cash and cash equivalents – restricted (including $396,960 in October and
$396,361 in April for VIEs)	502,966	526,012

Marketable securities (including $1,101,110 in October and $1,538,839 in
April for VIEs)	1,101,110	1,538,839

Accounts and notes receivable, less allowance for doubtful accounts of
$35,585 as of October 31, 2017 and $135,002 as of April 30, 2017
(including $172,514 in October and $66,543 in April for VIEs)	4,213,854	3,505,541

Other receivables	2,865,783	4,064,876

Deposits and escrow accounts (including $8,547,937 in October and
$8,866,586 in April for VIEs)	15,521,623	15,930,999

Prepaid expenses (including $406,542 in October and $327,481 in April for	2,036,734	1,644,320
VIEs)

Deferred expenses (including $158,842 in October and $167,273 in April for
VIEs)	4,778,448	5,712,547

Investments in affiliates	379,747	100

Due from related parties and affiliates	2,747	152,776

Deferred tax asset	756,626	671,147

Total assets	$243,964,774	$244,493,498

See accompanying notes.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	October 31, 2017	April 30, 2017
Liabilities:
Mortgages and notes payable:
Construction loans payable	$30,612,517	$26,929,537
Mortgages payable (including $64,104,094 in October and $64,598,997 in April
for VIEs)	194,101,073	195,763,409
Notes payable (including $1,704,697 in October and $1,704,697 in April for VIEs)	1,704,697	1,704,697
Lines of credit	4,760,000	6,400,000
Less: Deferred debt issuance costs, net (including $1,542,087 in October and
$1,575,494 in April for VIEs)	(3,132,999)	(3,067,098)
	228,045,288	227,730,545

Accounts payable (including $649,811 in October and $569,600 in April for VIEs)	3,917,170	2,915,400
Other payables	3,804,219	4,966,246
Accrued liabilities (including $3,350,107 in October and $3,382,307 in April for
VIEs)	6,365,320	5,699,875
Derivative liability	2,149,690	2,023,793
Deferred income (including $224,616 in October and $227,936 in April for VIEs)	783,522	622,461
Other liabilities	1,151,377	1,328,909
Due to related parties and affiliates (including $456,045 in October and $446,990
in April for VIEs)	607,898	598,843
Total liabilities	246,824,484	245,886,072

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized
4,000,000 shares; no shares issued and outstanding	0	0
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,211,843 and
3,236,843 shares and outstanding 2,315,799 and 2,340,799 shares as of October
31 , 2017 and April 30, 2017	3,211,843	3,236,843
Capital in excess of par	5,043,779	5,093,779
Accumulated deficit	(6,627,825)	(5,612,263)
Accumulated other comprehensive income	0	0
Treasury stock, at cost, 896,044 and 896,044 shares as of October 31, 2017 and
April 30, 2017	(4,989,384)	(4,989,384)
Total First Hartford Corporation	(3,361,587)	(2,271,025)
Noncontrolling interests	501,877	878,451

Total shareholders’ equity (deficiency)	(2,859,710)	(1,392,574)

Total liabilities and shareholders’ equity (deficiency)	$243,964,774	$244,493,498

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2017	Oct. 31, 2016	Oct. 31, 2017	Oct. 31, 2016
Operating revenues:
Rental income	$7,746,005	$7,862,088	$15,542,545	$15,928,535
Service income	1,603,637	1,599,778	2,244,200	2,828,383
Sales of real estate	830,000	6,385,000	22,190,000	18,595,051
Other revenues	1,638,780	913,206	2,861,045	1,906,760
	11,818,422	16,760,072	42,837,790	39,258,729

Operating costs and expenses:
Rental expenses	5,018,714	5,065,480	9,992,880	10,165,192
Service expenses	1,695,295	1,336,941	2,935,285	2,530,267
Cost of real estate sales	664,312	4,480,214	19,288,030	14,103,881
Selling, general and administrative expenses	3,880,959	2,603,021	6,805,023	4,446,846
	11,259,280	13,485,656	39,021,218	31,246,186

Income from operations	559,142	3,274,416	3,816,572	8,012,543

Non operating income (expense):
Interest expense	(2,584,415)	(2,593,325)	(5,214,204)	(5,182,819)
Other income / (loss)	208,644	17,645	125,226	39,105
Gain (loss) on derivatives (non cash)	78,008	336,304	(125,897)	(456,865)
Equity in earnings of unconsolidated subsidiaries	194,672	186,236	357,532	363,362
	(2,103,091)	(2,053,140)	(4,857,343)	(5,237,217)

Income / (loss) before income taxes	(1,543,949)	1,221,276	(1,040,771)	2,775,326

Income taxes	(336,884)	240,447	28,605	1,052,094

Consolidated net income (loss)	(1,207,065)	980,829	(1,069,376)	1,723,232

Net (income) loss attributable to noncontrolling
interests	(50,759)	(73,597)	53,814	10,854

Net income (loss) attributable to First Hartford
Corporation	$(1,257,824)	$907,232	$(1,015,562)	$1,734,086

Net income (loss) per share – basic	$(0.54)	$0.38	$(0.44)	$0.73

Net income (loss) per share – diluted	$(0.54)	$0.38	$(0.44)	$0.73

Shares used in basic per share computation	2,315,799	2,377,565	2,324,132	2,386,573

Shares used in diluted per share computation	2,315,799	2,377,565	2,324,132	2,386,573

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 31, 2017	Oct. 31, 2016	Oct. 31, 2017	Oct. 31, 2016

Consolidated net income (loss)	$(1,207,065)	$980,829	$(1,069,376)	$1,723,232

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	(4,695)	48,385	95,691	(82,919)

Total comprehensive income (loss)	(1,211,760)	1,029,214	(973,685)	1,640,313

Amounts attributable to noncontrolling interests:
Net (income) loss	(50,759)	(73,597)	53,814	10,854
Unrealized (gains) losses on marketable securities	4,695	(48,385)	(95,691)	82,919

	(46,064)	(121,982)	(41,877)	93,773
Comprehensive income (loss) attributable to First
Hartford Corporation	$(1,257,824)	$907,232	$(1,015,562)	$1,734,086

See accompanying notes.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31, 2017	October 31, 2016
Operating activities:
Consolidated net income / (loss)	$(1,069,376)	$1,723,232
Adjustments to reconcile consolidated net income to net cash provided by /
(used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of
$180,000 in 2017 and $180,000 in 2016	(177,532)	(183,362)
Gain on sale of real estate	(2,901,970)	(4,491,170)
Depreciation of real estate and equipment	2,784,052	2,754,564
Amortization of deferred expenses	280,941	373,715
Deferred income taxes	(85,479)	743,739
Loss on derivatives	125,897	456,865
Changes in operating assets and liabilities:
Accounts, notes and other receivables	490,780	967,159
Deposits and escrow accounts	530,296	1,952,702
Prepaid expenses	(392,414)	(329,230)
Deferred expenses	587,257	(2,067,338)
Cash and cash equivalents – restricted	23,046	1,288,271
Accrued liabilities	665,445	(490,164)
Deferred income	161,061	(1,257,090)
Accounts and other payables	(160,257)	(2,154,969)

Net cash provided by / (used in) operating activities	861,747	(713,076)

Investing activities:
Investments in marketable securities	(151,864)	0
Proceeds from sale of marketable securities	685,283	0
Purchase of equipment and tenant improvements	(773,450)	(100,640)
Investments in affiliated companies	(379,647)	0
Proceeds from sale of real estate	22,190,000	18,595,051
Additions to developed properties and properties under construction	(22,356,554)	(7,150,113)

Net cash provided by / (used in) investing activities	(786,232)	11,344,298

See accompanying notes.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	October 31, 2017	October 31, 2016
Financing activities:
Distributions to noncontrolling interests	$(418,450)	$(285,192)
Repurchase of common stock	(75,000)	(79,968)
Proceeds from:
Construction loans	10,744,863	3,750,015
Mortgage loans	7,026,407	1,289,543
Notes	0	0
Credit lines	3,360,000	375,000
Principal payments on:
Construction loans	(1,494,210)	(7,705,702)
Mortgage loans	(14,377,336)	(6,575,979)
Notes	0	(40,000)
Credit lines	(5,000,000)	(1,333,000)
Payments (to) / from related parties and affiliates, net	159,084	7,172

Net cash used in financing activities	(74,642)	(10,598,111)

Net change in cash and cash equivalents	873	33,111

Cash and cash equivalents, beginning of period	6,250,757	5,982,506

Cash and cash equivalents, end of period	$6,251,630	$6,015,617

Cash paid during the period for interest	$5,192,571	$5,104,333

Cash paid during the period for income taxes	$102,216	$324,165

Debt refinancing in 1st quarter:
New mortgage loans	$8,565,000	$14,300,000
Debt reduced	(5,567,673)	(5,359,713)
Escrow funded	(120,920)	(8,019,977)
Net cash from refinancing in 1st quarter	$2,876,407	$920,310

Debt refinancing in 2nd quarter:
New mortgage loan	$0	$32,500,000
Debt reduced	(0)	(31,030,767)
Escrow funded	(0)	(1,100,000)
Net cash from refinancing in 2nd quarter	$0	$369,233

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10 Q and Rule 8.03 of Regulation S X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of April 30, 2017 was derived from the audited financial statements for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10 K for the fiscal year ended April 30, 2017.

Because the Company is engaged in the development and sale of real estate at various stages of construction, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheets are unclassified.

Currently, there are no Accounting Standards Updates (ASUs) that the Company is required to adopt that are likely to have a material effect on its financial statements that have not been previously discussed in the Company’s annual report on Form 10 K for the fiscal year ended April 30, 2017.

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

There were no common stock equivalents outstanding at October 31, 2017 or October 31, 2016.

Financial Instruments and Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and debt. The fair values of accounts receivable, accounts payable and accrued expenses are estimated to approximate their carrying amounts because of their relative short term nature. In general, the carrying amount of variable rate debt approximates its fair value. Further, the carrying amount of fixed rate debt approximates fair value since the interest rates on the debt approximates the Company’s current incremental borrowing rate. Marketable securities consist of equity securities and are stated at fair value based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1). Accumulated other comprehensive (loss) income consists solely of unrealized gains (losses) on marketable securities.

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

	Three Months Ended		Six Months Ended
	October 31		October 31
	2017	2016	2017	2016
Revenues:
Real Estate Operations	$10,416,297	$15,269,322	$40,922,415	$36,693,979
Fee for Service	1,402,125	1,490,750	1,915,375	2,564,750
Total	$11,818,422	$16,760,072	$42,837,790	$39,258,729

Operating Costs & Expenses:
Real Estate Operations	$6,274,604	$9,550,978	$30,236,069	$24,309,338
Fee for Service	1,103,717	1,331,657	1,980,126	2,490,002
Administrative Expenses	3,880,959	2,603,021	6,805,023	4,446,846
Total	$11,259,280	$13,485,656	$39,021,218	$31,246,186

All costs after operating expenses are costs of the real estate operation.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $106,006 on October 31, 2017 and $129,651 on April 30, 2017 and receivables of $3,069,776 on October 31, 2017 and $4,262,302 on April 30, 2017.

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

	October 31, 2017	April 30, 2017

Real estate and equipment, net	$66,220,070	$66,732,664
Other assets	12,893,094	13,417,929
Total assets	79,113,164	80,150,593
Intercompany profit elimination	(2,661,356)	(2,719,143)
	$76,451,808	$77,431,450

Mortgages and other notes payable	$64,266,704	$64,728,200
Other liabilities	4,212,796	4,179,842
Total liabilities	$68,479,500	$68,908,042

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.

A summary of the operating results for this entity follows:

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016

Dover Parkade, LLC:
Revenue	$708,719	$712,350	$1,410,628	$1,396,263
Expenses	499,373	519,876	1,055,563	1,029,538
Net income	$209,346	$192,474	$355,065	$366,725

In August 2017, the Company finalized an agreement to invest in an affiliated limited liability company called Ware Seguin, LLC. The Company accounts for its 50% interest in Ware Seguin, LLC under the equity method of accounting. Ware Seguin, LLC owns property in Schertz, TX that it plans to develop for approximately 285 single family residential lots and approximately 15 acres of commercial or other uses. The operating and financial policies of Ware Seguin, LLC are not controlled by the Company. The Company’s initial investment was $326,498 and the Company committed to invest an additional amount up to $500,000, of which an additional $53,149 was made as of October 31, 2017. Additional future investments may be required if agreed by the Members. The Company is also a guarantor of 50% of a $1,000,000 bank loan obtained by Ware Sequin, LLC that was used to purchase the property.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
|(Unaudited)

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

On October 26, 2017, the Company was informed that its fiscal year 2016 Federal tax return was selected for examination.

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

5.  Refinancings:

New Orleans, LA – Refinance: On June 30, 2017, the Company refinanced its construction loan on its shopping center property in New Orleans, LA. The construction loan, which had a principal balance of $5,567,673, was replaced by a mortgage loan of $8,565,000. The new mortgage loan has an interest rate of 4.75%. The loan is interest only until July 1, 2020; thereafter, monthly payments of $44,576 inclusive of principal and interest are due and payable until the maturity date of July 1, 2027, at which time the remaining principal balance must be repaid in full.

     FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Purchase of Real Estate:

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

7.  Subsequent Events:

The Company has evaluated for subsequent events through December 28, 2017, the date the financial statements were issued.

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

The following discussion and certain other sections of this Report on Form 10 Q contain statements reflecting the Company’s views about its future performance and constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995. These views may involve risk and uncertainties that are difficult to predict and may cause the Company’s actual results to differ materially from the results discussed in such forward looking statements. Readers should consider how various factors including changes in general economic conditions, cost of materials, interest rates and availability of funds, and the nature of competition and relationship with key tenants may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or other.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10 K for the year ended April 30, 2017 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations:

Rental Income

Rental income for the three and six months ended October 31, 2017 and 2016, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Residential	$3,066,874	$3,014,345	$6,103,980	$6,087,368
Commercial	4,679,131	4,847,743	9,438,565	9,841,167
	$7,746,005	$7,862,088	$15,542,545	$15,928,535

The slight increase in residential rental income was primarily caused by rent increases at the Somerville, MA (i.e., Clarendon), partially offset by lower revenue at the Rockland, MA property due to vacancies from converted apartments needed for the ongoing renovation project.

The decrease in commercial rental income was primarily caused by lower common area maintenance (CAM) billings to tenants resulting from lower associated expenses and lower rents received on the Company’s development properties, partially offset by additional rents from a new tenant at the Company’s Lubbock, TX property.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Service Income

Service income for the three and six months ended October 31, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Management fees	$201,512	$109,028	$328,825	$263,633
Preferred developer fees	1,402,125	1,490,750	1,915,375	2,564,750
	$1,603,637	$1,599,778	$2,244,200	$2,828,383

The increase in management fees was due to higher fees received from the Company’s unconsolidated Claymont, DE property.

The full year decrease in preferred developer fees reflected lower fees received from both CVS and Cumberland Farms, while the second quarter decrease reflected lower Cumberland Farms fees partially offset by higher CVS fees. The decrease in CVS fees, which continues a trend over the past several years, was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores. The decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

Sales (and Cost of Sales) of Real Estate

Six months ended October 31, 2017:

St. Louis, MO – Sale of Property: On May 30, 2017, the Company sold its single tenant property in St. Louis, MO for $6,800,000 (cost of $6,567,195). A loan with a balance of $5,120,000 and a credit line of $1,000,000 were paid off with the proceeds.

New Orleans, LA – Sale of Property: On June 7, 2017, the Company sold a parcel of its property in New Orleans, LA for $11,350,000 (cost of $9,002,022). A loan with a balance of $7,436,745 was paid off with the proceeds. The Company continues to hold the parcel of the property that includes the shopping center.

Austin, TX – Sale of Property: On June 15, 2017, the Company sold its single tenant property in Austin, TX for $3,210,000 (cost of $2,968,692). A loan with a balance of $1,102,899 was paid off with the proceeds.

East Providence, RI – Sale of Property: On September 7, 2017, the Company sold its property held for sale in East Providence, RI for $830,000 (cost of $664,312).

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

On September 20, 2016, the Company sold a parcel of land in Austin, TX for $6,100,000 (cost of $4,190,523) that was previously ground leased. The Company continues to own land attached to the sold parcel and is currently overseeing construction of a single tenant retail building of approximately 6,900 square feet on this property.

Other Revenues

The increase in other income was primarily due to sales by the Company’s new restaurant it built and owns at its Edinburg, TX property. This store was opened on July 14, 2017.

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three and six months ended October 31, 2017 and 2016, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Residential	$2,600,276	$2,541,528	$5,163,021	$5,112,907
Commercial	2,418,438	2,523,952	4,829,859	5,052,285
	$5,018,714	$5,065,480	$9,992,880	$10,165,192

The slight increase in residential rental expenses were mainly from higher legal fees incurred at the Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP). See Part II, Item 1, Legal Proceedings, on page 20 for more information. This was partially offset by lower repairs and maintenance expenses at the Somerville, MA (i.e., Clarendon) property.

The decrease in commercial rental expenses was mainly due to expenses incurred in the prior year related to a lawsuit against a former tenant, including a legal settlement of $200,000 and higher bad debt and legal expenses. Also, in the prior year there was accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse) and accelerated depreciation of tenant improvements at the Lubbock, TX properties upon the departure of two tenants. These factors were partially offset by a current year fee paid to a tenant at its Edinburg, TX shopping center to allow the Company to lease to another tenant and higher expenses related to the Company’s New Orleans, LA shopping center, which was completed and refinanced in the first quarter of fiscal 2018.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Service Expenses

Service expenses for the three and six months ended October 31, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Preferred Developer
Expenses and Fees	$1,103,717	$1,331,657	$1,980,126	$2,490,002
Construction and
Other Costs	591,578	5,284	955,159	40,265
	$1,695,295	$1,336,941	$2,935,285	$2,530,267

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

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses relates primarily to expenses relating to its new restaurant it built and owns at its Edinburg, TX property, legal and professional expenses related to a potential residential housing deal in the Bronx, NY, and costs incurred to resolve the Rockland, MA matter discussed above, including providing hotels and meals to displaced tenants and legal and professional fees (see Part II, Item 1, Legal Proceedings, on page 20 for more information).

Non Operating Income (Expense):

Interest Expense

Interest expense for the three and six months ended October 31, 2017 and 2016, by type of tenant, follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Commercial	$1,857,955	$1,858,743	$3,758,738	$3,753,408
Residential	726,460	734,582	1,455,466	1,429,411
	$2,584,415	$2,593,325	$5,214,204	$5,182,819

The change in commercial interest expense was minimal; there were no individually significant changes.

The six month increase in residential interest expense was the result of the prior year first quarter refinancing at Rockland. Note the loans paid off as part of this refinancing did not accrue interest.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS (continued):

Other Income / (Loss)

Other income / (loss) for the three and six months ended October 31, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Proceeds from lawsuit	$200,000	$0	$200,000	$0
Investment income	8,644	17,645	(74,774)	39,105
	$208,644	$17,645	$125,226	$39,105

The decrease in investment income reflected realized losses on sales of securities in the current year first quarter.

During the three and six months ended October 31, 2017, the Company received $200,000 from a settlement of a lawsuit filed against another party for breach (relating to an alleged wrongful termination) of a contract to purchase a commercial shopping center owned by the Company and located in New Orleans, LA. As a result, the sale did not go through and the Company retains ownership of the shopping center.

Gain (Loss) on Derivatives

The Company, through its 50% owned consolidated subsidiaries, has entered into two separate floating to fixed interest rate swap agreements with banks that expire in May 2025 and July 2031. The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income. Note that the change in fair value recorded through income is a non cash item.

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three and six months ended October 31, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Income from Operations	$104,672	$96,236	$177,532	$183,362
Distributions	90,000	90,000	180,000	180,000
	$194,672	$186,236	$357,532	$363,362

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

On October 26, 2017, the Company was informed that its fiscal year 2016 Federal tax return was selected for examination.

Capital Resource and Liquidity

At October 31, 2017, the Company had $6,251,630 of unrestricted cash and cash equivalents. This includes $5,018,099 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%. Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $106,006 and tenant security deposits held by VIEs of $396,960 are included in restricted cash and cash equivalents.

At October 31, 2017, the Company had $1,101,110 of investments in marketable securities, all of which belongs to partner entities.

The Company has three separate credit lines that allows for borrowings up to $6,760,000. At October 31, 2017, the Company had borrowings of $4,760,000 against these credit lines.

The sources of future borrowings that may be needed for new construction operations, property purchases, or balloon payments on existing loans are unclear at this time. As a result of the decreasing CVS fee for service business and the increasingly difficult environment surrounding commercial real estate, the Company has become more dependent on its ability to buy, develop, and sell real estate at a profit. Failure to do so would have an adverse impact on the Company’s liquidity. The Company’s liquidity could also be adversely impacted if the Company’s new restaurant in Edinburg, TX does not meet its financial projections or if the Rockland, MA matter discussed in Part II, Item 1, Legal Proceedings, on page 20, has an unfavorable outcome.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a 15b of the Exchange Act.

Item 4.   CONTROLS AND PROCEDURES (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report. Notwithstanding weaknesses in our control environment, as of October 31, 2017, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a 15(f) of the Exchange Act) during the period covered by this report, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At this time, the Company cannot assess the likelihood of an unfavorable outcome or provide any estimate of the amount or range of any potential loss.

Item 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6.	EXHIBITS

a) Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a 14(c) under the
Securities Exchange Act of 1934.

	Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a 14(c) under the
Securities Exchange Act of 1934.

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to
18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
December 28, 2017
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

/s/ Eric J. Harrington
December 28, 2017
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer