Form 10-Q
period 2018-01-31
FIRST HARTFORD CORP
filed 2018-03-29
CIK 36369

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018.

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

2,315,799 as of March 29, 2018

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2018	April 30, 2017
Real estate and equipment:
Developed properties and property under construction (including $79,359,489 in January and $77,898,958 in April for VIEs)	$246,740,814	$236,865,867
Equipment and tenant improvements (including $2,522,591 in January and $2,424,964 in April for VIEs)	4,300,989	3,689,442
	251,041,803	240,555,309

Less accumulated depreciation and amortization (including $17,500,627 in January and $15,918,495 in April for VIEs)	(51,435,113)	(47,449,316)
	199,606,690	193,105,993

Property held for sale	12,261,143	11,389,591
Cash and cash equivalents (including $2,444,000 in January and $2,063,103 in April for VIEs)	6,958,982	6,250,757

Cash and cash equivalents – restricted (including $378,929 in January and $396,361 in April for VIEs)	652,599	526,012

Marketable securities (including $816,575 in January and $1,538,839 in April for VIEs)	816,575	1,538,839

Accounts and notes receivable, less allowance for doubtful accounts of $70,419 as of January 31, 2018 and $135,002 as of April 30, 2017 (including $142,312 in January and $66,543 in April for VIEs)	3,278,121	3,505,541

Other receivables	2,319,665	4,064,876

Deposits and escrow accounts (including $7,679,909 in January and $8,866,586 in April for VIEs)	14,914,468	15,930,999

Prepaid expenses (including $311,029 in January and $327,481 in April for VIEs)	1,998,252	1,644,320

Deferred expenses (including $154,627 in January and $167,273 in April for VIEs)	5,266,655	5,712,547

Investments in affiliates	379,747	100

Due from related parties and affiliates	2,672	152,776

Deferred tax asset	706,627	671,147

Total assets	$249,162,196	$244,493,498

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	January 31, 2018	April 30, 2017
Liabilities:
Mortgages and notes payable:
Construction loans payable	$36,981,466	$26,929,537
Mortgages payable (including $63,852,897 in January and $64,598,997 in April for VIEs)	192,932,566	195,763,409
Notes payable (including $1,704,697 in January and $1,704,697 in April for VIEs)	1,704,697	1,704,697
Lines of credit	6,760,000	6,400,000
Less: Deferred debt issuance costs, net (including $1,529,700 in January and $1,575,494 in April for VIEs)	(3,069,646)	(3,067,098)
	235,309,083	227,730,545

Accounts payable (including $730,129 in January and $569,600 in April for VIEs)	4,403,062	2,915,400
Other payables	3,413,573	4,966,246
Accrued liabilities (including $3,468,365 in January and $3,382,307 in April for VIEs)	5,512,452	5,699,875
Derivative liability	1,551,002	2,023,793
Deferred income (including $222,956 in January and $227,936 in April for VIEs)	534,584	622,461
Other liabilities	1,037,871	1,328,909
Due to related parties and affiliates (including $459,875 in January and $446,990 in April for VIEs)	611,728	598,843
Total liabilities	252,373,355	245,886,072

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,211,843 and 3,236,843 shares and outstanding 2,315,799 and 2,340,799 shares as of January 31, 2018 and April 30, 2017	3,211,843	3,236,843
Capital in excess of par	5,043,779	5,093,779
Accumulated deficit	(6,943,846)	(5,612,263)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 and 896,044 shares as of January 31, 2018 and April 30, 2017	(4,989,384)	(4,989,384)
Total First Hartford Corporation	(3,677,608)	(2,271,025)
Noncontrolling interests	466,449	878,451

Total shareholders’ equity (deficiency)	(3,211,159)	(1,392,574)

Total liabilities and shareholders’ equity (deficiency)	$249,162,196	$244,493,498

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2018	Jan. 31, 2017	Jan. 31, 2018	Jan. 31, 2017
Operating revenues:
Rental income	$7,812,600	$8,095,209	$23,355,145	$24,023,744
Service income	1,019,805	1,099,684	3,264,005	3,928,067
Sales of real estate	1,629,504	15,778,442	23,819,504	34,373,493
Other revenues	1,740,702	1,077,452	4,601,747	2,984,212
	12,202,611	26,050,787	55,040,401	65,309,516

Operating costs and expenses:
Rental expenses	5,563,034	4,949,847	15,555,914	15,115,039
Service expenses	1,215,882	1,333,691	4,151,167	3,863,958
Cost of real estate sales	653,812	13,589,022	19,941,842	27,692,903
Selling, general and administrative expenses	3,146,547	2,460,473	9,951,570	6,907,319
	10,579,275	22,333,033	49,600,493	53,579,219

Income from operations	1,623,336	3,717,754	5,439,908	11,730,297

Non-operating income (expense):
Interest expense	(2,619,516)	(2,524,603)	(7,833,720)	(7,707,422)
Other income / (loss)	70,023	30,745	195,249	69,850
Loss on impairment	(40,000)	-0-	(40,000)	-0-
Gain (loss) on derivatives (non-cash)	598,688	2,883,917	472,791	2,427,052
Loss on defeasance	-0-	(437,776)	-0-	(437,776)
Equity in earnings of unconsolidated subsidiaries	203,506	182,654	561,038	546,016
	(1,787,299)	134,937	(6,644,642)	(5,102,280)

Income / (loss) before income taxes	(163,963)	3,852,691	(1,204,734)	6,628,017

Income tax expense	40,563	565,065	69,168	1,617,159

Consolidated net income (loss)	(204,526)	3,287,626	(1,273,902)	5,010,858

Net (income) loss attributable to noncontrolling interests	(111,495)	(1,202,072)	(57,681)	(1,191,218)

Net income (loss) attributable to First Hartford Corporation	$(316,021)	$2,085,554	$(1,331,583)	$3,819,640

Net income (loss) per share – basic	$(0.14)	$0.88	$(0.57)	$1.60

Net income (loss) per share – diluted	$(0.14)	$0.88	$(0.57)	$1.60

Shares used in basic per share computation	2,315,799	2,377,565	2,322,049	2,384,321

Shares used in diluted per share computation	2,315,799	2,377,565	2,322,049	2,384,321

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 31, 2018	Jan. 31, 2017	Jan. 31, 2018	Jan. 31, 2017

Consolidated net income (loss)	$(204,526)	$3,287,626	$(1,273,902)	$5,010,858

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	(91,871)	160,436	3,820	77,517

Total comprehensive income (loss)	(296,397)	3,448,062	(1,270,082)	5,088,375

Amounts attributable to noncontrolling interests:
Net (income) loss	(111,495)	(1,202,072)	(57,681)	(1,191,218)
Unrealized (gains) losses on marketable securities	91,871	(160,436)	(3,820)	(77,517)

	(19,624)	(1,362,508)	(61,501)	(1,268,735)
Comprehensive income (loss) attributable to First Hartford Corporation	$(316,021)	$2,085,554	$(1,331,583)	$3,819,640

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31, 2018	January 31, 2017
Operating activities:
Consolidated net income / (loss)	$(1,273,902)	$5,010,858
Adjustments to reconcile consolidated net income (loss) to net cash provided by / (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $270,000 in 2018 and $270,000 in 2017	(291,038)	(276,016)
Gain on sale of real estate	(3,877,662)	(6,680,590)
Depreciation of real estate and equipment	4,204,507	4,064,791
Amortization of deferred expenses	419,301	541,234
Deferred income taxes	(35,480)	1,240,005
Loss on impairment	40,000	-0-
Loss / (gain) on derivatives	(472,791)	(2,427,052)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	1,972,631	799,770
Deposits and escrow accounts	1,137,451	3,705,133
Prepaid expenses	(353,932)	(213,589)
Deferred expenses	24,043	(4,711,238)
Cash and cash equivalents – restricted	(126,587)	1,335,563
Accrued liabilities	(187,423)	(1,621,513)
Deferred income	(87,877)	(134,402)
Accounts and other payables	(65,011)	(2,224,997)

Net cash provided by / (used in) operating activities	1,026,230	(1,592,043)

Investing activities:
Investments in marketable securities	(151,864)	-0-
Proceeds from sale of marketable securities	877,947	642,596
Purchase of equipment and tenant improvements	(900,545)	(125,762)
Investments in affiliated companies	(379,647)	-0-
Proceeds from sale of real estate	23,819,504	34,373,493
Additions to developed properties and properties under construction	(30,658,053)	(25,253,629)

Net cash provided by / (used in) investing activities	(7,392,658)	9,636,698

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31, 2018	January 31, 2017
Financing activities:
Distributions to noncontrolling interests	$(473,502)	$(1,087,469)
Repurchase of common stock	(75,000)	(79,968)
Proceeds from:
Construction loans	17,385,201	10,086,324
Mortgage loans	7,526,407	10,564,657
Notes	-0-	-0-
Credit lines	5,360,000	1,625,000
Principal payments on:
Construction loans	(1,765,599)	(13,051,475)
Mortgage loans	(16,045,843)	(12,720,675)
Notes	-0-	(40,000)
Credit lines	(5,000,000)	(2,027,091)
Payments (to) / from related parties and affiliates, net	162,989	150,207

Net cash provided by / (used in) financing activities	7,074,653	(6,580,490)

Net change in cash and cash equivalents	708,225	1,464,165

Cash and cash equivalents, beginning of period	6,250,757	5,982,506

Cash and cash equivalents, end of period	$6,958,982	$7,446,671
Cash paid during the period for interest	$7,662,401	$7,532,799

Cash paid during the period for income taxes	$147,410	$346,316

Debt refinancing in 1st quarter:
New mortgage loans	$8,565,000	$14,300,000
Debt reduced	(5,567,673)	(5,359,713)
Escrow funded	(120,920)	(8,019,977)
Net cash from refinancing in 1st quarter	$2,876,407	$920,310

Debt refinancing in 2nd quarter:
New mortgage loan	$-0-	$32,500,000
Debt reduced	(0)	(31,030,767)
Escrow funded	(0)	(1,100,000)
Net cash from refinancing in 2nd quarter	$-0-	$369,233

Debt refinancing in 3rdrd quarter:
New mortgage loan	$-0-	$21,186,745
Debt reduced	(0)	(18,139,103)
Escrow funded	(0)	(1,392,528)
Net cash from refinancing in 3rd quarter	$-0-	$1,655,114

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

        There were no common stock equivalents outstanding at January 31, 2018 or January 31, 2017.

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

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2018	2017	2018	2017
Revenues:
Real Estate Operations	$11,467,236	$25,115,037	$52,389,651	$61,809,016
Fee for Service	735,375	935,750	2,650,750	3,500,500
Total	$12,202,611	$26,050,787	$55,040,401	$65,309,516

Operating Costs & Expenses:
Real Estate Operations	$6,522,259	$18,534,933	$36,758,328	$42,844,271
Fee for Service	910,469	1,337,627	2,890,595	3,827,629
Administrative Expenses	3,146,547	2,460,473	9,951,570	6,907,319
Total	$10,579,275	$22,333,033	$49,600,493	$53,579,219

All costs after operating expenses are costs of the real estate operation.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Business and Significant Accounting Policies (concluded):

Segment Information (concluded):

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $273,670 on January 31, 2018 and $129,651 on April 30, 2017 and receivables of $2,340,854 on January 31, 2018 and $4,262,302 on April 30, 2017.

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

	January 31, 2018	April 30, 2017

Real estate and equipment, net	$66,622,012	$66,732,664
Other assets	11,912,971	13,417,929
Total assets	78,534,983	80,150,593
Intercompany profit elimination	(2,632,463)	(2,719,143)
	$75,902,520	$77,431,450

Mortgages and other notes payable	$64,027,894	$64,728,200
Other liabilities	4,415,581	4,179,842
Total liabilities	$68,443,475	$68,908,042

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Dover Parkade, LLC:
Revenue	$715,049	$673,655	$2,125,677	$2,069,918
Expenses	488,039	488,348	1,543,602	1,517,886
Net income	$227,010	$185,307	$582,075	$552,032

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.     Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (continued):

In August 2017, the Company finalized an agreement to invest in an affiliated limited liability company called Ware Seguin 1518, LLC.  The Company accounts for its 50% interest in Ware Seguin 1518, LLC under the equity method of accounting.  Ware Seguin 1518, LLC owns property in Schertz, TX that it plans to develop for approximately 285 single family residential lots and approximately 15 acres of commercial or other uses.  The operating and financial policies of Ware Seguin 1518, LLC are not controlled by the Company.  The Company’s initial investment was $326,498 and the Company committed to invest an additional amount up to $500,000, of which an additional $53,149 was made as of January 31, 2018.  Additional future investments may be required if agreed by the Members.  The Company is also a guarantor of 50% of a $1,000,000 bank loan obtained by Ware Sequin 1518, LLC that was used to purchase the property. There has been no income statement activity as of January 31, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act makes significant changes to the Internal Revenue Code, including but not limited to, decreasing the statutory corporate tax rate from 35% to 21% effective January 1, 2018 and repealing AMT tax treatment. The Company calculated its best estimate of the impact of the Tax Act in its income tax provision and re-measured its deferred tax assets and liabilities at the enacted corporate tax rate of 21% in accordance with its understanding of the Tax Act and available guidance. The primary impact of this re-measurement was a reduction in deferred tax assets and liabilities in connection with the reduction of the U.S. corporate income tax rate and resulted in the Company recording approximately $200,000 of additional income tax expense during the three and nine month periods ended January 31, 2018.

On October 26, 2017, the Company was informed that its fiscal year 2016 Federal tax return was selected for examination.  This examination is currently in process.

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

4.     Litigation (continued):

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

6.     Purchase of Real Estate (continued):

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

Houma, LA – Land Purchase: On January 5, 2018, the Company purchased a parcel of land in Houma, LA for $2,514,644 including closing costs.  This purchase was financed with proceeds from a construction loan of $1,417,217, utilization of the Company’s lines of credit of $1,000,000, and working capital of $97,427. Key terms of the construction loan are as follows:

Loan Amount:	$5,065,000
Maturity Date:	January 5, 2019
Interest Rate:	2.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.
Payments:	Interest only payable monthly with principal due at maturity.
Guarantee:	The Company (Corporate).

Pearland, TX – Land Purchase: On January 11, 2018, the Company purchased a parcel of land in Pearland, TX for $1,038,306 including closing costs.  This purchase was financed with proceeds from a construction loan of $500,000, utilization of the Company’s lines of credit of $400,000, and working capital of $138,306. Key terms of the construction loan are as follows:

Loan Amount:	$500,000
Maturity Date:	January 5, 2019
Interest Rate:	3.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.
Payments:	Interest only payable monthly with principal due at maturity.
Guarantee:	The Company (Corporate).

Spring, TX – Land Purchase: On January 30, 2018, the Company purchased three adjacent parcels of land in Spring, TX for $1,161,240 including closing costs.  Simultaneously, one of these parcels was sold to another party for $1,404,504 (cost of $459,611).  The purchase was financed by working capital and the proceeds from the sale.  The Company netted $27,807 of cash for these two transactions, which was received on February 2, 2018.  The remaining two parcels will be marketed to retail establishments.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.       Subsequent Events:

Little Ferry, NJ – Land Purchase: On February 8, 2018, the Company purchased a parcel of land in Little Ferry, NJ for $3,131,000 which, along with closing costs and a deposit into a Remediation Trust Fund of $439,425, were financed by proceeds from a construction loan of $3,774,340 plus working capital.   Key terms of the construction loan are as follows:

Loan Amount:	$8,800,000
Maturity Date:	February 1, 2029
Interest Rate:	One month LIBOR, as defined, plus 2.50% through February 1, 2019 (the “Construction Phase”); thereafter, one month LIBOR plus 1.90% (the “Permanent Phase”).
Payments:	Interest only payable monthly during the Construction Phase. Thereafter, principal and interest payable monthly using a 30-year amortization.
Guarantor:	The Company (Corporate).
Prepayment:	Prior to February 1, 2019, 0.50% of the principal balance prepaid; from February 1, 2019 – January 31, 2021, 1.00% of the principal balance prepaid.

Wethersfield, CT – Sale of Condominium: On February 28, 2018, the Company sold a condominium in Wethersfield, CT for $255,000 (cost of approximately $254,182).  The Company owns one more condominium on this site after this sale.

The Company has evaluated for subsequent events through March 29, 2018, the date the financial statements were issued.

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

 Results of Operations:

Rental Income

Rental income for the three and nine months ended January 31, 2018 and 2017, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Residential	$3,072,065	$3,084,436	$9,176,045	$9,171,804
Commercial	4,740,535	5,010,773	14,179,100	14,851,940
	$7,812,600	$8,095,209	$23,355,145	$24,023,744

The slight changes in residential rental income was primarily caused by rent increases at the Somerville, MA property (i.e., Clarendon), partially offset by lower revenue at the Rockland, MA property due to vacancies from converted apartments needed for the ongoing renovation project.

The decrease in commercial rental income was primarily caused by lower common area maintenance (CAM) billings to tenants resulting from lower associated expenses and prior year rents on some of the Company’s development properties that have since been sold (e.g., Olathe, KS; Conroe, TX; Stanhope, NJ), partially offset by additional rents from a new tenant at the Company’s Lubbock, TX property.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued):

Service Income

Service income for the three and nine months ended January 31, 2018 and 2017 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Management fees	$284,430	$163,934	$613,255	$427,567
Preferred developer fees	735,375	935,750	2,650,750	3,500,500
	$1,019,805	$1,099,684	$3,264,005	$3,928,067

The increase in management fees was due to higher fees received from the Company’s unconsolidated Claymont, DE property.

The third quarter and full year decrease in preferred developer fees primarily reflected lower fees received from CVS, partially offset by higher fees received from Cumberland Farms.  The decrease in CVS fees, which continues a trend over the past several years, was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores.  The increase in Cumberland Farms was the result of timing of closings based on the construction schedule.

Sales (and Cost of Sales) of Real Estate

Nine months ended January 31, 2018:

St. Louis, MO – Sale of Property: On May 30, 2017, the Company sold its single-tenant property in St. Louis, MO for $6,800,000 (cost of $6,567,195).  A loan with a balance of $5,120,000 and a credit line of $1,000,000 were paid off with the proceeds.

New Orleans, LA – Sale of Property: On June 7, 2017, the Company sold a parcel of its property in New Orleans, LA for $11,350,000 (cost of $9,027,022).  A loan with a balance of $7,436,745 was paid off with the proceeds.  The Company continues to hold the parcel of the property that includes the shopping center.

Austin, TX – Sale of Property: On June 15, 2017, the Company sold its single-tenant property in Austin, TX for $3,210,000 (cost of $2,993,692).  A loan with a balance of $1,102,899 was paid off with the proceeds.

East Providence, RI – Sale of Property: On September 7, 2017, the Company sold its property held for sale in East Providence, RI for $830,000 (cost of $664,312).

Wethersfield, CT – Sale of Condominium: On November 14, 2017, the Company sold a condominium in Wethersfield, CT for $225,000 (cost of $271,802).  The net proceeds were used to pay off a mortgage loan on this property.  The Company owned another two condominiums on this site after this sale. The loss on the sale of this property resulted in the Company recording an impairment on the remaining properties.

Spring, TX – Partial Sale of Property: On January 30, 2018, the Company purchased three adjacent parcels of land in Spring, TX for $1,161,240 including closing costs.  Simultaneously, one of these parcels was sold to another party for $1,404,504 (cost of $459,611).  The purchase was financed by working capital and the proceeds from the sale.  The Company netted $27,807 of cash for these two transactions, which was received on February 2, 2018.  The remaining two parcels will be marketed to retail establishments.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued):

Sales (and Cost of Sales) of Real Estate (continued):

In fiscal year 2018, there were also adjustments of costs incurred related to property sales that occurred in prior fiscal years.  The net amount of these adjustments resulted in a $41,792 reduction of costs.

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

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three and nine months ended January 31, 2018 and 2017, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Residential	$2,893,012	$2,723,486	$8,056,033	$7,836,393
Commercial	2,670,022	2,226,361	7,499,881	7,278,646
	$5,563,034	$4,949,847	$15,555,914	$15,115,039

The slight increase in residential rental expenses were mainly from higher legal fees incurred at the Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP).  See Part II, Item 1, Legal Proceedings, on page 22 for more information.  This was partially offset by lower repairs and maintenance expenses at the Somerville, MA (i.e., Clarendon) property.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued):

The increase in commercial rental expenses were primarily related to the Company’s New Orleans, LA shopping center, which was completed and refinanced in the first quarter of fiscal 2018, and higher expenses at the Edinburg, TX shopping center, including higher property taxes and a fee paid to a tenant to allow the Company to lease to another tenant.  Partially offsetting these increases were expenses incurred in the prior year related to a lawsuit against a former tenant, including a legal settlement of $200,000.  Also, in the prior year there was accelerated amortization expense of deferred commissions arising from the sale of a portion of its property in Edinburg, TX (i.e., Texas Roadhouse) and accelerated depreciation of tenant improvements at the Lubbock, TX properties upon the departure of two tenants.

Service Expenses

Service expenses for the three and nine months ended January 31, 2018 and 2017 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Preferred Developer Expenses and Fees	$910,469	$1,337,627	$2,890,595	$3,827,629
Construction and Other Costs	305,413	(3,936)	1,260,572	36,329
	$1,215,882	$1,333,691	$4,151,167	$3,863,958

The decrease in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the lower revenue, primarily at CVS.

The increase in construction expenses relates to unbudgeted costs (i.e., overruns) incurred at the renovation project at the Company’s Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP).  See Part II, Item 1, Legal Proceedings, on page 24 for more information.

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses relates primarily to expenses relating to its new restaurant it built and owns at its Edinburg, TX property, legal and professional expenses related to a potential residential housing deal in the Bronx, NY, and costs incurred related to the Rockland, MA matter discussed above, including providing hotels and meals to displaced tenants and legal and professional fees (see Part II, Item 1, Legal Proceedings, on page 24 for more information).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued):

Non-Operating Income (Expense):

Interest Expense

Interest expense for the three and nine months ended January 31, 2018 and 2017, by type of tenant, follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Commercial	$1,898,562	$1,793,277	$5,657,300	$5,546,685
Residential	720,954	731,326	2,176,420	2,160,737
	$2,619,516	$2,524,603	$7,833,720	$7,707,422

The increase in commercial interest expense was the result of interest on loans related to the Company’s development properties and the Company’s new restaurant it built and owns at its Edinburg, TX property.

The change in residential commercial interest expense was minimal; the nine month increase was the result of the prior year first quarter refinancing at Rockland.  Note the loans paid off as part of this refinancing did not accrue interest.

Other Income / (Loss)

Other income / (loss) for the three and nine months ended January 31, 2018 and 2017 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Proceeds from lawsuit	$-0-	$-0-	$200,000	$-0-
Investment income	70,023	30,745	(4,751)	69,850
	$70,023	$30,745	$195,249	$69,850

The decrease in investment income for the first nine months reflected realized losses on sales of securities in the current year first quarter.

During the nine months ended January 31, 2018, the Company received $200,000 from a settlement of a lawsuit filed against another party for breach (relating to an alleged wrongful termination) of a contract to purchase a commercial shopping center owned by the Company and located in New Orleans, LA. As a result, the sale did not go through and the Company retains ownership of the shopping center.

Loss on Impairment

In the third quarter, the Company recorded an impairment loss of $40,000 on its two remaining condominiums it owns in Wethersfield, CT.  The amount of the impairment loss represents the excess of the cost over the estimated sales proceeds from the condominiums.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued):

Gain (Loss) on Derivatives

On January 1, 2018, the Company entered into three interest rate swap agreements to fix the interest rate on its outstanding debt on its Brentwood, NY property at 4.42%.  The swap agreements expire on December 2027, which corresponds to the maturity date of the underlying debt.

The Company, through its 50% owned consolidated subsidiaries, has two additional floating-to-fixed interest rate swap agreements with banks that expire in May 2025 and July 2031.

The aggregate fair value of the Company’s interest rate swap agreements as of January 31, 2018 is a $1,551,002 liability.

The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income.  Note that the change in fair value recorded through income is a non-cash item.

Loss on Defeasance

During the three and nine months ended January 31, 2017, the Company paid a defeasance premium of $437,776 when refinancing its mortgage loan on its shopping center in Lubbock, TX.

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three and nine months ended January 31, 2018 and 2017 follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Income from Operations	$113,506	$92,654	$291,038	$276,016
Distributions	90,000	90,000	270,000	270,000
	$203,506	$182,654	$561,038	$546,016

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act makes significant changes to the Internal Revenue Code, including but not limited to, decreasing the statutory corporate tax rate from 35% to 21% effective January 1, 2018 and repealing AMT tax treatment. The Company calculated its best estimate of the impact of the Tax Act in its income tax provision and re-measured its deferred tax assets and liabilities at the enacted corporate tax rate of 21% in accordance with its understanding of the Tax Act and available guidance. The primary impact of this re-measurement was a reduction in deferred tax assets and liabilities in connection with the reduction of the U.S. corporate income tax rate and resulted in the Company recording approximately $200,000 of additional income tax expense during the three and nine month periods ended January 31, 2018.

On October 26, 2017, the Company was informed that its fiscal year 2016 Federal tax return was selected for examination.  This examination is currently in process.

Capital Resource and Liquidity

At January 31, 2018, the Company had $6,958,982 of unrestricted cash and cash equivalents. This includes $4,836,027 belonging to partnership entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, amounted to $273,670 and tenant security deposits held by VIEs of $378,929 are included in restricted cash and cash equivalents.

At January 31, 2018, the Company had $816,575 of investments in marketable securities, all of which belongs to partner entities.

The Company has three separate credit lines that allows for borrowings up to $6,760,000.  At January 31, 2018, the Company had borrowings of $6,760,000 against these credit lines.

The sources of future borrowings that may be needed for new construction operations, property purchases, or balloon payments on existing loans are unclear at this time.  As a result of the decreasing CVS fee-for-service business and the increasingly difficult environment surrounding commercial real estate, the Company has become more dependent on its ability to buy, develop, and sell real estate at a profit.  Failure to do so would have an adverse impact on the Company’s liquidity.  The Company’s liquidity could also be adversely impacted if the Company’s new restaurant in Edinburg, TX does not meet its financial projections or if the Rockland, MA matter discussed in Part II, Item 1, Legal Proceedings, on page 24, has an unfavorable outcome.

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

Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of January 31, 2018, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

                               Not applicable

Item 5.                  OTHER INFORMATION

None

                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                The Company’s annual meeting of shareholders was held on January 17, 2018 in Hartford, CT.  The following nominees were elected as directors by vote indicated:

	For	Against
Neil Ellis	2,009,782	14,708
John Toic	2,009,782	14,708
Jeff Carlson	2,009,782	14,708
William Connolly	2,009,782	14,708
Jonathan Bellock	2,009,782	14,708

Also, the shareholders voted to approve the Company suspending or terminating its filing obligations with the U.S. Securities and Exchange Commission, also called “Going Dark”, once the Company is eligible.  The vote was 2,006,379 in favor, 16,481 against, and 1,830 abstaining.

Item 6.                  EXHIBITS

a) Exhibits:
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Hartford Corporation
(Registrant)

/s/ Neil H. Ellis
March 29, 2018
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

/s/ Eric J. Harrington
March 29, 2018
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer