Form 10-K
period 2018-04-30
FIRST HARTFORD CORP
filed 2018-07-30
CIK 36369

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934.

For the fiscal year ended April 30, 2018

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

As of October 31, 2017, the aggregate market value of the registrant’s common stock (based upon $2.99 closing price on that date on the OTC Securities Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers – and does not constitute an admission as to affiliate status) was $2,800,464.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  2,315,799 as of June 30, 2018.

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

Business Narrative:

First business segment:

The principal activity of the Company’s first segment of business is the purchase, development, ownership, management and sale of real estate.  The real estate, owned and/or managed by the Company through various subsidiaries and joint ventures, is located in Connecticut, Delaware, Louisiana, Massachusetts, New York, New Jersey, Rhode Island, and Texas.  Non-residential tenants are obtained through brokers and employed representatives of the Company, by means of Industry Trade Shows, direct contacts with retail stores and other potential commercial tenants, and an occasional inquiry by potential tenants at the Company’s on-site offices.  Residential tenants are obtained through advertisements and inquiry at on-site offices.

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

The only facilities the Company owns and operates are a movie theater and a liquor store at one of its properties and a restaurant at another one of its properties.  In all other cases, the tenants of the Company’s properties are third-parties.

Please also see Note 11 of the Financial Statements included within.

Second business segment:

The principal activity of the Company’s second segment of business is providing preferred developer services to CVS Health (CVS) and Cumberland Farms Inc. in certain geographic areas.

CVS: The Company has an agreement with CVS to be a preferred developer in Texas within the Rio Grande Valley and Houston, in New York within Long Island and portions of Rockland County, in New Jersey, in most of Connecticut, and in Louisiana.  This is a fee for service agreement by which the Company will locate a site, negotiate a letter of intent, prepare store development budgets, demographics, arrange traffic counts and submit for CVS Real Estate Committee approval.  Once so approved, the Company will negotiate a purchase or lease of such property and obtain permits.  The Company will invoice 75% of the total fee when the property is purchased or leased, and a building permit is issued.  Fees vary based on location and style of the store.  A CVS pre-qualified third party contractor is selected who will work through the Company.  The Company will manage the construction and administrate the contracts and payments.  When a Certificate of Occupancy is obtained, the Company will invoice 15% of the total fee.  After the store is opened and all the open construction items are completed, the Company will invoice the final 10% of the total fee. Income is recognized as required services, as outlined in the development agreement, are completed.  The entire process will normally take 1-3 years. The volume of revenue from this fee for service agreement is in excess of 10% of the Company’s annual revenue (excluding sales of real estate).  The loss of the CVS contract would have a material adverse effect on the revenues and operations of the Company.

Annual Report on Form 10-K	Page 3	First Hartford Corporation

ITEM 1.          BUSINESS (concluded):

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

Miscellaneous Business Reporting:

The Company does not produce or offer any products, and as such, it has no foreign operations, no inventory (except small amounts at the liquor store and restaurant), and does not export products or services. Its present business segments are not seasonal in nature.  The Company does not have any patents, licenses, franchises, concessions, or royalty agreements.  The Company is not conducting any research and development.  The Company's subsidiaries involved with residential rental properties have some contracts or subcontracts, including loans, with the United States government via Housing & Urban Development (HUD).

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

Employment: On April 30, 2018, the Company employed 111 people full-time and 89 people part-time.

Competition: The Company competes with many other established companies and entities, many of which are larger and possess substantially greater financial resources and substantially larger staffs.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

Annual Report on Form 10-K	Page 4	First Hartford Corporation

ITEM 2.          PROPERTIES

The following table shows the location, general character, ownership status, and cost of the materially important physical properties of the Company.

Consolidated Subsidiaries – Commercial Properties:

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Edinburg, TX	Shopping Center	469,583 sq. ft. JC Penney 22% Academy Sports 16% Burlington Coat Factory 17%, Effective rent per sq. ft. occupied, exclusive of JC Penney (JC Penney owns its building) is $10.31, occupied 100%	100% owned by a subsidiary of the Company, except JC Penney building. A lender to get extra interest if available (50% of cash flow) plus 50% of cash proceeds from sale or refinancing. See Note 3 of the Financial Statements included within.	$52,710,395

X	West Springfield, MA	Shopping Center	144,350 sq. ft. Price Rite 28% Big Lots 21% Harbor Freight 12%, Effective rent per sq. ft. occupied is $9.76, 92.15% occupied	100% owned by a subsidiary of the Company.	8,146,629

X	North Adams, MA	Shopping Center	131,691 sq. ft. Steeple City Cinema 20% (Company owned); Steeple City Liquor 11% (Company owned); Peebles 14% Planet Fitness 8% Effective rent per sq. ft. occupied – net of 41,067 sq. ft. Company owned $8.22, 80.86% occupied	100% owned by a subsidiary of the Company. Commencing on October 1, 2015 and continuing through September 30, 2019 the Company will remit 50% of the cash flow of the property to Lender.	7,552,471

X	Plainfield, CT	Strip Shopping Center	60,154 sq. ft. Big Y 76%, effective rent per sq. ft. occupied is $12.11, 100% occupied	100% owned by a subsidiary of the Company.	4,975,881

Annual Report on Form 10-K	Page 5	First Hartford Corporation

ITEM 2.          PROPERTIES (continued):

Consolidated Subsidiaries - Commercial Properties (continued):

X	New Orleans, LA	Strip Shopping Center	37,671 sq. ft. Marshalls 53%, Petco 33% effective rent per sq. ft. occupied is $22.32, 100% occupied	100% owned by a subsidiary of the Company.	9,201,659
	Cranston, RI	Shopping Center	259,218 sq. ft. Kmart (currently vacant – leased to 12/31/2027) 40% Stop & Shop 25% Effective rent per sq. ft. occupied is $13.59 98.43% occupied	50% owned by a subsidiary of the Company.	27,476,742

	Cranston, RI	College	60,000 sq. ft. Career Education College Effective rent per sq. ft. is $26.68 Currently vacant-leased to 12/31/18	50% owned by a subsidiary of the Company.	10,124,263

	Cranston, RI	Restaurant	Texas Roadhouse Land Lease 100% occupied	50% owned by a subsidiary of the Company.	239,414

	Cranston, RI	Police Station	60,000 sq. ft. Leased to City of Cranston Effective rent per sq. ft. occupied is $17.75 100% occupied	50% owned by a subsidiary of the Company.	10,132,902

X	Lubbock, TX	Shopping Center	160,531 sq. ft. Steinmart 26% Mardel 25% TJ Maxx 19% Effective rent per sq. ft. occupied is $10.03 97.06% occupied	2.0% owned by a subsidiary of the Company.	6,258,420

Annual Report on Form 10-K	Page 6	First Hartford Corporation

ITEM 2.          PROPERTIES (continued):

The properties listed above contain approximately 1,337,873 rentable sq. ft., of which approximately 45,325 sq. ft., or approximately 3.4%, was vacant at April 30, 2018.  Over the next 10 years, 84 of the current 87 leases will expire as follows:

Year Ended	Number of Leases	Sq. Ft.	Base Rent	Percentage of Base Rent

4/30/19	21	226,063	$3,540,464	23.45%
4/30/20	9	135,092	$1,427,163	9.45%
4/30/21	6	56,070	$576,824	3.82%
4/30/22	15	142,107	$2,169,067	14.36%
4/30/23	12	137,219	$1,360,990	9.01%
4/30/24	3	45,826	$131,684	0.87%
4/30/25	2	38,754	$373,721	2.48%
4/30/26	6	87,231	$753,187	4.99%
4/30/27	6	50,621	$968,508	6.41%
4/30/28	4	178,201	$2,216,738	14.68%

Total rental income of these properties for the year ended April 30, 2018 was $18,662,481, of which $4,055,592 is allocated for reimbursement of real estate taxes, common area expenses, and insurance expenses.

The Company does not have any individual tenants that account for 5% or more of the Company’s revenues.

Consolidated Subsidiaries – Residential Properties:

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost

X	Rockland, MA	Apartments	204 units, low to moderate income, 91% occupied, effective sq. ft. rent - $22.77	.01% owned by a 75% owned subsidiary of the Company.	26,928,518

X	Somerville, MA	Apartments	501 units, low to moderate income, 98% occupied, effective sq. ft. rent - $24.45	.0049% owned by a 75% owned subsidiary of the Company.	49,176,847

Annual Report on Form 10-K	Page 7	First Hartford Corporation

ITEM 2.          PROPERTIES (continued):

Non-Consolidated Subsidiaries:

Company Managed	Location of Properties	Use	Available Space or Facilities and Major Tenants	Ownership Status	Cost
X	Claymont, DE	Apartments	208 units, senior housing, 100% sec 8 subsidized, 99% occupied, effective sq. ft. rent - $21.20	Nonconsolidated, .01% owned by a 75% owned subsidiary of the Company.	7,718,470
X	Bronx, NY	Apartments	99 units, senior housing, 100% sec 8 subsidized, 93% occupied, effective sq. ft. rent - $33.71	Nonconsolidated, .005% owned by a 75% owned subsidiary of the Company.	17,341,187
	Dover Township, NJ	Shopping Center	108,084 sq. ft. Stop & Shop 52% Dollar Tree 9% Plus Outparcels	50% owned by a subsidiary of the Company.	14,267,148
	Schertz, TX	Land for Development	N/A	50% owned by a subsidiary of the Company.	1,937,771

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

		Anticipated
Location of Properties	Use	Completion Date	Cost Incurred to Date

Houma, LA	Single tenant build-to-suit	FY 2019	4,811,003

Little Ferry , NJ	Single tenant build-to-suit	FY 2019	5,720,943

Houston, TX	18.58 acres of land – can support 100,000 sq. ft. development	FY 2020	7,652,146

Montgomery, TX	22.70 acres of land – can support 130,000 sq. ft. development	FY 2019 / 2020	5,679,750

Austin, TX	14.28 acres of land – can support 50,000 sq. ft. development	FY 2019 / 2020	3,749,219

Spring, TX	3.70 acres of land – can support 15,000 sq. ft. development	FY 2019	816,942

Annual Report on Form 10-K	Page 8	First Hartford Corporation

ITEM 2.          PROPERTIES (concluded):

Pearland, TX	1.93 acres of land – can support 12,000 sq. ft. development	FY 2019	1,039,773

Buda, TX	12.10 acres of land – can support 40,000 sq. ft. development	FY 2019 / 2020	4,265,439

Conroe, TX	3.40 acres of land – can support 20,000 sq. ft. development	FY 2019	2,210,304

Del Valle, TX	15.60 acres of land – can support 52,000 sq. ft. development	FY 2019 / 2020	1,452,091

All Other Properties Held			1,570,964

Total cost of developed properties and property under construction (excludes non-consolidated subsidiaries)			$251,892,715

The Company also owns properties that it is currently holding for sale.  The properties include a single-tenant property in Cedar Park, TX, a single-tenant property in Houston, TX, and a single-tenant property in Montgomery, TX.  The cost of these properties as of April 30, 2018 was $7,465,163.

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

By letters dated May 15, May 16 and May 30, 2017, three attorneys representing tenants in three units at the Facility notified the Company and/or its management company, FHRC Management Corporation, of claims related to environmental conditions at the Facility.  The first of these letters alleges that the tenant and her family have been exposed to and have been living in an apartment containing asbestos for many years.  The second letter claims that the tenant and her three minor children have suffered injuries believed to be caused by the presence of mold and asbestos in the apartment.  The final letter asserts claims with respect to the tenant and her three minor children involving the presence and remediation of asbestos including violation of a tenant’s quiet enjoyment, breach of the warranty of habitability, causation of emotional distress and the use of unfair and deceptive practices under M.G.L. c. 93A.  The first two letters made no specific monetary demand; the third letter demanded $312,600.  All three claims were tendered to the Company’s insurer, which agreed to respond under a reservation of rights.  On July 14, 2017, counsel retained by the insurer provided a timely response to the third letter, adamantly denying the Company’s liability pursuant to M.G.L. c. 93A or for any of the other claims.  By letter dated July 27, 2017, the insurer acknowledged receipt of the three claims, at the same time stating however that as no lawsuit had arisen, it did not have a duty to defend, but nonetheless would continue to investigate.  With respect to the third letter above, the suit was transferred to the Superior Court and, on May 11, 2018, the Company’s insurer stated that it will defend Rockland against the claimant’s counterclaims subject to a reservation of rights.

Annual Report on Form 10-K	Page 9	First Hartford Corporation

ITEM 3.          LEGAL PROCEEDINGS (concluded):

Other proceedings

The Company is not aware of any material legal proceedings which would need to be cited herein.

There are no proceedings involving officers and directors; see Item 10(f) on Page 23.

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

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2018	High	Low	Dividends Paid Per Common Share
First Quarter	$3.00	$2.55	None
Second Quarter	$3.50	$2.50	None
Third Quarter	$2.99	$2.36	None
Fourth Quarter	$2.50	$2.25	None

2017
First Quarter	$2.68	$2.35	None
Second Quarter	$2.50	$2.01	None
Third Quarter	$3.25	$2.25	None
Fourth Quarter	$2.90	$2.25	None

No dividends have been paid in the past two fiscal years and the Company has no plans or intentions to institute payment of dividends in the foreseeable future.

Publicly traded sales of common stock on the open-market occur sporadically.  A recent reported public sale was for $2.00 per share on June 15, 2018 for a total of 8,500 shares.

The Company did not sell any unregistered shares of securities during the year ended April 30, 2018.

Shareholders of Record and Potential Termination of SEC Reporting:

The Company first publicly expressed interest in “going dark” in its 2017 Annual Report, where it noted the number of shareholders of record had been consistently attenuating each quarter.

The Company explained its rationale, and certain benefits and disadvantages of Going Dark for the Company and for its shareholders in its proxy statement as filed December 12, 2017 with the SEC for the annual meeting of shareholders.  The Company’s annual meeting of shareholders was held on January 17, 2018 in Hartford, CT.  At that meeting, the shareholders voted to approve the Company suspending or terminating its filing obligations with the U.S. Securities and Exchange Commission, also called “Going Dark”, once the Company is eligible.  The vote was 2,006,379 in favor, 16,481 against, and 1,830 abstaining.  Thus 99% of the voting shareholders approved such potential action.

Annual Report on Form 10-K	Page 10	First Hartford Corporation

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued):

After the conclusion of the quarter ended January 31, 2018, the number of shareholders fell below 300 (276 as of April 30, 2018), which, subject to other conditions of the SEC’s Regulations, the Company asserts it is eligible to “Go Dark.”

The common stock of the Company currently trades on the OTC Securities Market under the symbol “FHRT”.  The common stock of the Company has an illiquid trading market and fails to attract any market following.  The Company understands that its public shareholders have freely tradable common stock and that maintaining a trading market, even if it is illiquid, is beneficial for the continued ability of the public shareholders to trade the stock.  Therefore, the Company intends to maintain at least one of its listings in the Mergent Industrial Manual, the Mergent OTC Industrial Manual, and/or the Mergent OTC Unlisted Manual, which by being tri-published in a “recognized securities manual” provides the 39 individual states’ securities regulations “manual exemption” provision under which broker-dealers are free to solicit and trade stock of the published companies thus permitting secondary trading in the Company’s stock for investors in up to 39 states.  Further, the Company will attempt to maintain a continued listing through the OTC Securities Market through its Pink Sheets listings; however, there can be no assurance that any broker-dealer will make or continue to make a market in the Company’s common stock; it is required for trading on the OTC Pink Sheets that at least one broker-dealer make a market in the Company’s common stock.  However, once it Goes Dark, it is anticipated that the Company’s shares would have far less visibility and the current limited liquidity may be further constrained in the market, and the current broker-dealers making markets in the Company’s common stock may cease doing so, further constraining the market for the Company’s common stock.

Once the Company Goes Dark, it will have reduced regulatory oversight and, therefore, may be able to implement shareholder initiatives such as share repurchase programs with less regulatory restrictions.  By Going Dark, the Company will produce and share far less information available to the investing public.  Thus investors will often not have relatively current information on which to base their investment decisions.  However, the Company’s common stock will still be eligible to trade among public investors and thus continues to be a publicly traded entity and continue to be subject to the antifraud and insider trading provisions of the Securities Exchange Act of 1934.

The Company intends to file its Form 15 to suspend and terminate its reporting obligations in the first half of fiscal year 2019.

10b5-1 Private Repurchase Stock Plan:

On January 5, 2017, the Company’s Board of Directors amended and approved the Amended and Restated 10b5-1 Private Repurchase Stock Plan (the “Repurchase Plan”), which was initially adopted on March 29, 2016.  The Repurchase Plan provided for the repurchase of up to 150,000 shares of the Company’s common stock in minimum blocks of 15,000 shares and maximum blocks of 25,000 shares.  Eligible shareholders were those holding blocks of common stock of the Company in excess of fifteen thousand (15,000) shares and less than three hundred fifty thousand (350,000) shares.  Repurchases could be made at management’s discretion from time-to-time only through privately negotiated transactions pursuant to the terms of the 10b5-1 plan to meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.  The privately negotiated purchase price could not exceed 1.5 times the highest independent bid or the last independent transaction price and in no event be higher than five ($5.00) dollars per share.  The purchases and negotiations could resume 15 days after filing of the quarterly report; the program could be suspended for 15 days before the due date of each next quarterly or annual report filing and could resume 15 days after the filing.  The repurchase program expired on March 28, 2017.  Any shares acquired under this program were retired.

Annual Report on Form 10-K	Page 11	First Hartford Corporation

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (concluded):

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

ITEM 6.          SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

Annual Report on Form 10-K	Page 12	First Hartford Corporation

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

RESULTS OF OPERATIONS

Rental Income

Rental income for the years ended April 30, by type of tenant, follows:

	2018	2017
Residential	$12,227,584	$12,171,608
Commercial	19,191,847	19,813,217
	$31,419,431	$31,984,825

The slight increase in residential rental income was primarily caused by rent increases at the Somerville, MA property (i.e., Clarendon), partially offset by lower revenue at the Rockland, MA property due to vacancies from converted apartments needed for the renovation project.

The decrease in commercial rental income was primarily caused by lower rent at the Cranston, RI property due to a loss of a tenant, lower common area maintenance (CAM) billings to tenants resulting from lower associated expenses, and prior year rents on some of the Company’s development properties that have since been sold (e.g., Olathe, KS; Conroe, TX; Stanhope, NJ), partially offset by additional rents from a new tenant at the Company’s Lubbock, TX property.

Service Income

Service income for the years ended April 30 is made up of the following:

	2018	2017
Preferred Developer Fees	$3,935,000	$4,839,500
Management and Other Fees	1,257,144	614,419
	$5,192,144	$5,453,919

Preferred developer fees are from CVS and Cumberland Farms.  The decrease in preferred developer fees reflected lower fees received from CVS and, to a lesser extent, Cumberland Farms.  The decrease in CVS fees, which continues a trend over the past several years, was the result of a recent acquisition that has impacted in the slowing of their pipeline for new stores.  The decrease in Cumberland Farms was the result of timing of closings based on the construction schedule.

The increase in management and other fees are primarily from the first installment ($350,000) of a developer fee earned as part of the Bronx, NY subsidized housing project and higher fees received from the Company’s unconsolidated Claymont, DE property.

Annual Report on Form 10-K	Page 13	First Hartford Corporation

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued):

Sales (and Cost of Sales) of Real Estate

When profitable opportunities arise, the Company will buy and sell certain properties.  The Company had several purchases and sales of real estate in fiscal years 2018 and 2017.  While the Company expects to continue to discover more opportunities going forward, there are no guarantees that they will be discovered or, if discovered, be of the magnitude and profitability of recent real estate sales.

FY 2018

St. Louis, MO – Sale of Property: On May 30, 2017, the Company sold its single-tenant property in St. Louis, MO for $6,800,000 (cost of $6,582,820).  A loan with a balance of $5,120,000 and a credit line of $1,000,000 were paid off with the proceeds.

New Orleans, LA – Sale of Property: On June 7, 2017, the Company sold a parcel of its property in New Orleans, LA for $11,350,000 (cost of $9,042,647).  A loan with a balance of $7,436,745 was paid off with the proceeds.  The Company continues to hold the parcel of the property that includes the shopping center.

Austin, TX – Sale of Property: On June 15, 2017, the Company sold its single-tenant property in Austin, TX for $3,210,000 (cost of $3,009,317).  A loan with a balance of $1,102,899 was paid off with the proceeds.

East Providence, RI – Sale of Property: On September 7, 2017, the Company sold its property held for sale in East Providence, RI for $830,000 (cost of $664,312).

Wethersfield, CT – Sale of Condominium: On November 14, 2017, the Company sold a condominium in Wethersfield, CT for $225,000 (cost of $271,802).  The net proceeds were used to pay off a mortgage loan on this property.  The Company owned another two condominiums on this site after this sale. The loss on the sale of this property resulted in the Company recording an impairment loss on the remaining properties.

Spring, TX – Partial Sale of Property: On January 30, 2018, the Company purchased three adjacent parcels of land in Spring, TX for $1,161,240 including closing costs.  Simultaneously, one of these parcels was sold to another party for $1,404,504 (cost of $1,008,623, including additional development costs of $549,011).  The purchase was financed by working capital and the proceeds from the sale.  The Company netted $27,807 of cash for these two transactions, which was received on February 2, 2018.  The remaining two parcels will be marketed to retail establishments.

Wethersfield, CT – Sale of Condominium: On February 28, 2018, the Company sold a condominium in Wethersfield, CT for $255,000 (cost of $269,807).  The Company owns one more condominium on this site after this sale.

Humble, TX – Sale of Land: On March 29, 2018, the Company sold its land in Humble, TX for $650,000 (cost of $576,665).

Brentwood, NY – Sale of Property: On April 17, 2018, the Company sold a property in Brentwood, NY for $15,700,000 (cost of $11,070,213).  A mortgage loan with a balance of $10,590,508 was paid off with the proceeds.

In fiscal year 2018, there were also adjustments of costs incurred related to property sales that occurred in prior fiscal years.  The net amount of these adjustments resulted in a $41,792 reduction of costs.

Annual Report on Form 10-K	Page 14	First Hartford Corporation

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued):

Sales (and Cost of Sales) of Real Estate (concluded):

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

On August 16, 2016, the Company sold a condominium in Wethersfield, CT for $285,000 (cost of $277,191).  The net proceeds were used to reduce a mortgage loan on this property.  The Company owned three other condominiums at this site after this sale.

On September 20, 2016, the Company sold a parcel of land in Austin, TX for $6,100,000 (cost of $4,185,023) that was previously ground leased.  The Company continued to own land attached to the sold parcel and oversaw construction of a single-tenant retail building of approximately 6,900 square feet on this property.  The remainder of this property was sold on June 15, 2017.

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

Other Revenues (and Expenses)

The increase in other revenues and expenses was primarily due to the Company’s new restaurant it built and owns at its Edinburg, TX property.  This store was opened on July 14, 2017.

Operating Costs and Expenses

Rental Expenses

Rental expense for the years ended April 30, by type of tenant, follows:

Residential	2018	2017
Depreciation and Amortization	$2,308,089	$2,274,234
Other Rental Expenses	8,535,235	8,128,427
	$10,843,324	$10,402,661
Commercial
Depreciation and Amortization	$3,411,084	$3,393,939
Other Rental Expenses	6,699,870	6,293,904
	$10,110,954	$9,687,843

Total	$20,954,278	$20,090,504

Annual Report on Form 10-K	Page 15	First Hartford Corporation

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued):

Rental Expenses (concluded):

The increase in residential rental expenses were mainly from higher legal fees incurred at the Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP).  See Part I, Item 3, Legal Proceedings, on page 9 for more information.

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

Service Expenses

Service expenses for the years ended April 30 is made up of the following:

	2018	2017
Preferred Developer Expenses	$4,011,464	$5,011,262
Construction and Other Costs	1,329,606	87,637
	$5,341,070	$5,098,899

The decrease in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the lower revenue, primarily at CVS.

The increase in construction expenses relates to unbudgeted costs (i.e., overruns) incurred at the renovation project at the Company’s Rockland, MA property resulting from a temporary cease and desist order from the Massachusetts Department of Environmental Protection (MassDEP).  See Part I, Item 3, Legal Proceedings, on page 9 for more information.

Selling, General and Administrative Expenses (“SG&A”)

The increase in SG&A expenses relates primarily to non-capitalizable legal and professional expenses related to its completed affordable housing deal in the Bronx, NY and costs incurred related to the Rockland, MA matter discussed above, including providing hotels and meals to displaced tenants and legal and professional fees (see Part I, Item 3, Legal Proceedings, on page 9 for more information).  These items were partially offset by higher write-offs of costs related to abandoned projects in the prior year.

Non-Operating Income (Expense):

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

The equity in earnings (losses) of unconsolidated subsidiaries is broken down as follows:

	2018	2017
Income from Operations	$321,267	$325,452
Distributions	360,000	360,000
Equity in Earnings of Unconsolidated Subsidiary	$681,267	$685,452

Annual Report on Form 10-K	Page 16	First Hartford Corporation

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued):

Non-Operating Income (Expense) (continued):

Equity in Earnings (Losses) of Unconsolidated Subsidiaries (concluded):

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

Other Income

Other income is broken down as follows:

	2018	2017
Investment Income (Losses)	$(51,081)	$137,186
Proceeds from Lawsuit	200,000	-0-
Total	$148,919	$137,186

The decrease in investment income reflected realized losses on sales of securities in the current year first and fourth quarters.

During the year ended April 30, 2018, the Company received $200,000 from a settlement of a lawsuit filed against another party for breach (relating to an alleged wrongful termination) of a contract to purchase a commercial shopping center owned by the Company and located in New Orleans, LA. As a result, the sale did not go through and the Company retains ownership of the shopping center.

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

The aggregate fair value of the Company’s interest rate swap agreements as of April 30, 2018 and 2017 were liabilities of $659,780 and $2,023,793, respectively.

On January 1, 2018, the Company entered into three interest rate swap agreements to fix the interest rate on its outstanding debt on its Brentwood, NY property at 4.42%.  Upon the sale of the Brentwood property on April 17, 2018, the Company realized a $167,000 gain on settlement of these swap agreements.

Loss on Defeasance

In fiscal year 2017, the Company paid a defeasance premium of $437,776 when refinancing its mortgage loan on its shopping center in Lubbock, TX.

Annual Report on Form 10-K	Page 17	First Hartford Corporation

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued):

Non-Operating Income (Expense) (concluded):

Loss on Impairment

In fiscal year 2018, the Company recorded an impairment loss of $40,000 on its two remaining condominiums it owns in Wethersfield, CT.  The amount of the impairment loss represented the excess of the cost over the estimated sales proceeds from the condominiums.

Interest Expense

Interest expense for the years ended April 30, by type of tenant, follows:

	2018	2017
Residential	$2,953,063	$2,892,724
Commercial	7,863,036	7,501,274
	$10,816,099	$10,393,998

The increase in residential interest expense was the result of the prior year first quarter refinancing at Rockland (note the loans paid off as part of this refinancing did not accrue interest) and the end of monthly interest subsidy payments upon a loan payoff in March 2018.

The increase in commercial interest expense was the result of prepayment and other debt-related fees incurred upon the sale of the Brentwood, NY property and interest on loans related to the Company’s new restaurant it built and owns at its Edinburg, TX property.

Income Tax Expense (Benefit)

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act makes significant changes to the Internal Revenue Code, including but not limited to, decreasing the statutory corporate tax rate from 35% to 21% effective January 1, 2018 and repealing AMT tax treatment. The Company calculated its best estimate of the impact of the Tax Act in its income tax provision and re-measured its deferred tax assets and liabilities at the enacted corporate tax rate of 21% as of the enacted date, in accordance with its understanding of the Tax Act and available guidance. During the third quarter of fiscal 2018, the Company recorded charges of approximately $200,000 within its income tax provision in connection with the Tax Act, which related to the revaluation of the Company’s deferred tax assets and liabilities.

On October 26, 2017, the Company was informed that its fiscal year 2016 Federal tax return was selected for examination.  This examination is currently in process.

See Note 7 to the Company’s financial statements for information about the effective income tax rate.

Annual Report on Form 10-K	Page 18	First Hartford Corporation

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued):

Income Tax Expense (Benefit) (concluded):

As of April 30, 2018, the Company had a net deferred tax liability in the amount of $210,215. The Federal net operating loss carryforwards that were previously available to offset future Federal taxable income have been fully utilized.  The Company has recorded a net deferred liability of $250,845 for untaxed rental income and $315,692 for basis differences in the Company’s partnerships.   Offsetting these, the Company has recorded a net deferred asset in the amount of $158,589, which represents a basis difference in real estate assets owned by the Company. It also has an Alternative Minimum Tax (AMT) credit of $197,733.  Lastly, no valuation allowance has been recorded based on anticipated future profitability being able to fully utilize the AMT credit carryforwards and future depreciation benefits.

CAPITAL RESOURCES AND LIQUIDITY

At April 30, 2018, the Company had $7,206,445 of unrestricted cash and cash equivalents.  This includes $4,679,218 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, of $375,501, tenant security deposits held by VIEs of $386,505, and cash held in a lender-controlled lockbox account for our Edinburg, TX property of $230,917 are included in restricted cash and cash equivalents.

At April 30, 2018, the Company had $619,432 of investments in marketable securities, all of which belongs to partner entities.

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.

On July 30, 2015, the Company obtained a credit line with a regional bank.   This $2,760,000 line of credit is used from time to time primarily to fund initial investments related to development opportunities.  The interest rate on these loans is 3.00% plus One Month ICE LIBOR rate up to maturity date (i.e., twelve months from issuance of proceeds) and 12.0% thereafter.  As of April 30, 2018, the Company had borrowings of $2,760,000 against this credit line.

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit is used from time to time primarily to fund initial investments related to development opportunities.  As of April 30, 2018, the Company had borrowings of $2,000,000 against this credit line.  Subsequent to April 30, 2018, on June 11, 2018, this line of credit was increased to $3,000,000 and the final payment date was set at September 30, 2020.

On April 19, 2017, the Company entered into a $2,000,000 unsecured line of credit with a regional bank.  This line of credit was increased to $4,000,000 on April 17, 2018.  Terms of the line of credit are as follows:

Term:	3 years – matures 5/1/2020
Rate:	LIBOR + 3.25%
Fee:	0.50% (One Time)
Unused Fee:	0.25% annually on the unused line
Guarantee:	Full guarantee by the Chairman of the Company (Individual)
Deposits:	Must maintain a minimum of $500,000 at bank
Other:	Each funding request to be at the sole discretion of the bank and only to acquire credit tenanted properties.
Clean Up:	Borrower to be out of debt once each year for at least 30 days.

As of April 30, 2018, the Company had borrowings of $-0- against this credit line.

Annual Report on Form 10-K	Page 19	First Hartford Corporation

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

Financial statements begin at page 35.  See the index to Financial Statements in Item 15.

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

Annual Report on Form 10-K	Page 20	First Hartford Corporation

ITEM 9A.       CONTROLS AND PROCEDURES (concluded):

Management’s Annual Report on Internal Control over Financial Reporting (continued):

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of April 30, 2018, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

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

Changes in Internal Control over Financial Reporting

During the years ended April 30, 2018 and 2017, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

Annual Report on Form 10-K	Page 21	First Hartford Corporation

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)            Identification of Directors:

The directors of First Hartford Corporation, their ages and the periods during which each has served as such are as follows:

Name	Age	Period of Service
Neil H. Ellis	90	1966 – Present
John Toic	46	2015 – Present
Jeffrey Carlson	63	2015 – Present
William Connolly	69	2015 – Present
Jonathan Bellock	32	2017 – Present

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

(b)           Identification of Executive Officers:

The names and ages of all executive officers of First Hartford Corporation, their positions and the periods during which each has served as such are as follows:

Name	Age	Position	Period of Service

John Toic	46	President	2015 – Present
Neil H. Ellis	90	Chairman of the Board	1966 – Present
Jeffrey Carlson	63	Secretary	2015 – Present
Eric J. Harrington	48	Treasurer	2015 – Present
Jonathan Bellock	32	Vice President	2017 – Present

There are no arrangements or understandings between any of the foregoing and any other person pursuant to which such person was or is to be selected director or officer.

(c)            Identification of Certain Significant Employees:

Name	Age	Position	Period of Service
N/A

(d)            Family Relationships:

Mr. Bellock is the grandson of Mr. Ellis, the Chairman of the Company.  There are no other family relationships among any directors or executive officers.

Annual Report on Form 10-K	Page 22	First Hartford Corporation

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Mr. Toic was elected President of the Company in 2015.  Previously, he served as Vice President of Municipal Affairs and CVS Development at the Company since 2003.  He was elected as a director in 2015.

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

Mr. Bellock was appointed a director of the Company on November 20, 2017 to fill the vacancy created upon long-time director David Harding’s retirement.  Mr. Bellock also became vice president to the Company on November 20, 2017, also replacing Mr. Harding.  Mr. Bellock received his Bachelor of Arts at Union College and has been with the company since 2009.  In 2011, he opened and began operating a new regional office in Houston, TX.  Since 2011, he has worked in Houston, TX on project acquisition and development in both the fee-for-service and shopping center development programs.

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

Annual Report on Form 10-K	Page 23	First Hartford Corporation

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (concluded)

(g)          Promoter and Control Persons:

Not applicable.

(h)          Audit Committee Financial Expert:

The Company does not have an audit committee and does not have a committee charter because it does not have any independent members on its Board of Directors.  Instead, its entire Board of Directors attempts to fulfill the functions of an audit committee. From time to time, the Board of Directors will seek guidance from outside independent consultants. Mr. Ellis, Mr. Toic, Mr. Carlson, and Mr. Bellock are members of the Company’s management and Mr. Connolly is an employee of the Company. In addition, Mr. Ellis holds a majority ownership in the Company, see Item 12 herein, and he has various business relationships with the Company described under “Certain Relationships and Related Transactions”, in Item 13.  Thus, none of the members of the Board of Directors meet the criteria for independence established by the New York Stock Exchange or other self-regulating stock exchanges.  The Company does not otherwise meet the eligibility requirements for listing on the NYSE or with such other self-regulating stock exchanges.

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

Based solely upon a review of such forms 3, 4, and 5 actually furnished to the Company, and written representations of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2018, all directors and executive officers of the Company have not had to file any reports under Section 16(a) of the Exchange Act.

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

Annual Report on Form 10-K	Page 24	First Hartford Corporation

ITEM 11.           EXECUTIVE COMPENSATION

(a)      Summary Compensation Table:

Name& Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compensation	Total
Neil H. Ellis, Chairman	2018	$399,192	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$399,192
	2017	$399,989	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$399,989
John Toic, President	2018	$400,000	$75,000	$-0-	$-0-	$-0-	$-0-	$11,954(1)	$486,954
	2017	$400,000	$75,000	$-0-	$-0-	$-0-	$-0-	$8,477(1)	$483,477
Jeffrey Carlson, General Counsel & Secretary	2018	$195,193	$50,000	$-0-	$-0-	$-0-	$-0-	$8,890(1)	$254,083
	2017	$175,000	$25,000	$-0-	$-0-	$-0-	$-0-	$7,710(1)	$207,710
Jonathan R. Bellock, Vice President	2018	$113,077	$50,000	$-0-	$-0-	$-0-	$-0-	$6,571(1)	$169,648
	2017	$100,558	$60,000	$-0-	$-0-	$-0-	$-0-	$6,475(1)	$167,033
Eric Harrington, Treasurer	2018	$140,000	$25,000	$-0-	$-0-	$-0-	$-0-	$5,574(1)	$170,574
	2017	$140,000	$-0-	$-0-	$-0-	$-0-	$-0-	$5,616(1)	$145,616
William Connolly, Managing Director of Connolly and Partners, LLC	2018	$150,000	$53,378	$-0-	$-0-	$-0-	$-0-	$6,181(1)	$209,559
	2017	$149,993	$55,460	$-0-	$-0-	$-0-	$-0-	$6,358(1)	$211,811
David B. Harding, retired as Vice President (2)	2018	$55,349	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$55,349
	2017	$113,738	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$113,738

Footnote 1:  The compensation referenced is compensation received by each respective person under the Company’s 401(k) deferred compensation plan and predecessor SIMPLE IRA plan.

Footnote 2:  Mr. Harding was serving until the date of his retirement, November 20, 2017.  Compensation totaling $20,733 was paid to him from November 21, 2017 through February 23, 2018 as a post-employment Board-approved severance benefit for Mr. Harding’s loyalty and long-term service to the Company

Directors Compensation:

Directors have not received any compensation for serving on the Board since each of the directors is either an officer or employee of the Company and, therefore, not independent, and are each compensated as employees for their officer and employee positions.

(b)        Stock Options:

The Company does not have a stock option plan.

Annual Report on Form 10-K	Page 25	First Hartford Corporation

ITEM 11.              EXECUTIVE COMPENSATION (continued)

(c)           No Compensation Committee:

The Company does not have a compensation committee and does not have a committee charter because it does not have independent members on its Board of Directors.  Instead its entire Board of Directors attempts to fulfill the functions of a compensation committee.  From time to time, the Board of Directors may seek guidance from outside independent consultants.  Mr. Ellis, Mr. Toic, Mr. Carlson, and Mr. Bellock are members of the Company’s management and Mr. Connolly is an employee of the Company.  In addition, Mr. Ellis, the majority owner of the Company, has various business relationships with the Company described under “Certain Relationships and Related Transactions”, in Item 13.

(d)          Benefits and Perquisites:

Medical Insurance:

All employees, including executive officers, working over 30 hours a week are entitled to Company-paid medical insurance of which the employee pays, family $109 a week, employee and spouse $97 a week, and employee alone $44 a week.

Mr. Ellis has opted out of the Company plan and is covered by Medicare.  Mr. Toic and Mr. Harrington also do not participate in the Company plan.

Disability Insurance:

Short-Term (up to 180 days): Non-management employees receive the first week week’s pay at 100% of their salary or rate of pay when out on short term disability. The following weeks (based on years of service - one week per year of service) are paid at 70% of salary or rate of pay.   Any additional weeks are paid at 60% of salary or rate of pay.  The maximum benefit will not exceed $6,000 a month and ends at the 180th day of disability, at which time the long-term disability insurance takes effect.

Management employees, as defined by the Company and including executive officers, receive 100% of their pay for the first 180 days of disability and, thereafter, the long-term disability insurance takes effect.

Long-Term (over 180 days): After 180 days of disability, employees receive 60% of their regular straight-time salary for absences due to long-term illness or injury until they reach eligibility for Social Security or death.   Management employees, as defined by the Company and including executive officers, will have the difference between the long-term disability benefits and normal full salary paid for by the Company as determined by the Board of Directors.

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

Annual Report on Form 10-K	Page 26	First Hartford Corporation

ITEM 11.             EXECUTIVE COMPENSATION (concluded)

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

(f)           Deferred Compensation Plan:

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six employees an annual payment of $21,667 each for three years.  Included in these six employees are Mr. Harding, Mr. Toic, and Mr. Carlson.  All of the six employees satisfied the vesting requirement and received all three annual payments as of April 30, 2018.  The total expense recorded for this bonus was $390,000, of which $195,000 related to the three named executives.

On March 6, 2014, the Company adopted a Deferred Bonus Plan for Mr. Harding agreeing to pay him 7% of the amount of any remaining Operating Reserve held at Clarendon, as defined, payable to the Company upon approved distribution of the Operating Reserve upon termination of the Partnership Agreement.  There has been no expense recognized as of April 30, 2018 as the event needed to trigger this payment has not yet occurred.

(g)          Bonuses:

In fiscal years 2018 and 2017, Mr. Toic received bonuses totaling $75,000 and $75,000, respectively, for his work on the sale of several properties.

In fiscal years 2018 and 2017, Mr. Carlson received bonuses totaling $50,000 and $25,000, respectively, for his work on the sale of several properties.

In fiscal year 2018, Mr. Harrington received a performance bonus of $25,000.

Mr. Connolly receives commissions equal to 8% of gross management fees paid by the three residential properties.  In fiscal years 2018 and 2017, he received $53,378 and $55,460, respectively.

Mr. Bellock receives a $5,000 bonus on certain CVS fee for service closings in TX, as well as bonuses for his work on the sale of certain properties.  In fiscal years 2018 and 2017, he received bonuses totaling $50,000 and $60,000, respectively.

Annual Report on Form 10-K	Page 27	First Hartford Corporation

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

Title of Class	Name & Address of Beneficial Owner of Identity of Group	Amount and Nature of Beneficial Ownerships	Percent Of Class

	Officers and Directors

Common Stock	Neil H. Ellis	1,365,326 (1)	59.0%
	43 Butternut Road
	Manchester, CT 06040

Common Stock	All Directors and Officers	1,389,189 (2)	60.0%
	as a Group (6 persons of which only 1 holds 5% or greater)

	Other 5% Beneficial Owners

Common Stock	John Filippelli	280,458 (3)	12.1%
	23 Lakeview Drive
	Pawling, NY 12564

Common Stock	Joel Lehrer	200,000	8.6%
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

(2)       Includes Mr. Ellis’s shares plus 23,763 shares held by Mr. Bellock and 100 shares held by Mr. Connolly.  Mr. Toic, Mr. Carlson, and Mr. Harrington have never held any shares.

(3)       Included in Mr. Filippelli’s shares are 54,652 shares owned by Mr. Filippelli’s wife.

(c)            Changes in Control:

 The Company is aware of no arrangements, which may result at a subsequent date in change in control of the Company.

(d)            Equity Compensation Plan Information:

 None.

Annual Report on Form 10-K	Page 28	First Hartford Corporation

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

For the years ended April 30, 2018 and 2017, Parkade Center Inc. and First Hartford Realty Corporation earned the following:

	2018	2017
Management Fee (at 4%)	$79,566	$70,554

For the years ended April 30, 2018 and 2017, Parkade Center Inc. received distributions of $7,411 and $17,802, respectively. For the years ended April 30, 2018 and 2017, Lubbock Parkade Inc. received distributions of $420,000 and $962,378, respectively, from Hartford Lubbock LP II.

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

Annual Report on Form 10-K	Page 29	First Hartford Corporation

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 5, 2013, the Company engaged Mahoney Sabol & Company, LLP to audit 2013 and 2012.  This agreement has been renewed for 2014-2018.

The 2018 and 2017 amounts in the table below represent expenses for Mahoney Sabol & Company, LLP.

	2018	2017
Audit Fees (1)	$131,000	$130,000
Audit Related Fees (2)	15,000	19,000
All Other Fees (3)	3,450	5,147

(1)   Fees for the audit of the Company’s annual financial statements included in its Annual Report on Form 10-K, and Form 10-Q’s filed Quarterly.

(2)   Fees for the audit of one of the Company’s subsidiaries.

(3)   In FY 2018, fees for a special project at one of its subsidiaries and fees for work performed in response to an SEC comment letter.  In FY 2017, fees for the review of CAM charges at one of the Company’s subsidiaries and fees for accounting research.

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

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

By its Board of Directors:

Neil H. Ellis

John Toic

Jeffrey Carlson

William Connolly

Jonathan Bellock

Annual Report on Form 10-K	Page 30	First Hartford Corporation

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      (1)  The following items are included in Part II, Item 8 as presented in Item 15:

Pages
Report of Independent Registered Public Accounting Firm	34

Financial Statements:

Consolidated Balance Sheets – April 30, 2018 and 2017	35-36

Consolidated Statements of Income for the Years
Ended April 30, 2018 and 2017	37

Consolidated Statements of Comprehensive Income for the Years
Ended April, 30, 2018 and 2017	38

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
for the Years Ended April 30, 2018 and 2017	39

Consolidated Statements of Cash Flows for the Years
Ended April 30, 2018 and 2017	40-41

Notes to Consolidated Financial Statements	42-60

(2)   Financial statement schedules

All financial statement schedules are omitted because they are not required.

(b)                  Exhibits

(3)   Articles of Incorporation and by-laws.

Exhibits (3) to Form-K for the Fiscal Year ended April 30, 1984, Pages 1-18 of Exhibits Binders, incorporated by reference to Securities File Number 0-8862.

(12)   Subsidiaries of the Registrant.

Name of Subsidiary	State in which Incorporated
First Hartford Realty Corporation	Delaware
Lead Tech, Inc.	Connecticut
Parkade Center, Inc.	Texas
Plainfield Parkade, Inc.	Connecticut
EH&N Construction Company	Delaware
Dover Parkade, LLC	Delaware
DE 150 Corp.	Delaware
Brewery Parkade, Inc.	Rhode Island
Cranston Parkade, LLC	Rhode Island
Tri-City Plaza, Inc.	Delaware
1150 Union Street Corp.	Massachusetts
CP Associates, LLC	Rhode Island
Trolley Barn Associates, LLC	Rhode Island
Main Street NA Parkade, LLC	Connecticut

Annual Report on Form 10-K	Page 31	First Hartford Corporation

Name of Subsidiary	State in which Incorporated

Connolly & Partners, LLC	Massachusetts
Cranston/BVT Associates Limited Partnership	Rhode Island
CP/BVT Inc.	Rhode Island
FHRC Management Corp.	Delaware
The Shoppes at Rio Grande Valley, LP	Texas
Edinburg SRGV, LLC	Delaware
Rockland Place Apartments, LLC	Massachusetts
Rockland Place Developers, LLC	Massachusetts
Rockland Place Apartments, LP	Massachusetts
EH&NU Inc.	Massachusetts
First BTS, LLC	Texas
First BTS Claiborne, LLC	Louisiana
First GL Conroe, LLC	Texas
First BTS Avondale, LLC	Louisiana
First BTS Austin, LLC	Texas
First GL Buda, LLC	Texas
First BTS Stanhope, LLC	New Jersey
First BTS N Carrollton LLC	Louisiana
First BTS Mid-City, LLC	Louisiana
First BTS Mid-City Manager, Inc.	Louisiana
First BTS Vernon, LLC	New Jersey
First BTS Conroe, LLC	Texas
First BTS MLK & 183, LLC	Texas
First BTS Parmer, LLC	Texas
First BTS West Lake, LLC	Texas
First BTS Brentwood, LLC	New York
First Sappington WAG, LLC	Missouri
First BTS Little Ferry, LLC	New Jersey
First BTS Houma, LLC	Louisiana
First BTS Katy, LLC	Texas
First BTS Cane Island, LLC	Texas
First GL Cedar Park, LLC	Texas
Montgomery SH 105 Associates, LLC	Texas
1813 W. Parmer Associates, LLC	Texas
FHRC Plumbing, Inc.	Massachusetts
Ware Seguin 1518, LLC	Texas
Prosperity EB5 Holdings, LLC	Texas
Pharmacy EB5 Holdings, LLC	Connecticut
999 Realty, LLC	Delaware
The Robert Company, LLC	Texas
SATIS Corporation	Connecticut
First Hartford Rio Grande Valley, Inc.	Texas
Del Valle Parkade, LLC	Texas
EPFH, LLC	Texas
Clarendon Hill Somerville Limited Partnership	Massachusetts
Clarendon Developer, LLC	Massachusetts
Clarendon Hill Somerville, LLC	Massachusetts
LTI Environmental Services, Inc.	Massachusetts
Steeple City Cinemas, Inc.	Massachusetts
Steeple City Liquors, Inc.	Massachusetts
Hartford Lubbock Limited Partnership II	Texas
Connolly Claymont, LLC	Delaware
B’nai B’rith Claymont LP	Delaware

Annual Report on Form 10-K	Page 32	First Hartford Corporation

Name of Subsidiary	State in which Incorporated
Connolly Bronx, LLC	New York
Project Hope Bronx, LLC	New York

(31.1) Exhibit 31.1     CEO Certification

(31.2) Exhibit 31.2     CFO Certification

(32.1) Exhibit 32.1     CEO and CFO Certification as to 18 U.S.C. 1350

(c)         Other Financial Statements

None.

Annual Report on Form 10-K	Page 33	First Hartford Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Hartford Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hartford Corporation and Subsidiaries (the “Company”) as of April 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut

July 30, 2018

We have served as the Company’s auditor since 2014.

Annual Report on Form 10-K	Page 34	First Hartford Corporation

  FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2018 AND 2017

ASSETS

	2018	2017
Real estate and equipment:
Developed properties and property under construction (including $79,969,791 in 2018 and $77,898,958 in 2017 for VIEs)	$251,892,715	$236,865,867
Equipment and tenant improvements (including $2,551,778 in 2018 and $2,424,964 in 2017 for VIEs)	4,274,824	3,689,442
	256,167,539	240,555,309
Less accumulated depreciation and amortization (including $18,042,184 in 2018 and $15,918,495 in 2017 for VIEs)	(52,650,839)	(47,449,316)
	203,516,700	193,105,993

Property held for sale	7,465,163	11,389,591

Cash and cash equivalents (including $2,689,207 in 2018 and $2,063,103 in 2017 for VIEs)	7,206,445	6,250,757

Cash and cash equivalents – restricted (including $386,505 in 2018 and $396,361 in 2017 for VIEs)	992,923	526,012

Marketable securities (including $619,432 in 2018 and $1,538,839 in 2017 for VIEs)	619,432	1,538,839

Accounts and notes receivable, less allowance for doubtful accounts of $56,930 in 2018 and $135,002 in 2017 (including $49,668 in 2018 and $66,543 in 2017 for VIEs)	3,041,624	3,505,541

Other receivables	4,494,150	4,064,876

Deposits and escrow accounts (including $7,356,807 in 2018 and $8,866,586 in 2017 for VIEs)	15,284,884	15,930,999

Prepaid expenses (including $361,206 in 2018 and $327,481 in 2017 for VIEs)	1,726,281	1,644,320

Deferred expenses, net (including $150,412 in 2018 and $167,273 in 2017 for VIEs)	3,064,329	5,712,547

Investment in affiliates	429,847	100

Due from related parties and affiliates	199,101	152,776

Deferred tax asset	-0-	671,147

Total assets	$248,040,879	$244,493,498

See accompanying notes.

Annual Report on Form 10-K	Page 35	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2018 AND 2017

(continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2018	2017
Liabilities:
Mortgages and other notes payable:
Construction loans payable	$32,168,786	$26,929,537
Mortgages payable (including $63,617,980 in 2018 and $64,598,997 in 2017 for VIEs)	191,597,383	195,763,409
Notes payable (including $1,704,697 in 2018 and $1,704,697 in 2017 for VIEs)	1,704,697	1,704,697
Lines of credit	4,760,000	6,400,000
Less: Deferred debt issuance costs (including $1,515,252 in 2018 and $1,575,494 in 2017 for VIEs)	(2,975,038)	(3,067,098)
	227,255,828	227,730,545

Accounts payable (including $1,017,870 in 2018 and $569,600 in 2017 for VIEs)	3,295,223	2,915,400
Other payables	6,556,675	4,966,246
Accrued liabilities (including $3,557,776 in 2018 and $3,382,307 in 2017 for VIEs)	7,456,930	5,699,875
Derivative liability	659,780	2,023,793
Deferred income (including $221,296 in 2018 and $227,936 in 2017 for VIEs)	885,635	622,461
Other liabilities	1,007,642	1,328,909
Due to related parties and affiliates (including $464,608 in 2018 and $446,990 in 2017 for VIEs)	616,516	598,843
Deferred tax liability	210,215	0
Total liabilities	247,944,444	245,886,072

Commitments and Contingencies

Shareholders’ Equity (Deficiency):
First Hartford Corporation
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares: issued 3,211,843 in 2018 and 3,236,843 in 2017, outstanding 2,315,799 and 2,340,799 in 2018 and 2017, respectively	3,211,843	3,236,843

Capital in excess of par	5,043,779	5,093,779
Accumulated deficit	(4,037,658)	(5,612,263)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 shares in 2018 and 2017	(4,989,384)	(4,989,384)
Total First Hartford Corporation	(771,420)	(2,271,025)

Noncontrolling interests	867,855	878,451
Total shareholders’ equity (deficiency)	96,435	(1,392,574)

Total liabilities and shareholders’ equity (deficiency)	$248,040,879	$244,493,498

See accompanying notes.

Annual Report on Form 10-K	Page 36	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	2018	2017
Revenues:
Rental income	$31,419,431	$31,984,825
Service income	5,192,144	5,453,919
Sales of real estate	40,424,504	34,373,493
Other revenues	5,982,883	3,858,059
	83,018,962	75,670,296

Operating costs and expenses:
Rental expenses (includes depreciation and amortization of $5,719,173 and $5,668,173 in 2018 and 2017, respectively)	20,954,278	20,090,504
Service expenses	5,341,070	5,098,899
Cost of real estate sales	32,454,414	27,723,800
Other expenses	6,777,589	3,981,173
Selling, general and administrative expenses	5,867,999	5,096,886
	71,395,350	61,991,262

Income from operations	11,623,612	13,679,034

Non-operating income (expense):
Equity in earnings of unconsolidated subsidiaries	681,267	685,452
Other income	148,919	137,186
Gain (loss) on derivatives	1,531,013	2,669,416
Loss on defeasance	-0-	(437,776)
Loss on impairment	(40,000)	-0-
Interest expense	(10,816,099)	(10,393,998)
	(8,494,900)	(7,339,720)

Income before income taxes	3,128,712	6,339,314

Income tax expense	1,213,479	1,859,941

Consolidated net income	1,915,233	4,479,373

Net (income) loss attributable to noncontrolling interests	(340,628)	(1,491,141)

Net income attributable to First Hartford Corporation	$1,574,605	$2,988,232

Net income per share – basic	$0.68	$1.26

Net income per share – diluted	$0.68	$1.26

Shares used in basic per share computation	2,320,799	2,375,617
Shares used in diluted per share computation	2,320,799	2,375,617

See accompanying notes.

Annual Report on Form 10-K	Page 37	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	2018	2017

Consolidated net income	$1,915,233	$4,479,373

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	150,153	112,813

Total comprehensive income	2,065,386	4,592,186

Amounts attributable to noncontrolling interests:
Net (income) loss	(340,628)	(1,491,141)
Unrealized (gains) losses on marketable securities	(150,153)	(112,813)

	(490,781)	(1,603,954)

Comprehensive income attributable to First Hartford Corporation	$1,574,605	$2,988,232

See accompanying notes.

Annual Report on Form 10-K	Page 38	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total First Hartford Corporation	Noncontrolling Interests	Total

Balance, April 30, 2016	$3,298,609	$5,198,928	$(8,600,495)	$-0-	$(4,984,416)	$(5,087,374)	$535,865	$(4,551,509)

Distributions	-0-	-0-	-0-	-0-	-0-	-0-	(1,261,368)	(1,261,368)

Purchase of common stock	(61,766)	(105,149)	-0-	-0-	(4,968)	(171,883)	-0-	(171,883)

Net income	-0-	-0-	2,988,232	-0-	-0-	2,988,232	1,491,141	4,479,373

Unrealized gain on marketable securities	-0-	-0-	-0-	-0-	-0-	-0-	112,813	112,813

Balance, April 30, 2017	3,236,843	5,093,779	(5,612,263)	-0-	(4,989,384)	(2,271,025)	878,451	(1,392,574)

Distributions	-0-	-0-	-0-	-0-	-0-	-0-	(501,377)	(501,377)

Purchase of common stock	(25,000)	(50,000)	-0-	-0-	-0-	(75,000)	-0-	(75,000)

Net income	-0-	-0-	1,574,605	-0-	-0-	1,574,605	340,628	1,915,233

Unrealized gain on marketable securities	-0-	-0-	-0-	-0-	-0-	-0-	150,153	150,153

Balance, April 30, 2018	$3,211,843	$5,043,779	$(4,037,658)	$ -0-	$(4,989,384)	$(771,420)	$867,855	$96,435

See accompanying notes.

Annual Report on Form 10-K	Page 39	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	2018	2017
Operating activities:

Consolidated net income	$1,915,233	$4,479,373
Adjustments to reconcile consolidated net income
to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries, net of
distributions of $360,000 in 2018 and $360,000 in 2017	(321,267)	(325,452)
Gain on sale of real estate	(7,970,090)	(6,649,693)
Loss on impairment	40,000	-0-
Depreciation of real estate and equipment	5,486,495	5,453,963
Amortization of deferred expenses	566,069	868,263
Deferred income taxes	881,362	1,459,629
Unrealized (gain) loss on derivatives	(1,364,013)	(2,669,416)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	34,643	2,345,260
Deposits and escrows	767,035	4,519,094
Prepaid expenses	(81,961)	(205,561)
Deferred expenses	2,174,209	(4,858,195)
Cash and cash equivalents – restricted	(466,911)	1,544,951
Accrued liabilities	1,757,055	(425,055)
Deferred income	263,174	(55,233)
Accounts and other payables	1,970,252	(4,663,071)
Net cash provided by (used in) operating activities	5,651,285	818,857

Investing activities:
Investments in marketable securities	(232,114)	(466,827)
Proceeds from sale of marketable securities	1,301,674	642,596
Purchases of equipment and tenant improvements	(976,168)	(169,283)
Investments in affiliated companies	(429,747)	-0-
Proceeds from sales of real estate	40,424,504	34,373,493
Additions to developed properties and property under construction	(43,491,020)	(32,238,452)
Net cash provided by (used in) investing activities	(3,402,871)	2,141,527

See accompanying notes.

Annual Report on Form 10-K	Page 40	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017
(continued)

	2018	2017
Financing activities:

Purchase of common stock	$(75,000)	$(171,883)
Distributions to noncontrolling interests	(501,377)	(1,261,368)
Proceeds from:
Construction loans	23,242,195	12,282,080
Mortgages	7,526,407	11,929,657
Notes	-0-	-0-
Credit lines	5,360,000	5,775,000
Principal payments on:
Construction loans	(12,435,273)	(15,051,475)
Mortgages	(17,381,026)	(14,130,953)
Notes	-0-	(40,000)
Credit lines	(7,000,000)	(2,027,091)
Advances to related parties and affiliates, net	(28,652)	3,900
Net cash provided by (used in) financing activities	(1,292,726)	(2,692,133)

Net change in cash and cash equivalents	955,688	268,251
Cash and cash equivalents, beginning of year	6,250,757	5,982,506
Cash and cash equivalents, end of year	$7,206,445	$6,250,757
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$10,602,132	$10,189,862
Cash paid during the year for income taxes	$259,166	$434,890
Debt refinancing in 1st quarter:
New mortgage loan	$8,565,000	$14,300,000
Debt reduced	(5,567,673)	(5,359,713)
Escrow funded	(120,920)	(8,019,977)
Net cash from refinancing in 1st quarter	$2,876,407	$920,310

Debt refinancing in 2nd quarter:
New mortgage loan	$-0-	$32,500,000
Debt reduced	(0)	(31,030,767)
Escrow funded	(0)	(1,100,000)
Net cash from refinancing in 2nd quarter	$-0-	$369,233

Debt refinancing in 3rd quarter:
New mortgage loan	$-0-	$21,186,745
Debt reduced	(0)	(18,139,103)
Escrow funded	(0)	(1,392,528)
Net cash from refinancing in 3rd quarter	$-0-	$1,655,114
Debt refinancing in 4th quarter:
New mortgage loan	$-0-	$-0-
Debt reduced	(-0-)	(-0-)
Net cash from refinancing in 4th quarter	$-0-	$-0-

See accompanying notes.

Annual Report on Form 10-K	Page 41	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

1.      Summary of Significant Accounting Policies (continued):

Revenue Recognition (concluded):

Service Income – The Company is party to preferred developer agreements with CVS and Cumberland Farms.  Under these agreements, the Company’s fee for such services provided is recognized as earned when services, as outlined in the development agreements, are provided. Fees earned related to the development of pharmacy stores for CVS during the years ended April 30, 2018 and 2017 were $2,695,000 and $3,394,500, respectively.  Fees earned for Cumberland Farms during the years ended April 30, 2018 and 2017 were $1,240,000 and $1,445,000, respectively.  These fees are included in service income in the consolidated statements of income.

The Company also provides management and maintenance services to others, primarily the Company’s unconsolidated Claymont, DE property.  Fees for such services provided are recognized in service income as earned when services are provided.

Sales of Real Estate – The Company recognizes sales of real estate as revenue upon the transfer of title and when substantially all performance requisites have been fulfilled.  For the years ended April 30, 2018 and 2017, the Company had sales of $40,424,504 and $34,373,493, respectively.  The cost of the property sold was $32,454,414 and $27,723,800 for 2018 and 2017, respectively.  None of the property sold was otherwise providing significant ongoing cash flows to the Company.

Construction Income – The Company primarily develops real estate for its own use.  However, revenues from long-term projects built for third parties are recognized on the percentage-of-completion method of accounting based on costs incurred to date in relation to total actual costs and estimated costs to complete.  Revisions in costs and profit estimates are reflected in operations during the accounting period in which the facts become known.  The Company provides for estimated losses on contracts in the year such losses become known.  There were no ongoing long-term construction projects or revenue recognized for the years ended April 30, 2018 and 2017.

Other Receivables and Payables

Pursuant to the Company’s Preferred Developer Agreement with CVS, the Company is obligated to fund allowable costs incurred in connection with the identification and development of new retail pharmacy stores for which it receives direct reimbursements from CVS.  Payables for allowable costs incurred in connection with these activities but not yet funded were $5,004,438 and $4,363,317 as of April 30, 2018 and 2017 respectively, and have been included as “other payables” in the consolidated balance sheets.  Related reimbursements due from CVS were $4,494,150 and $4,064,876 as of April 30, 2018 and 2017, respectively, and have been included in “other receivables” in the consolidated balance sheets.

Also included in “other payables” as of April 30, 2018 was $1,208,263 of cost reimbursements due to CVS upon completion of its Little Ferry, TX project.

Cash and Cash Equivalents – Restricted

Cash and cash equivalents – restricted, includes funds received from CVS in connection with the Company’s Preferred Developer Agreement.  Such amounts are to be used for the payment of costs incurred by the Company for the development and construction of CVS retail pharmacy stores. The restricted cash also includes Tenant Security Deposits held by the VIEs and cash held in a lender-controlled lockbox account for our Edinburg, TX property.

Annual Report on Form 10-K	Page 43	First Hartford Corporation

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

The Company capitalizes labor cost for direct work by offsite staff on specific projects.  In the year ended April 30, 2018, $243,853 was capitalized.  In the year ended April 30, 2017, $52,500 was capitalized.

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

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

1.      Summary of Significant Accounting Policies (continued):

Deferred Expenses (concluded):

Leasing costs incurred, primarily commissions, are capitalized for signed leases and included in deferred expenses in the accompanying consolidated balance sheets.  Such costs are amortized using the straight-line method over the terms of the related leases.  The unamortized balance of such cost was $1,064,774 and $1,226,778 as of April 30, 2018 and 2017, respectively.

Amortization expense for the next five years and thereafter is expected to be as follows:

Year Ending April 30,
2019	$224,669
2020	138,851
2021	122,576
2022	111,562
2023	95,220
Thereafter	371,896
Total	$1,064,774

Investment in Affiliated Entities

The Company has an investment in an affiliated limited liability entity Dover Parkade, LLC, (“Dover”).  The Company has a 50% interest in Dover which owns a shopping center in Dover Township, NJ.  The operating and financial policies of Dover are not controlled by the Company.  For years prior to May 1, 2009, the Company was committed to provide funding to this equity method investee.  The Company’s investment was recorded at cost and subsequently adjusted for its share of their net income and losses and distributions.  Through April 30, 2009, losses and distributions from Dover exceeded the Company’s investment and the Company’s investment balance was reduced below $0 and recorded as a liability.  Beginning May 1, 2009, distributions from Dover have been credited to income and any additional losses have not been allowed to further reduce the investment balance.  The resulting carrying value of this investment of ($1,007,642) as of April 30, 2018 and ($1,328,909) as of April 30, 2017 is included in other liabilities.  The Company recorded equity in earnings of unconsolidated subsidiaries of $681,267 and $685,452 for the years ended April 30, 2018 and 2017, respectively, which includes distributions of $360,000 in each year.

On October 4, 2011, the Company entered into a partnership with a nonprofit entity which purchased a 99 year leasehold interest in a 208 unit subsidized housing project in Claymont, Delaware.  The Company is a non-controlling .01% limited partner in the entity.  The Company’s investment is carried at cost of $100. A subsidiary of the Company is the managing agent.

In August 2017, the Company finalized an agreement to invest in an affiliated limited liability company called Ware Seguin 1518, LLC.  The Company accounts for its 50% interest in Ware Seguin 1518, LLC under the equity method of accounting.  Ware Seguin 1518, LLC owns property in Schertz, TX that it plans to develop for approximately 285 single family residential lots and approximately 15 acres of commercial or other uses.  The operating and financial policies of Ware Seguin 1518, LLC are not controlled by the Company.  The Company’s initial investment was $326,498 and the Company committed to invest an additional amount up to $500,000, of which an additional $103,149 was made as of April 30, 2018.  Additional future investments may be required if agreed by the Members.  The Company is also a guarantor of 50% of a $1,000,000 bank loan obtained by Ware Sequin 1518, LLC that was used to purchase the property. There has been no income statement activity as of April 30, 2018.

Annual Report on Form 10-K	Page 45	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

1.      Summary of Significant Accounting Policies (continued):

Investment in Affiliated Entities (concluded):

On April 19, 2018, a 75%-owned subsidiary of the Company invested in a limited liability company that purchased a 100 unit subsidized housing property in the Bronx, NY for $14,900,000.  The Company, through this investment, is a non-controlling .005% Class B member in the limited liability company.  The Company’s investment is carried at cost of $100.  The managing member has delegated the management of the property to the Company, for which it will be paid a management fee of 4% of operating revenue.  The Company, through a wholly-owned subsidiary, will be the general contractor for the renovation of this property, which is expected to cost approximately $9,350,000.  Finally, a developer fee of $3,669,000 will be paid to the 75%-owned subsidiary of the Company.  The first installment of this developer fee ($350,000) was paid upon closing; the second installment of this developer fee ($848,877) will be paid at conversion to permanent financing; and the balance of the developer fee ($2,470,123) will be paid over the next 15 years from net cash flow of the property.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

1.      Summary of Significant Accounting Policies (continued):

Fair Value Measurements (concluded):

Level 1

Marketable Securities – Common and Preferred Stocks

The Company determines the appropriate classifications of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date.  As of April 30, 2018 and 2017, investments consist of equity securities, which are classified as available for sale.  Investments in marketable securities are stated at fair value of $619,432 and $1,538,839 as of April 30, 2018 and 2017 (cost of $501,787 and $1,571,349).  Fair value for marketable securities is based on the last sale of the period obtained from recognized stock exchanges (i.e. Level 1).  Net unrealized holding gains and temporary losses on equity securities are included as a separate component of the deficiency. Net unrealized gains of $150,153 and $112,813 are included in noncontrolling interests for the years ended April 30, 2018 and 2017.  Gains or losses on securities sold are based on the specific identification method.

Level 2

Derivative Instruments

The Company, through its 50% owned consolidated subsidiaries, has entered into two separate floating-to-fixed interest rate swap agreements with banks that expire in May 2025 and July 2031.  The Company has determined that these derivative instruments do not meet the requirements of hedge accounting and have therefore recorded the change in fair value of these derivative instruments through income in the consolidated statement of operations.  The gain (loss) on derivatives incurred during the years ended April 30, 2018 and 2017 totaled $1,531,013 and $2,669,416, respectively, and the Company has recorded a liability of $659,780 and $2,023,793 in the consolidated balance sheets, which represents the fair value of the interest rate swaps as of April 30, 2018 and 2017, respectively.

The following table presents information about the Company’s respective assets and liabilities measured at fair value on a recurring basis at April 30, 2018 and 2017, including the fair value measurements and the level of inputs used in determining those fair values:

April 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
U.S. Equity Securities	$619,432	$ -0-	$ -0-	$619,432
Interest Rate Swap Agreement	$ -0-	$625,841	$ -0-	$625,841
	$619,432	$625,841	$ -0-	$1,245,273
Liabilities:
Interest Rate Swap Agreement	$ -0-	$(1,285,621)	$ -0-	$(1,285,621)

April 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
U.S. Equity Securities	$1,538,839	$ -0-	$ -0-	$1,538,839
Liabilities:
Interest Rate Swap Agreements	$ -0-	$(2,023,793)	$ -0-	$(2,023,793)

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There have been no significant transfers between levels within the hierarchy for the years ended April 30, 2018 and 2017.

Annual Report on Form 10-K	Page 47	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

1.      Summary of Significant Accounting Policies (continued):

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

As of April 30, 2018 and 2017, the Company had no significant uncertain income tax positions.  The Company recognizes interest and penalties on any uncertain income tax positions as a component of income tax expense. During the years ended April 30, 2018 and 2017, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The statute of limitations is three years unless there is fraud or substantial understatement of income. Therefore, tax returns beginning with fiscal year 2015 are open to examination by Federal, local and state authorities.

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

Earnings (loss) per share (EPS)

Basic earnings (loss) per share amounts are determined using the weighted-average outstanding common shares for the year.  Diluted earnings (loss) per share amounts include the weighted-average outstanding common shares as well as potentially dilutive common stock options and warrants using the “treasury stock” method. There were no options outstanding at April 30, 2018 or April 30, 2017.

New Accounting Pronouncements

In May 2014, the FASB issued an Accounting Standards Update (ASU) No. 2016-02, Revenues from Contracts with Customers (Topic 606), which provides a single, comprehensive revenue recognition model for all contracts with customers.  The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration of which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for fiscal years beginning after December 15, 2017.  The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

Annual Report on Form 10-K	Page 48	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

1.      Summary of Significant Accounting Policies (concluded):

New Accounting Pronouncements (concluded):

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The ASU will require disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash and cash equivalents. An entity with material restricted cash and cash equivalents will be required to disclose the nature of the restrictions. This ASU is effective for fiscal years beginning after December 15, 2017. Upon adoption of this ASU, restricted cash and cash equivalent balances will be included with cash and cash equivalent balances as of the beginning and ending of each period presented in the Company’s consolidated statements of cash flows. In addition, separate line items reconciling restricted cash and cash equivalents to the changes in cash and cash equivalents will no longer be presented within the operating, investing, and financing sections of the Company’s consolidated statements of cash flows.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

2.      Consolidated Variable Interest Entities (continued):

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

Clarendon has an agreement with the 51% owner of Clarendon Hill Somerville, LLC, Clarendon Hill Towers Tenant Association, LLC (“CHTTA”), whereby CHTTA has an option to purchase the property after the 15 year tax credit compliance period from the partnership.  The option price is the greater of:

a.       Outstanding debt and taxes, or

b.      Fair market value of the property

The assets at April 30, 2018 and 2017 of the consolidated VIEs (Rockland and Clarendon) that can be used only to settle their obligations and the liabilities for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company are shown parenthetically in the line items of the consolidated balance sheets.

A summary of the assets and liabilities of Rockland and Clarendon included in the Company’s consolidated balance sheets as follows:

	April 30,
	2018	2017

Real estate and equipment, net	$66,691,049	$66,732,664
Other assets	11,607,936	13,417,929
Total assets	78,298,985	80,150,593

Intercompany profit elimination	(2,603,570)	(2,719,143)
Consolidated	$75,695,415	$77,431,450

Mortgages and other notes payable	$63,807,424	$64,728,200
Other liabilities	4,796,289	4,179,842
Total liabilities	$68,603,713	$68,908,042

Annual Report on Form 10-K	Page 50	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

2.      Consolidated Variable Interest Entities (concluded):

Substantially all assets of Rockland and Clarendon are pledged as collateral for its debt. The recourse of the holders of the mortgages and other notes payable is limited to the assets of Rockland and Clarendon. Combined revenues for Rockland and Clarendon were $12,227,584 for the year ended April 30, 2018 and $12,171,608 for the year ended April 30, 2017. The combined net loss for Rockland and Clarendon was $1,447,093 for the year ended April 30, 2018 and $843,327 for the year ended April 30, 2017. Since the Company’s ownership interest in both entities is nominal, substantially all of such losses are allocated to the noncontrolling interests in the consolidated financial statements.

Trolley Barn’s only asset is approximately seven acres of land in Cranston, RI with a carrying value of $391,905.

3.      Construction Loans, Mortgages, Notes Payable, and Lines of Credit:

Information about the Company’s debt follows:

	2018	2017
Construction loans and mortgages payable with interest rates ranging from
zero to 7.25% at April 30, 2018 and 2017 and maturities at various dates through 2056.	$223,766,169	$222,692,946

Notes payable with interest rates ranging from zero to 4.40% at
April 30, 2018 and 2017 and maturities ranging from 2030 to 2050.	1,704,697	1,704,697

Lines of credit with interest rates ranging from 4.50% to 4.88% at April 30, 2018 and 2017 and maturities ranging from 2018 to 2020.	4,760,000	6,400,000

	230,230,866	230,797,643

Less deferred debt issuance costs	(2,975,038)	(3,067,098)

	$227,255,828	$227,730,545

For the years ended April 30, 2018 and 2017, $480,332 and $162,217 of interest related to various development and construction projects was capitalized.

Aggregate principal payments due on the above debt for each of the years succeeding April 30, 2018 are as follows:

Year Ending April 30,

2019	$38,765,866
2020	6,269,413
2021	3,453,706
2022	4,808,491
2023	3,771,121
Thereafter	173,162,269
$230,230,866

Substantially all real estate owned is pledged as collateral for construction and mortgage loans.

Annual Report on Form 10-K	Page 51	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

3.      Construction Loans, Mortgages, Notes Payable, and Lines of Credit (continued):

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

Edinburg, TX - Refinance: On September 7, 2016, the Company partially refinanced its loans on its shopping center property in Edinburg, TX.  The new loan with Goldman Sachs was for $32,500,000 and is secured by the shopping center.  Proceeds from this new loan were used to pay off $31,030,767 of pre-existing debt with Protective Life and to establish a $1,100,000 Earnout Reserve Account (ERA), with the balance used to fund escrows and pay closing costs.  The $1,100,000 ERA will be returned to the Company if, within two years, it can provide evidence that two significant named tenants have renewed their lease options for an additional five years (or the Company has entered into Approved Substitute Lease(s) for same) and the Earnout Debt Yield (EDY), as defined, is equal to or greater than 8.30%.  If the Company fails to do so, a minimum of $1,000,000 of the ERA will be used to reduce the principal balance of the loan and up to $100,000 will be used to pay the applicable yield maintenance premium. The loan has a 30 year amortization and duration of 10 years (i.e., maturity date of September 6, 2026) with an interest rate of 4.604%.  For the first year, interest only was paid monthly; beginning in October 2017, principal and interest are paid monthly.  Prepayment of the loan is generally prohibited.  As of April 5, 2018, rental receipts are required to be deposited directly into a lockbox account controlled by the lender because a specific named tenant did not renew their lease, triggering a provision in the loan agreement.  The Company expects this tenant to renew their lease in the first quarter of fiscal 2018, which will allow the Company to regain control of the lockbox account shortly thereafter.

In addition, if a significant named tenant goes dark, vacates, or is not in occupancy of substantially all of its current space, the Company would have to deposit either a $2,000,000 reserve or letter of credit with the lender until such time as agreed upon lease conditions being met.

After the partial refinance, the remaining balance of the original loan with Protective Life is $13,926,740 and is secured by vacant land of approximately 50 acres directly adjacent to the shopping center.  The loan has a maturity date of January 1, 2034 with an interest rate of 5.0%.  This remaining loan is personally guaranteed by the Chairman of the Company.

Lines of Credit:

On July 30, 2015, the Company obtained a credit line with a regional bank.   This $2,760,000 line of credit is used from time to time primarily to fund initial investments related to development opportunities.  The interest rate on these loans is 3.00% plus One Month ICE LIBOR rate up to maturity date (i.e., twelve months from issuance of proceeds) and 12.0% thereafter.  As of April 30, 2018, the Company had borrowings of $2,760,000 against this credit line.

Annual Report on Form 10-K	Page 52	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

3.      Construction Loans, Mortgages, Notes Payable, and Lines of Credit (concluded):

Lines of Credit (concluded):

On December 7, 2015, the Company entered into a $2,000,000 revolving demand loan agreement (“line of credit”) with a regional bank.  The interest rate on this loan is Wall Street Journal Prime, with a floor of 3.25%.  The loan is unsecured and there are no guarantors.  Interest is to be paid monthly; principal is to be repaid within twelve months or on demand, at the bank’s discretion.  There are no prepayment penalties.  This line of credit is used from time to time primarily to fund initial investments related to development opportunities.  As of April 30, 2018, the Company had borrowings of $2,000,000 against this credit line.  Subsequent to April 30, 2018, on June 11, 2018, this line of credit was increased to $3,000,000 and the final payment date was set at September 30, 2020.

On April 19, 2017, the Company entered into a $2,000,000 unsecured line of credit with a regional bank.  This line of credit was increased to $4,000,000 on April 17, 2018.  Terms of the line of credit are as follows:

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

As of April 30, 2018, the Company had borrowings of $-0- against this credit line.

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

The Chairman of the Company has guaranteed the following outstanding amounts at April 30, 2018:

Mortgage loan – Edinburg, TX	$13,926,740
Mortgage loan – Manchester, CT (Company HQ)	$197,511
Land loan – Buda, TX	$1,505,000
Land loan – Austin, TX	$2,499,900
Land loan – Cedar Park, TX	$1,351,582
Line of credit – Regional bank	$-0-

In the event that the Chairman is called upon to pay on any of the above guarantees, the Company would become liable to him.

Annual Report on Form 10-K	Page 53	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

5.      Related Party Transactions:

Included in amounts due from related parties and affiliates is $196,404 and $-0- at April 30, 2018 and 2017 from Project Hope Bronx, LLC relating to predevelopment costs.  The Company, through a 75%-owned subsidiary, is a non-controlling .005% Class B member in this limited liability company.

Included in amounts due from related parties and affiliates is $-0- and $150,000 at April 30, 2018 and 2017 relating to funds provided to a member of Cranston Brewery, LLC by Cranston/BVT Associates, LP, a 50% owned subsidiary of the Company.  Cranston Brewery LLC owns the other 50% of Cranston/BVT Associates, LP.

Included in amounts due to related parties and affiliates is $536,486 and $518,813 payable to Cranston Brewery LLC at April 30, 2018 and 2017, respectively. Cranston Brewery LLC is an affiliate but not owned by the Company. The amount due represents its funding of operations of Trolley Barn Associates (50%). The Company’s advances to Trolley Barn Associates were eliminated in consolidation.

Included in amounts due to related parties and affiliates is $80,000 and $80,000 payable to New Folly Brook Commons, LLC at April 30, 2018 and 2017, respectively. New Folly Brook Commons, LLC is owned by the Chairman of the Company. The amount due represents the remaining balance for condominiums sold by New Folly Brook Commons, LLC to a subsidiary of the Company.

6.      Employee Retirement Plan:

The Company has a 401(k) Plan for its employees. Under this plan, all employees over 18 years of age, working at least 30 hours weekly are eligible to participate.  Participants are eligible to defer earnings to the extent of IRS regulations.  The Company matches up to 4% of each participating employee’s annual salary.  Pension expense was $180,107 and $174,417 for the years ended April 30, 2018 and 2017, respectively.

7.      Income Taxes:

The provision (benefit) for income taxes consists of:

	2018	2017

Current Federal income taxes	$43,757	$49,999
Current State income taxes	288,362	350,313
Deferred Federal income taxes	756,854	1,265,977
Deferred State income taxes	124,506	193,652
	$1,213,479	$1,859,941

The components of the net deferred income tax asset (liability) follow:

Tax effect of net operating loss carry-forwards	$-0-	$449,642
Basis in fixed assets	158,589	250,042
AMT credits	197,733	311,917
Rent receivable	(250,845)	(381,301)
Investments in partnerships	(315,692)	3,404
Other	-0-	37,443
	$(210,215)	$671,147

Annual Report on Form 10-K	Page 54	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

7.     Income Taxes (concluded):

The Company has approximately $15,000,000 of State net operating losses that have been fully reserved for as of April 30, 2018 and 2017.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate before income taxes is as follows:

	2018	2017

Federal statutory rate (29.7% blended rate in 2018 and 34% in 2017)	$928,185	$2,155,367
State tax – net of Federal effect	288,362	350,313
Losses (income) attributable to noncontrolling interests in pass-through entities	(101,053)	(506,988)
Other	97,985	(138,751)
Provision (benefit) for income taxes	$1,213,479	$1,859,941

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act makes significant changes to the Internal Revenue Code, including but not limited to, decreasing the statutory corporate tax rate from 35% to 21% effective January 1, 2018, resulting in a blended rate of 29.7% for fiscal 2018, and repealing AMT tax treatment. The Company calculated its best estimate of the impact of the Tax Act in its income tax provision and re-measured its deferred tax assets and liabilities at the enacted corporate tax rate of 21% as of the enacted date, in accordance with its understanding of the Tax Act and available guidance. During the third quarter of fiscal 2018, the Company recorded charges of approximately $200,000 within its income tax provision in connection with the Tax Act, which related to the revaluation of the Company’s deferred tax assets and liabilities.

8.       Leases:

The Company leases commercial and residential real estate to tenants under various operating leases expiring through 2030.

Minimum future rentals to be received on non-cancellable commercial real estate leases as of April 30, 2018 are as follows:

Year Ending April 30,

2019	$13,476,752
2020	10,731,454
2021	9,820,851
2022	8,538,068
2023	6,792,759
Thereafter	28,594,117
Total	$77,954,001

Annual Report on Form 10-K	Page 55	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

9.         Investments in Affiliates:

Summarized financial and other information for the Company’s investment in Dover Parkade LLC (Dover) follows:

Dover – New Jersey:

As of and for the years ended April 30,

Company ownership – 50%

	2018	2017

Assets	$11,356,857	$11,811,029
Liabilities	18,691,850	19,068,557
Members’ deficit	(7,334,993)	(7,257,528)
Revenue	2,769,740	2,700,169
Operating expenses	1,318,403	1,224,837
Non-operating expense, net	(808,802)	(824,428)
Net income (loss)	642,535	650,904

Dover’s major tenant is Stop & Shop, which provided 51% and 56% of the total revenue in the years ended April 30, 2018 and 2017, respectively, under a lease that expires on June 30, 2026.

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

The Company assesses the financial strength of CVS prior to incurring costs in connection with the development of CVS pharmacy stores.  Based on historical experience and other information, no allowance for doubtful accounts related to these receivables is considered necessary by management as of April 30, 2018 or 2017.

Annual Report on Form 10-K	Page 56	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

	2018	2017
Revenues:
Real Estate Operations	$79,083,962	$70,830,796
Fee for Service	3,935,000	4,839,500
Total	$83,018,962	$75,670,296

Operating Cost and Expense:
Real Estate Operations	$61,515,887	$51,883,114
Fee for Service	4,011,464	5,011,262
Administrative Expenses	5,867,999	5,096,886
Total	$71,395,350	$61,991,262

All costs after administrative expenses are cost of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $375,501 in 2018 and $129,651 in 2017 and receivables of $4,516,807 in 2018 and $4,262,302 in 2017.

12.  Deferred Compensation Plan:

On December 1, 2014, the Company adopted a Deferred Bonus Plan that awarded six key employees an annual payment of $21,667 each for three years.  All of the six employees have satisfied the vesting requirements and received the three annual payments in August 2015, 2016, and 2017.  The total expense recorded for this bonus was $390,000 and was recorded in fiscal 2015.

13.  Purchases of Real Estate:

Houston, TX – Land Purchase: On May 12, 2017, the Company completed its purchase of a parcel of land in Houston, TX for $8,583,235 including closing costs.  This purchase was financed with proceeds from a construction loan of $5,158,210, utilization of the Company’s lines of credit of $2,400,000, and working capital of $1,025,025. Key terms of the construction loan are as follows:

Maximum Loan Amount:	$8,600,000
Maturity Date:	November 15, 2018
Interest Rate:	2.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.
Payments:	Interest only payable monthly with principal due at maturity.
Guarantee:	The Company (Corporate).

Annual Report on Form 10-K	Page 57	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

13.  Purchases of Real Estate (continued):

Montgomery, TX – Land Purchase: On August 16, 2017, the Company completed its purchase of a 26.43 acre parcel of land in Montgomery, TX for $6,672,754 including closing costs.  This purchase was financed with proceeds from a land loan of $4,150,000, utilization of the Company’s lines of credit of $2,360,000, and working capital of $162,754. Key terms of the land loan are as follows:

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

Houma, LA – Land Purchase: On January 5, 2018, the Company purchased a parcel of land in Houma, LA for $2,514,644 including closing costs.  This purchase was financed with proceeds from a construction loan of $1,417,217, utilization of the Company’s lines of credit of $1,000,000, and working capital of $97,427. Key terms of the construction loan are as follows:

Maximum Loan Amount:	$5,065,000
Maturity Date:	January 5, 2019
Interest Rate:	2.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.
Payments:	Interest only payable monthly with principal due at maturity.
Guarantee:	The Company (Corporate).

Pearland, TX – Land Purchase: On January 11, 2018, the Company purchased a parcel of land in Pearland, TX for $1,038,306 including closing costs.  This purchase was financed with proceeds from a land loan of $500,000, utilization of the Company’s lines of credit of $400,000, and working capital of $138,306. Key terms of the land loan are as follows:

Loan Amount:	$500,000
Maturity Date:	January 5, 2019
Interest Rate:	3.50% plus One Month ICE LIBOR rate, as defined, up to maturity date and 12.0% thereafter.
Payments:	Interest only payable monthly with principal due at maturity.
Guarantee:	The Company (Corporate).

Spring, TX – Land Purchase: On January 30, 2018, the Company purchased three adjacent parcels of land in Spring, TX for $1,161,240 including closing costs.  Simultaneously, one of these parcels was sold to another party for $1,404,504 (cost of $1,008,623, including additional development costs of $549,011).  The purchase was financed by working capital and the proceeds from the sale.  The Company netted $27,807 of cash for these two transactions.  The remaining two parcels will be marketed to retail establishments.

Annual Report on Form 10-K	Page 58	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

13.  Purchases of Real Estate (concluded):

Little Ferry, NJ – Land Purchase: On February 8, 2018, the Company purchased a parcel of land in Little Ferry, NJ for $3,131,000 which, along with closing costs and a deposit into a Remediation Trust Fund of $439,425, were financed by proceeds from a construction loan of $3,774,340 plus working capital.   Key terms of the construction loan are as follows:

Maximum Loan Amount:	$8,800,000
Maturity Date:	February 1, 2029
Interest Rate:	One month LIBOR, as defined, plus 2.50% through February 1, 2019 (the “Construction Phase”); thereafter, one month LIBOR plus 1.90% (the “Permanent Phase”).
Payments:	Interest only payable monthly during the Construction Phase. Thereafter, principal and interest payable monthly using a 30-year amortization.
Guarantor:	The Company (Corporate).
Prepayment:	Prior to February 1, 2019, 0.50% of the principal balance prepaid; from February 1, 2019 – January 31, 2021, 1.00% of the principal balance prepaid.

14.  Contingencies:

The Company is involved in legal proceedings which arise during the normal course of its business, including disputes over tax assessments, commercial contracts, lease agreements, construction contracts, employee disputes and personal injuries. No amounts have been accrued in these consolidated financial statements since the outcome of these matters are uncertain and the amount of liability, if any, cannot be determined. However, the Company does not believe the outcome of any of these proceedings will have a material impact on its consolidated financial statements.

15.  Subsequent Events:

The Company has evaluated for subsequent events through July 30, 2018, the date the financial statements were issued.

Edinburg, TX – Construction Loan: On May 1, 2018, the Company obtained a $3,233,937 construction loan to finance construction of a commercial building at its Edinburg, TX property.  The initial construction draw was for $2,818,156 with another $415,781 available to draw as construction is completed.  The net cash received by the Company at closing was $455,737.  Of the initial construction draw, $2,310,000 was used to repay Protective Life against their remaining loan to release the lot the building is being constructed on.  The interest rate on the loan is the Prime Rate per Wall Street Journal plus 1.25% with a floor of 6.00% and a ceiling of 9.00%.  The monthly loan payments are interest only for the first twelve months then convert to monthly principal and interest payments calculated using a 20 year amortization period with a final balloon payment due on April 30, 2023.  The Company is a guarantor on this loan.

Annual Report on Form 10-K	Page 59	First Hartford Corporation

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

15.  Subsequent Events (concluded):

Katy, TX – Land Purchase: On May 3, 2018, the Company purchased a parcel of land in Katy, TX for $2,386,648 including closing costs.  This purchase was financed with proceeds from a construction loan of $1,487,973, cash of $823,496, and working capital of $75,179. Key terms of the construction loan are as follows:

Loan Amount:	$4,325,000
Maturity Date:	May 3, 2022
Interest Rate:	2.50% plus One Month ICE LIBOR rate, as defined, for first year and 6.5% through the maturity date; 12.0% thereafter.
Payments:	Interest only payable monthly during the first year. Thereafter, principal and interest payable monthly using a 25-year amortization.
Guarantee:	The Company (Corporate).

Montgomery, TX – Partial Property Sale: On May 23, 2018, the Company sold a single-tenant property in Montgomery, TX for $2,930,499 (cost of approximately $856,510).  The Company continues to own 22.70 acres of land attached to this sold parcel that can support approximately 130,000 square feet of additional development.

Line of Credit Increase: On June 11, 2018, the Company’s $2,000,000 line of credit with a regional bank was increased to $3,000,000 and the final payment date was set at September 30, 2020.

Cedar Park, TX – Property Sale: On June 14, 2018, the Company sold a single tenant in Cedar Park, TX for $2,631,578 (cost of approximately $1,979,963).  A mortgage loan with a balance of $1,353,974 was paid off with the proceeds.

Houston, TX – Partial Property Sale: On June 14, 2018, the Company sold a single-tenant property in Houston, TX for $8,100,000 (cost of approximately $5,047,464).  The Company continues to own 18.58 acres of land attached to this sold parcel that can support approximately 100,000 square feet of additional development.

Katy, TX (Cane Island) – Land Purchase: On July 25, 2018, the Company purchased a 5.32 acre parcel of land in Katy, TX for $2,977,851 including closing costs.  This purchase was primarily financed through utilization of the Company’s credit lines.  The Company expects to obtain a construction loan for this property in the near future.

[End of Financial Statements and Notes thereto. ]

Annual Report on Form 10-K	Page 60	First Hartford Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 30, 2018

FIRST HARTFORD CORPORATION

By: /s/ Neil H. Ellis
Neil H. Ellis
Chairman of the Board and
Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by        the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 30, 2018	/s/ Neil H. Ellis
Neil H. Ellis
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 30, 2018	/s/ Eric J. Harrington
Eric J. Harrington
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Annual Report on Form 10-K	Page 61	First Hartford Corporation