Form 10-Q
period 2018-07-31
FIRST HARTFORD CORP
filed 2018-09-28
CIK 36369

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018.

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

2,315,599 as of September 28, 2018

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	July 31, 2018	April 30, 2018 (As Adjusted)

Real estate and equipment:
Developed properties and property under construction (including $80,163,881 in July and $79,969,791 in April for VIEs)	$259,992,927	$251,892,715
Equipment and tenant improvements (including $2,558,471 in July and $2,551,778 in April for VIEs)	4,285,110	4,274,824
	264,278,037	256,167,539

Less accumulated depreciation and amortization (including $18,573,141 in July and $18,042,184 in April for VIEs)	(54,060,738)	(52,650,839)
	210,217,299	203,516,700

Property held for sale	-0-	7,465,163
Cash and cash equivalents (including $2,939,223 in July and $2,689,207 in April for VIEs)	7,688,661	7,206,445

Cash and cash equivalents – restricted (including $388,892 in July and $386,505 in April for VIEs)	1,150,691	992,923

Marketable securities (including $620,280 in July and $619,432 in April for VIEs)	620,280	619,432

Accounts and notes receivable (including $92,546 in July and $49,668 in April for VIEs), less allowance for doubtful accounts of $58,525 as of July 31, 2018 and $56,930 as of April 30, 2018	5,349,987	3,041,624

Other receivables	3,304,699	4,494,150

Deposits and escrow accounts (including $6,541,790 in July and $7,356,807 in April for VIEs)	14,094,425	15,284,884

Prepaid expenses (including $624,404 in July and $361,206 in April for VIEs)	2,426,387	1,726,281

Deferred expenses (including $146,197 in July and $150,412 in April for VIEs)	3,385,512	3,242,200

Investments in affiliates	429,847	429,847

Due from related parties and affiliates	2,997	199,101

Deferred tax asset	-0-	-0-

Total assets	$248,670,785	$248,218,750

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	July 31, 2018	April 30, 2018 (As Adjusted)
Liabilities:
Mortgages and notes payable:
Construction loans payable	$31,308,826	$32,168,786
Mortgages payable (including $63,418,412 in July and $63,617,980 in April for VIEs)	187,909,346	191,597,383
Notes payable (including $1,704,697 in July and $1,704,697 in April for VIEs)	1,704,697	1,704,697
Lines of credit	5,283,330	4,760,000
Less: Deferred debt issuance costs, net (including $1,503,684 in July and $1,515,252 in April for VIEs)	(2,937,606)	(2,975,038)
	223,268,593	227,255,828

Accounts payable (including $919,779 in July and $1,017,870 in April for VIEs)	3,922,441	3,295,223
Other payables	5,221,825	6,556,675
Accrued liabilities (including $3,533,231 in July and $3,557,776 in April for VIEs)	8,370,459	7,456,930
Derivative liability	222,394	659,780
Deferred income (including $219,636 in July and $221,296 in April for VIEs)	1,145,024	1,235,635
Other liabilities	880,470	1,007,642
Due to related parties and affiliates (including $467,762 in July and $464,608 in April for VIEs)	619,840	616,516
Deferred tax liability	805,114	210,215
Total liabilities	244,456,160	248,294,444

Shareholders’ Equity (Deficiency):
First Hartford Corporation:
Preferred stock, $1 par value; $.50 cumulative and convertible; authorized 4,000,000 shares; no shares issued and outstanding	-0-	-0-
Common stock, $1 par value; authorized 6,000,000 shares; issued 3,211,843 shares and outstanding 2,315,799 shares	3,211,843	3,211,843
Capital in excess of par	5,043,779	5,043,779
Accumulated earnings (deficit)	119,671	(4,166,755)
Accumulated other comprehensive income	-0-	-0-
Treasury stock, at cost, 896,044 shares	(4,989,384)	(4,989,384)
Total First Hartford Corporation	3,385,909	(900,517)
Noncontrolling interests	828,716	824,823

Total shareholders’ equity (deficiency)	4,214,625	(75,694)

Total liabilities and shareholders’ equity (deficiency)	$248,670,785	$248,218,750

See accompanying notes.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 31, 2018	July 31, 2017
Operating revenues:
Rental income	$7,824,876	$7,796,540
Service income	4,876,640	640,563
Sales of real estate	13,662,078	21,360,000
Other revenues	1,451,925	1,222,265
	27,815,519	31,019,368

Operating costs and expenses:
Rental expenses	4,996,126	4,974,166
Service expenses	4,001,806	1,239,990
Cost of real estate sales	7,702,061	18,623,718
Other expenses	1,649,927	1,363,102
Selling, general and administrative expenses	1,192,441	1,560,962
	19,542,361	27,761,938

Income from operations	8,273,158	3,257,430

Non-operating income (expense):
Interest expense	(2,632,510)	(2,629,789)
Other income (loss)	18,481	(83,418)
Gain (loss) on derivatives	437,385	(203,905)
Equity in earnings of unconsolidated subsidiaries	217,172	162,860
	(1,959,472)	(2,754,252)

Income before income taxes	6,313,686	503,178

Income tax expense	1,791,385	365,489

Consolidated net income	4,522,301	137,689

Net (income) loss attributable to noncontrolling interests	(235,875)	104,573

Net income attributable to First Hartford Corporation	$4,286,426	$242,262

Net income per share – basic	$1.85	$0.10

Net income per share – diluted	$1.85	$0.10

Shares used in basic per share computation	2,315,799	2,328,299

Shares used in diluted per share computation	2,315,799	2,328,299

See accompanying notes.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 31, 2018	July 31, 2017

Consolidated net income	$4,522,301	$137,689

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	848	100,386

Total comprehensive income	4,523,149	238,075

Amounts attributable to noncontrolling interests:
Net (income) loss	(235,875)	104,573
Unrealized (gains) losses on marketable securities	(848)	(100,386)

	(236,723)	4,187

Comprehensive income attributable to First Hartford Corporation	$4,286,426	$242,262

See accompanying notes.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2018	July 31, 2017
Operating activities:
Consolidated net income	$4,522,301	$137,689
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries, net of distributions of $90,000 in 2018 and $90,000 in 2017	(127,172)	(72,859)
Gain on sale of real estate	(5,960,017)	(2,736,282)
Depreciation of real estate and equipment	1,431,091	1,366,512
Amortization of deferred expenses	147,915	135,663
Deferred income taxes	594,899	271,759
(Gain) loss on derivatives	(437,386)	203,905
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(1,118,912)	32,360
Deposits and escrow accounts	1,190,459	232,025
Prepaid expenses	(700,106)	(465,654)
Deferred expenses	(253,795)	1,119,012
Accrued liabilities	913,529	943,948
Deferred income	(90,611)	(129,732)
Accounts and other payables	(707,632)	(920,990)

Net cash provided by (used in) operating activities	(595,437)	117,356

Investing activities:
Investments in marketable securities	-0-	(96,946)
Proceeds from sale of marketable securities	-0-	374,359
Purchase of equipment and tenant improvements	(31,478)	(647,699)
Proceeds from sale of real estate	13,662,078	21,360,000
Additions to developed properties and properties under construction	(8,337,110)	(11,461,232)

Net cash provided by investing activities	5,293,490	9,528,482

See accompanying notes.

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	July 31, 2018	July 31, 2017
Financing activities:
Distributions to noncontrolling interests	$(232,830)	$(138,256)
Repurchase of common stock	-0-	(75,000)
Proceeds from:
Construction loans	7,040,812	7,793,353
Mortgage loans	-0-	2,876,407
Notes	-0-	-0-
Credit lines	3,000,000	-0-
Principal payments on:
Construction loans	(7,900,772)	(1,127,899)
Mortgage loans	(3,688,037)	(13,469,006)
Notes	-0-	-0-
Credit lines	(2,476,670)	(5,000,000)
Payments (to) from related parties and affiliates, net	199,428	151,271

Net cash used in financing activities	(4,058,069)	(8,989,130)

Net change in cash and cash equivalents and restricted cash	639,984	656,708

Cash and cash equivalents and restricted cash, beginning of period	8,199,368	6,776,769

Cash and cash equivalents and restricted cash, end of period	$8,839,352	$7,433,477

Cash paid during the period for interest	$2,632,510	$2,672,437

Cash paid during the period for income taxes	$44,540	$60,750

Debt refinancing in 1st quarter:
New mortgage loans	$-0-	$8,565,000
Debt reduced	(0)	(5,567,673)
Escrow funded	(0)	(120,920)
Net cash from refinancing in 1st quarter	$-0-	$2,876,407

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of April 30, 2018 was derived from the audited financial statements for the year then ended.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2018.

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

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies (continued):

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (Topic 606). We adopted new revenue recognition guidance on May 1, 2018, using the full retrospective method (see Note 2).  Revenue is recognized when or as control of the promised services or goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following is a description of our revenue recognition policies, updated for the effects of Topic 606, for the Company’s principal activities, separated by our reportable segments as discussed further within this Note 1.

Real Estate Operations Segment

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

Management Services – The Company provides management and maintenance services to third parties, primarily the Company’s unconsolidated Claymont, DE and Bronx, NY properties.  The Company is compensated for such services through a monthly management fee earned based on a specified percentage of the monthly rental income generated from the property under management. Property management services represent a series of distinct daily services rendered over time.

Sales of Real Estate – The Company recognizes sales of real estate as revenue at a point in time when control is transferred and the Company has satisfied its performance obligation.

Development Services – The Company typically satisfies its performance obligation as services are rendered over time, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies (continued):

Construction Income – Construction revenues are recognized as performance obligations are satisfied over time (formerly known as percentage-of-completion method), measured by the ratio of costs incurred up to a given date to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts.

Other Revenues – Other revenues represents retail sales at the Company’s three retail establishments it owns at its shopping centers. The Company recognizes these revenues at a point in time when control of the goods is transferred to its customers.

Fee for Service Segment:

Preferred Developer Services – The Company is party to preferred developer agreements with CVS and Cumberland Farms.  Under these agreements, the Company satisfies its performance obligation over time as services are provided. Fees are typically payable upon contractually defined events, like project milestones.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts for specific accounts receivable balances based on historical collection trends, the age of outstanding accounts receivables and existing economic conditions associated with the receivables. Past-due accounts receivable balances are written off when our internal collection efforts have been unsuccessful. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised service to a customer and when the customer pays for that service will be one year or less. We do not typically include extended payment terms in our contracts with customers.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. On July 31, 2018, we had $4,950,557 of remaining performance obligations relating to construction projects.  We expect to recognize approximately 100% of our remaining performance obligation as revenue during the remainder of fiscal 2019.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies (continued):

Contract Assets and Contract Liabilities

Contract assets represent assets for revenue that has been recognized in advance of billing the customer and for which the right to bill is contingent upon something other than the passage of time. Included in contract assets are costs and estimated earnings in excess of billings, uninstalled materials, and other costs related to long-term construction contracts.

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of the services contract, we record a contract liability. Included in contract liabilities are billings in excess of costs and estimated earnings and deferred revenue. Such deferred revenue typically results from milestone payments pertaining to future services not yet rendered. We recognize the contract liability as revenue once we have transferred control of service to the customer and all revenue recognition criteria are met.

Contract assets and contract liabilities are determined for each contract on a net basis.  As of July 31, 2018, contract liabilities of $343,050 are included in deferred income in the accompanying consolidated balance sheets.

Contract Costs

Contract costs include all direct material, direct labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect construction costs. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

As long-term contracts extend over one or more years, revisions in estimates of costs and earnings during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known.

Applying the contract cost practical expedient, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

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

There were no common stock equivalents outstanding at July 31, 2018 or July 31, 2017.

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

	Three Months Ended
	July 31,
	2018	2017
Revenues:
Real Estate Operations	$26,848,019	$30,506,118
Fee for Service	967,500	513,250
Total	$27,815,519	$31,019,368

Operating Costs & Expenses:
Real Estate Operations	$17,321,517	$25,324,567
Fee for Service	1,028,403	876,409
Administrative Expenses	1,192,441	1,560,962
Total	$19,542,361	$27,761,938

All costs after operating expenses are costs of the real estate operation.

The only assets in the balance sheet belonging to the Fee for Service segment is restricted cash of $334,147 on July 31, 2018 and $375,501 on April 30, 2018 and receivables of $3,319,079 on July 31, 2018 and $4,516,807 on April 30, 2018.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.       New Accounting Pronouncements

The FASB previously issued five ASUs related to revenue recognition (“new revenue recognition guidance”). The ASUs issued were: (1) in May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (4) in May 2016, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients;” and (5) in December 2016, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers.” As mentioned in Note 1, we adopted the new revenue recognition guidance in the first quarter of fiscal 2019 using the full retrospective transition method. This resulted in a cumulative adjustment of $129,097 to the accumulated deficit balance reflected in the accompanying consolidated balance sheet at April 30, 2018, which represents the impact from restating the statement of operations for the year ended April 30, 2018. There was no impact on the Company’s consolidated balance sheet as of April 30, 2017. The impact of the application of the new revenue recognition guidance resulted in a deceleration of revenues and a corresponding deferral of project costs related to an agreement that did not meet the criteria for a contract under the scope of Topic 606. Under the new revenue guidance, because this agreement does not meet the criteria for a contract, revenue cannot be recognized until the Company has satisfied all performance obligations. In addition, the deceleration of these revenues and expenses resulted in an increase in total assets and liabilities to reflect contract assets and liabilities.

The following table presents the effects of the adoption of the new revenue recognition guidance on our consolidated balance sheet as of April 30, 2018:

	As Reported	Adoption of New Revenue Recognition Guidance	As Adjusted

Deferred Expenses	$3,064,329	$177,871	$3,242,200
Total Assets	248,040,879	177,871	248,218,750
Deferred Revenue	885,635	350,000	1,235,635
Total Liabilities	247,944,444	350,000	248,294,444
Accumulated Deficit	4,037,658	129,097	4,166,755
Noncontrolling Interests	867,855	(43,032)	824,823
Total Liabilities and Equity	248,040,879	177,871	248,218,750

The adoption of the new revenue recognition guidance did not have an effect on the Company’s condensed consolidated statements of income or cash flows for the three months ended July 31, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted ASU 2016-15 in the first quarter of fiscal 2019.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.       New Accounting Pronouncements (concluded):

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. We adopted ASU 2016-18 in the first quarter of fiscal 2019 and, as a result, restricted cash has been included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Recent Accounting Pronouncements Pending Adoption

Currently, there are no Accounting Standards Updates that the Company is required to adopt that are likely to have a material effect on its financial statements that have not been previously discussed in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2018.

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

	July 31, 2018	April 30, 2018

Real estate and equipment, net	$67,172,393	$66,691,049
Other assets	11,330,457	11,607,936
Total assets	78,502,850	78,298,985
Intercompany profit elimination	(3,415,086)	(2,603,570)
	$75,087,764	$75,695,415

Mortgages and other notes payable	$63,619,425	$63,807,424
Other liabilities	4,650,112	4,796,289
Total liabilities	$68,269,537	$68,603,713

 FIRST HARTFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.       Consolidated Variable Interest Entities and Investments in Affiliated Partnerships (concluded):

The Company accounts for its 50% ownership interest in Dover Parkade, LLC under the equity method of accounting.  A summary of the operating results for this entity follows:

	Three Months Ended
	July 31,
	2018	2017
Dover Parkade, LLC:
Revenue	$721,528	$701,909
Expenses	(467,184)	(556,190)
Net income	$254,344	$145,719

In August 2017, the Company finalized an agreement to invest in an affiliated limited liability company called Ware Seguin 1518, LLC.  The Company accounts for its 50% interest in Ware Seguin 1518, LLC under the equity method of accounting.  Ware Seguin 1518, LLC owns property in Schertz, TX that it plans to develop into approximately 285 single family residential lots and approximately 15 acres of commercial or other uses.  The operating and financial policies of Ware Seguin 1518, LLC are not controlled by the Company.  The Company’s initial investment was $326,498 and the Company committed to invest an additional amount up to $500,000, of which an additional $103,149 was made as of July 31, 2018.  Additional future investments may be required if agreed by the Members.  The Company is also a guarantor of 50% of a $1,000,000 bank loan obtained by Ware Sequin 1518, LLC that was used to purchase the property. There has been no income statement activity as of July 31, 2018.

4.       Revenue from Contracts with Customers:

Disaggregated Revenue:

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended July 31, 2018 and 2017 by type of service:

Three Months Ended July 31, 2018	Real Estate Operations Segment	Fee for Service Segment	Total
Topic 606 Revenue:
Rental Income	$7,824,876	$-0-	$7,824,876
Management Services	518,943	-0-	518,943
Preferred Developer Services	-0-	967,500	967,500
Construction Income	3,390,197	-0-	3,390,197
Sales of Real Estate	13,662,078	-0-	13,662,078
Other Revenues	1,451,925	-0-	1,451,925
Total Revenues	$26,848,019	$967,500	$27,815,519

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.       Revenue from Contracts with Customers (concluded):

Disaggregated Revenue (concluded):

Three Months Ended July 31, 2017	Real Estate Operations Segment	Fee for Service Segment	Total
Topic 606 Revenue:
Rental Income	$7,796,540	$-0-	$7,796,540
Management Services	127,313	-0-	127,313
Preferred Developer Services	-0-	513,250	513,250
Construction Income	-0-	-0-	-0-
Sales of Real Estate	21,360,000	-0-	21,360,000
Other Revenues	1,222,265	-0-	1,222,265
Total Revenues	$30,506,118	$513,250	$31,019,368

The adoption of the new revenue recognition guidance did not have an effect on the Company’s condensed consolidated statements of income for the three months ended July 31, 2017.

5.       Income Taxes:

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

6.       Litigation:

There have been no significant changes in litigation since April 30, 2018.

FIRST HARTFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.       Construction Loan:

Edinburg, TX – Construction Loan: On May 1, 2018, the Company obtained a $3,233,937 construction loan to finance construction of a commercial building at its Edinburg, TX property.  The initial construction draw was for $2,818,156 with another $415,781 available to draw as construction is completed.  The net cash received by the Company at closing was $455,737.  Of the initial construction draw, $2,310,000 was used to repay Protective Life against their remaining loan to release the lot the building is being constructed on.  The interest rate on the loan is the Prime Rate per Wall Street Journal plus 1.25% with a floor of 6.00% and a ceiling of 9.00%.  The monthly loan payments are interest only for the first twelve months then convert to monthly principal and interest payments calculated using a 20 year amortization period with a final balloon payment due on April 30, 2023.  The Company is also a guarantor on this loan.

8.       Purchases of Real Estate:

Katy, TX: On May 3, 2018, the Company purchased a parcel of land in Katy, TX for $2,386,648 including closing costs.  This purchase was financed with proceeds from a construction loan of $1,487,973, cash of $823,496, and working capital of $75,179. Key terms of the construction loan are as follows:

Maximum Loan Amount:	$4,325,000
Maturity Date:	May 3, 2022
Interest Rate:	2.50% plus One Month ICE LIBOR rate, as defined, for first year and 6.5% through the maturity date; 12.0% thereafter.
Payments:	Interest only payable monthly during the first year. Thereafter, principal and interest payable monthly using a 25-year amortization.
Guarantee:	The Company (Corporate).

Katy, TX (Cane Island): On July 25, 2018, the Company purchased a 5.32 acre parcel of land in Katy, TX for $2,977,851 including closing costs.  This purchase was primarily financed through utilization of the Company’s credit lines.  The Company expects to obtain a construction loan for this property in the near future.

9.       Subsequent Events:

The Company has evaluated for subsequent events through September 28, 2018, the date the financial statements were issued.

Wethersfield, CT – Sale of Condominium: On August 28, 2018, the Company sold its final condominium in Wethersfield, CT for $260,000 (cost of approximately $254,718).

Houma, LA – Sale of Property: On September 20, 2018, the Company sold its single tenant property in Houma, LA for $7,895,000 (cost of approximately $6,405,114).  A construction loan with a balance of $4,563,084 and a line of credit with a balance of $285,695 were paid off with the proceeds.

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

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies from those included in Item 7 of its Annual Report on Form 10-K for the year ended April 30, 2018 under the subheading “Critical Accounting Policies and Estimates”.

Results of Operations

Rental Income:

Rental income for the three months ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2018	2017
Residential	$3,090,437	$3,037,106
Commercial	4,734,439	4,759,434
	$7,824,876	$7,796,540

The slight increase in residential rental income was primarily the result of lower vacancies at the Rockland, MA property due to substantial completion of the renovation project in the first quarter of the current year.

The slight decrease in commercial rental income was primarily caused by the partial sale of the New Orleans, LA late in the prior year first quarter, largely offset by normal recurring rent increases.

Service Income

Service income for the three months ended July 31 follows:

	Three Months Ended
	July 31,
	2018	2017
Management and other fees	$518,943	$127,313
Construction	3,390,197	-0-
Preferred developer fees	967,500	513,250
	$4,876,640	$640,563

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued):

Service Income (concluded):

Management fees are received primarily from the Company’s unconsolidated Claymont, DE and Bronx, NY properties.  In the first quarter of fiscal 2019, the Company also received commissions, finders and other fees not received previously.

Construction revenue was generated from the Company’s unconsolidated Bronx, NY affordable housing development project.

The increase in preferred developer fees reflected higher fees received from both CVS and Cumberland Farms.  The increase in CVS fees was largely due to timing; the Company still anticipates this revenue stream to decrease over the next few years as a result of an acquisition that has impacted in the slowing of their pipeline for new stores.  The increase in Cumberland Farms was the result of timing of closings based on the construction schedule; this revenue stream is expected to remain steady.

Sales (and Cost of Sales) of Real Estate

Three months ended July 31, 2018:

Montgomery, TX – Partial Property Sale: On May 23, 2018, the Company sold a single-tenant property in Montgomery, TX for $2,930,499 (cost of $856,510).  The Company continues to own 22.70 acres of land attached to this sold parcel that can support approximately 130,000 square feet of additional development.

Cedar Park, TX – Property Sale: On June 14, 2018, the Company sold a single-tenant property in Cedar Park, TX for $2,631,579 (cost of $1,979,963).  A mortgage loan with a balance of $1,353,974 was paid off with the proceeds.

Houston, TX – Partial Property Sale: On June 14, 2018, the Company sold a single-tenant property in Houston, TX for $8,100,000 (cost of $5,047,464).  The Company continues to own 18.58 acres of land attached to this sold parcel that can support approximately 100,000 square feet of additional development.

There were also favorable adjustments of $181,876 made in fiscal year 2019 related to property sales that occurred in previous fiscal years as actual costs came in slightly lower than expected.

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

Other Revenues (and Expenses)

The increase in other income was due to higher sales by the Company’s new restaurant it built and owns at its Edinburg, TX property.  This store was opened late in the prior year first quarter.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS (continued):

Operating Costs and Expenses:

Rental Expenses

Rental expenses for the three months ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2018	2017
Residential	$2,663,072	$2,562,745
Commercial	2,333,054	2,411,421
	$4,996,126	$4,974,166

The increase in residential rental expenses were mainly from higher expenses at the Somerville, MA (i.e., Clarendon) property for health insurance, repairs and maintenance and higher expenses at the Rockland, MA facility to make the units rental-ready (e.g., painting of decks), partially offset by lower asbestos remediation and related legal fees as the renovation project was substantially completed in FY 2019 Q1.

The decrease in commercial rental expenses was mainly due to a fee paid to a tenant in the prior year first quarter at its Edinburg, TX shopping center to allow the Company to lease to another tenant.

Service Expenses

Service expenses for the three months ended July 31 follows:

	Three Months Ended
	July 31,
	2018	2017
Preferred Developer Expenses and Fees	$1,028,403	$876,409
Construction and Other Cost	2,973,403	363,581
	$4,001,806	$1,239,990

The increase in preferred developer expenses and fees primarily reflects lower commissions paid commensurate with the higher revenue.

The increase in construction expenses is from the Company’s unconsolidated Bronx, NY affordable housing development project.  This is partially offset by unbudgeted costs (i.e., overruns) incurred in the prior year at the renovation project at the Company’s Rockland, MA property.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS (continued):

Selling, General and Administrative (“SG&A”)

The decrease in SG&A expenses relates primarily to costs incurred in the prior year first quarter to resolve issues with the renovation project at the Company’s Rockland, MA property, as well as lower salaries due to attrition.

Non-Operating Income (Expense):

Interest Expense

Interest expense for the three months ended July 31, by type of tenant, follows:

	Three Months Ended
	July 31,
	2018	2017
Commercial	$1,861,182	$1,900,783
Residential	771,328	729,006
	$2,632,510	$2,629,789

The change in commercial interest expense was minimal; there were no individually significant changes.

The increase in residential interest expense was the result of the end of monthly interest subsidy payments upon a loan payoff in March 2018.

Other Income / (Loss)

Other income / (loss) for the three months ended July 31 follows:

	Three Months Ended
	July 31,
	2018	2017
Investment Income (loss)	$18,481	$(83,418)

The change in investment income reflected realized losses on sales of securities in the prior year.

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

The aggregate fair value of the Company’s interest rate swap agreements as of July 31, 2018 and April 30, 2018 were liabilities of $222,394 and $659,780, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS (continued):

Equity in Earnings of Unconsolidated Subsidiary

The equity in earnings of unconsolidated subsidiary for the three months ended July 31 follows:

	Three Months Ended
	July 31,
	2018	2017
Income from Operations	$127,172	$72,860
Distributions	90,000	90,000
	$217,172	$162,860

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

Capital Resources and Liquidity

At July 31, 2018, the Company had $7,688,661 of unrestricted cash and cash equivalents. This includes $5,008,354 belonging to partner entities in which the Company’s financial interests range from .01% (VIEs) to 50%.  Funds received from CVS, which are to be paid out in connection with CVS developments, of $334,147, tenant security deposits held by VIEs of $388,892, and cash held in a lender-controlled lockbox account for our Edinburg, TX property of $427,652 are included in restricted cash and cash equivalents.

At July 31, 2018, the Company had $620,820 of investments in marketable securities, all of which belongs to partner entities.

 The Company has three separate credit lines that allows for borrowings up to $9,760,000.  At July 31, 2018, the Company had borrowings of $5,283,330 against these credit lines.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS (concluded):

Capital Resources and Liquidity (concluded):

The sources of future borrowings that may be needed for new construction loans, property purchases, or balloon payments on existing loans are unclear at this time.  As a result of the decreasing CVS fee-for-service business and the increasingly difficult environment surrounding commercial real estate, the Company has become more dependent on its ability to buy, develop, and sell real estate at a profit.  Failure to do so would have an adverse impact on the Company’s liquidity.  The Company’s liquidity could also be adversely impacted by higher interest rates, regulatory changes in Federal affordable housing programs, and lack of improvement in the financial performance of the Company’s new restaurant in Edinburg, TX.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chairman and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act.  Based on the Evaluation, our Chairman and Treasurer concluded that because of weaknesses in our control environment, our disclosure controls were not effective as of the end of the period covered by this report.  Notwithstanding weaknesses in our control environment, as of July 31, 2018, we believe that the condensed consolidated financial statements contained in this report present fairly the Company’s financial condition, results of operations and cash flows for the periods presented.

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

There have been no significant changes in litigation since April 30, 2018.

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

First Hartford Corporation
(Registrant)

September 28, 2018	/s/ Neil H. Ellis
Date	Neil H. Ellis,
Chairman of the Board
and Chief Executive Officer

September 28, 2018	/s/ Eric J. Harrington
Date	Eric J. Harrington, Treasurer
and Chief Financial Officer